Form 10KSB/A
period 1994-12-31
GREEN ISLE ENVIRONMENTAL SERVICES INC
filed 1995-06-26
CIK 83490

The following items which were the subject of a Form 12b-25 are included herein:
Item 6 - Management's Discussion and Analysis and Item 7 - Financial Statements.
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                          ____________________________

                                 FORM 10-KSB/A-1

     [X] AMENDMENT NO. 1 TO THE ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994
                                       or
     [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
               For the transition period from ________ to _______

                         Commission file number:  0-1561
                          ____________________________

                     GREEN ISLE ENVIRONMENTAL SERVICES, INC.
             (Exact name of registrant as specified in its charter)
           MINNESOTA                                       41-0780999
     (State of Incorporation)                          (I.R.S. Employer
                                                      Identification No.)
     410 11TH AVENUE SOUTH
       HOPKINS, MINNESOTA                                     55343
     (Address of principal                                  (Zip Code)
      executive offices)

       Registrant's telephone number, including area code:  (612) 935-7798
                           ___________________________

        Securities registered pursuant to Section 12(b) of the Act:  None

           Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $0.1875 per share
                           ___________________________

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS.

INTRODUCTION

     Green Isle Environmental Services, Inc. (f/k/a Reuter, Inc.) (the "Company") is currently engaged principally in the business of contract manufacturing of precision machined products and assemblies. The Company manufactures, among other items, close tolerance bearing-related assemblies for the medical device industry. The Company discontinued its former waste processing business prior to 1994 and the manufacture of plastic waste containers during 1994. The Company completed the sale of its waste processing facility in Eden Prairie, Minnesota in late 1994 and is in the process of selling its container manufacturing equipment. The Company continues to own, through a wholly-owned subsidiary, a waste processing facility in Pembroke Pines, Florida which is subject to a November 1, 1992 agreement with a lender described in the following paragraph.

     In November 1992, the Company entered into an agreement with the lender to the Pembroke Pines Facility and a management agreement with Reuter Recycling of Florida, Inc. (the "Florida Subsidiary"). Under these agreements, the Company no longer is required to fund any future construction costs or operations of the Pembroke Pines Facility following the $2.4 million equity contribution (which the Company made in 1992). Pursuant to these agreements, the Company acknowledged a continuing pledge of the stock of the Florida Subsidiary to the lender. As a result of these agreements, the Company has effectively given up control and any future economic interest associated with ownership for the Pembroke Pines Facility except for management fees for managing the plant pursuant to the management agreement. These agreements are more fully discussed in Note 4 of the Notes to Consolidated Financial Statements included in this Report. As a result of these agreements, the Company deconsolidated the Florida subsidiary from its consolidated financial statements effective November 1, 1992. In June 1995, the Company entered into an agreement to sell all of the stock of the Florida Subsidiary to a third party. Upon closing under this agreement, the Company's management responsibilities and related fees will terminate. The Company has also agreed not to compete with the business of the Florida Subsidiary for a period five years after the closing. Proceeds from the sale will be paid to the lender to the Florida Subsidiary and not the Company.

     On January 1, 1994, the Company's wholly owned subsidiary, EPR, Inc. ("EPR"), ceased operations of its waste processing facilities in Eden Prairie, Minnesota. On September 1, 1994, EPR sold substantially all of its assets for $3.8 million, which resulted in a gain of $1,914,534. The net proceeds of $3,768,809 from the sale were used to repay a portion of the debt underlying the EPR facility. The Company retained all liabilities of EPR, including the balance of the loan underlying the facility, which was guaranteed by the Company.

     On September 12, 1994, the Company entered into a preliminary agreement with the lender of the debt underlying the EPR facility. Pursuant to this agreement, the lender agreed not to pursue its rights against the Company under the guaranty in exchange for: (a) a senior subordinated secured note for $2,750,000 with interest at 8% per year (interest to be payable monthly and principal to be payable in quarterly installments of $75,000 beginning in 1997 and ending on July 1, 1999, when all outstanding principal interest is due); (b) a junior subordinated secured note for $1,000,000 with interest at 8% per year (principal and interest to be paid from excess cash flow from operations, if any, with all outstanding principal and interest due on July 1, 1999); and (c) a net operating loss sharing agreement under which the Company will make annual payments to the lender of an amount equal to any tax savings related to its net operating loss carry forwards. The Company and the lender are actively finalizing these agreements although there can be no assurance an agreement will be finalized. See Notes 2 and 6 to Notes to Consolidated Financial Statements.

     The Company was incorporated in 1956 as a Minnesota corporation. The principal executive offices of the Company are located at 410 - 11th Avenue South, Hopkins, Minnesota 55343. Its telephone number is (612) 935-7798. The term "Company" as used in this Report includes Green Isle Environmental Services, Inc. and all of its subsidiaries, unless the context otherwise requires.

PRODUCTS AND MARKETS

     CONTRACT MANUFACTURING. The Company manufactures highly engineered products and sub-assemblies on a contract basis. In the past year, the Company has directed its emphasis toward the manufacture of bearing related assemblies for the medical device industry such as blood centrifuges, and toward other medical products such as components for patient oxygen delivery systems. The Company continues its activity in prototype development for other medical products which is expected to result in future orders. The Company also has expanded its business of contract manufacturing of precision parts for industrial use, such as gas pressure regulators and a wide range of piece parts for paint equipment, brakes and fluid power equipment. These efforts have resulted in additional revenue growth for the Company.

     The basic specifications and tolerances for the products produced by the Company are initially provided by the customer and the Company is involved early in design review and development to effect potential long-term cost reductions and performance improvements. Upon receiving an initial order from a customer, the Company designs and manufactures the tooling required to produce the device to the customer's specifications and tolerances. Castings, springs, bearings and similar parts are purchased by the Company, and the parts are machined and assembled at the Company's plant.

     During 1994, the Company ceased production of most spindles for computer rigid disk drives because the Company's principal customer shifted its sourcing overseas; the Company continues, however, to repair disk drive spindles for a number of computer companies.

     PROPRIETARY PRODUCTS. In 1994, the Company decided to diversify its contract manufacturing business by manufacturing and selling of proprietary products (those carrying the Company name). The Company has developed and is manufacturing and marketing centrifuges for continuous removal of contaminants from lubricating oil in internal combustion engines and expects to add additional products in this and related centrifuge fields. During late 1994, the Company negotiated for the purchase of a line of rotary vane actuators, which was completed in January 1995. The Company is now manufacturing and marketing rotary vane actuators at its facility in Hopkins, Minnesota.

MARKETING AND CUSTOMERS

     The Company's precision machining manufacturing services are sold through the Company's own sales representatives or manufacturer's representatives. The Company usually enters into long-term production arrangements with most of its customers. During the year ended December 31, 1994, sales to Haemonetics Corporation and Caire Inc. accounted for approximately 44% and 18% of total sales, respectively. The Company believes that termination of orders from Haemonetics would have a material adverse effect on its business. In addition, sales to Seagate Technology, Inc. in Singapore in 1994 amounted to approximately $1.3 million (approximately 11% of total sales) and is related to the computer industry sales of the Company. Such sales effectively ceased after March 31, 1994. See Note 10 to Notes to Consolidated Financial Statements.

SUPPLIES

     The raw materials used by the Company in its manufacturing operations generally are reasonably available. The Company seeks to maintain multiple sources of the parts and material it purchases from suppliers; however, certain significant customers limit and/or designate specific suppliers that may be used for parts that are included in the final assembly. The availability of such parts and materials could affect the Company's ability to fill customers' orders on a timely basis. Management of the Company believes that interruption of its relationships with suppliers would not have a material adverse effect over the long-term, as parts and materials suitable for the production of its products would be available from other suppliers.

     The Company generally manufactures its products to a customer's specifications on a contract basis, and does not carry significant amounts of inventory to meet rapid delivery requirements of customers or to assure a continuous allotment of goods from suppliers. The Company does not provide extended payment terms to customers. To its knowledge, the practices of the Company's competitors relating to working capital items are similar to the practices of the Company.

COMPETITION

     Each of the manufacturing businesses in which the Company engages is highly competitive. Many of the competitors of the Company have greater sales and resources than the Company. The principal elements of competition are quality, service, delivery, price and meeting customer requirements. Management believes the Company accounts for only a small portion of aggregate national sales of products of the type it produces.

RESEARCH AND DEVELOPMENT

     The Company conducts research and development activities primarily related to prototype development of its medical and industrial products. However, the Company does not consider these research or development activities to be material. The Company provides, however, engineering services to support customers in the development of new products including reverse engineering and improvements of current products.

BACKLOG

     On March 8, 1995 the Company's backlog was approximately $6 million, compared to approximately $3.9 million on March 8, 1994. Management believes that all of such backlog can reasonably be expected to be filled during the current year, and that additional orders will be received during the current year. The usual time period between receipt of an order and the first delivery of the product by the Company is approximately 3 to 6 months. The delivery period for repair orders generally is shorter than the period for the initial order.

EMPLOYEES

     As of March 8, 1995, the Company (excluding Pembroke Pines) had 113 employees in its manufacturing operations. The Pembroke Pines Facility employed 30 persons.


                                     PART II

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     As described in Note 4 of the Notes to Consolidated Financial Statements included in this Report on Form 10-KSB, the Company entered into an agreement with the lender for the Pembroke Pines Facility in November 1992, effectively removing from the Company control and the future economic risks and benefit of ownership of the facility. Accordingly, effective the date of that agreement, Reuter Recycling of Florida, Inc. (the "Florida Subsidiary") was no longer included in the Company's consolidated financial statements. As also described in Note 4 of the Notes to the Consolidated Financial Statements in June 1995, the Company entered into an agreement to sell all of the stock of the Florida Subsidiary, which had been pledged to the construction lender, to an unrelated third party. Proceeds from the sale will be paid to the lender to the Florida Subsidiary and not the Company. As discussed in Notes 3 and 4 of the Notes to Consolidated Financial Statements included in this Report on Form 10-KSB, the Eden Prairie facility ceased operations effective January 1, 1994. The results of operations from the Florida Subsidiary through the date of deconsolidation and the results of operations from the Eden Prairie subsidiary are shown in the Statements of Operations as discontinued waste processing operations for all periods presented.

RESULTS OF OPERATIONS

     CONTINUING MANUFACTURING OPERATIONS

     Continuing operations consist primarily of the precision machining business, which manufactures certain medical products and other precision machined parts on a contract basis. The Company also began development and manufacturing of proprietary products during 1994. The Company has sold most of the equipment used in its plastics manufacturing operations and substantially all plastics manufacturing ceased effective August 1994.

     The Company's net revenues from continuing operations decreased by 31% in 1994 from 1993, compared to a decrease of 29% in 1993 from 1992. The lower net revenues in 1994 as compared to both 1993 and 1992 was due primarily to the loss of revenues of computer disk drive spindles from Seagate Technology, Inc. ("Seagate"), the Company's primary customer prior to 1994. Sales to Seagate were approximately $1,700,000, $10,400,000, and $19,500,000 for the years ended December 31, 1994, 1993 and 1992, respectively. The lost revenue was partially offset by increased sales of medical products and related contract manufacturing products of approximately $4,600,000 in 1993 to $7,400,000 in 1994.

     As discussed above, a significant portion of the Company's sales had been to Seagate prior to 1994. Shipments of products to Seagate effectively ended March 31, 1994. Due to the significant dependence of the Company on this customer, the Company has made substantial efforts to increase revenues through the addition of new customers, primarily in the medical products industry. Management believes that sales of medical products, which generally generate higher margins than disk drive spindle sales, along with actions to reduce costs will allow the Company to partially replace the effect of the lost Seagate business. In 1994, the Company developed an oil centrifuge for use in removing contaminants from lubricating oil used in internal combustion engines. In the first quarter of 1995 the Company purchased the rights to exclusively produce and sell an existing line of rotary vane actuators. The oil centrifuge and rotary actuators are expected to provide incremental revenue in 1995 and beyond. The manufacture of other proprietary items will also be explored by management.

     During 1994, the Company had operating income from continuing operations of $144,036 compared to an operating loss of $81,829 in 1993, and operating income of $814,550 in 1992. The improvement in 1994 was primarily due to a shift in the sales mix toward higher margin medical products. Medical product sales from the Company's two principal customers accounted for over 61% of net sales for 1994 as compared to over 26% of net sales for 1993. The 1994 operating income and 1993 operating loss include valuation writedowns for certain plastics manufacturing equipment held for sale of $177,752 and $214,000 for the years ended December 31, 1994 and 1993, respectively.

     The Company achieved income from continuing operations of $57,210 or $.02 per share in 1994 compared to a loss from continuing operations of $128,191 or $.04 per share in 1993 and income from continuing operations of $397,223 or $.13 per share in 1992. The 1994 income from continuing operations resulted primarily from an increase in operating income stemming from a change in the sales mix towards higher margin medical products and $120,000 of management fees received for management of the Florida waste processing facility on behalf of the underlying lender. The loss from continuing operations in 1993 compared to the income from continuing operations in 1992 was due primarily to the decrease in sales to Seagate in 1993, partially offset by $140,000 of management fees related to the Florida facility. In connection with the sale of Reuter Recycling of Florida stock pledged to the underlying lender, the Management Agreement and related fees for the Florida facility will terminate upon closing on an agreement to sell to a strategic buyer entered into on June 1, 1995.

     Gross margin was 19.1% in 1994 compared to 12.2% in 1993 and 14.2% in 1992. The higher gross margin in 1994 was primarily due to the change in product mix towards higher margin medical products coupled with cost reduction measures taken in the first half of 1994, including staff reductions. Gross margin in 1992 was higher than 1993 due primarily to the effects of higher production volumes in 1992.

     Selling, General and Administrative Expenses were $1,972,302 or 16.4% of net revenues for 1994, compared to $1,999,403 or 11.5% of net revenues in 1993 and $2,678,578 or 10.9% of net revenues in 1992. The net decrease in these expenses is primarily due to reductions in the Company's corporate administrative staff, reduction in depreciation related to the EPR facility and increases in selling related expenses. The Company continues to incur additional professional fee expenses related to the continuing troubled debt restructuring.

     The Company had no taxable income, and accordingly, recorded no provision for income taxes in 1994, 1993 or 1992. A deferred tax liability of $200,000 was recorded as the cumulative effect of an accounting change upon the adoption of SFAS No. 109 in the first quarter of 1993. During the fourth quarter of 1993, the $200,000 deferred tax liability was reversed in connection with the shutdown of the Eden Prairie facility. (See Note 8 of the Notes to the Consolidated Financial Statements included in the Company's 1994 Form 10-KSB.)

     The effect of inflation on the Company's consolidated results has not been significant.

     DISCONTINUED WASTE PROCESSING AND WASTE COLLECTION OPERATIONS

     As described in Note 3 of the Notes to Consolidated Financial Statements in the Company's 1994 Form 10-KSB, the Company undertook a formal plan to dispose of its remaining waste processing and recycling operation located in Eden Prairie, Minnesota during the fourth quarter of 1993. The Company wrote-down the carrying value of this facility to its estimated net realizable value, which resulted in a charge against earnings of $10,800,000 in 1993. In 1994, an additional charge of $120,000 was recorded to reflect holding period costs incurred in addition to those accrued at December 31, 1993. The Eden Prairie facility ceased operations effective January 1, 1994 and in September 1994 the Company closed on the sale of all of the assets of EPR for approximately $3.8 million. These net proceeds exceeded the carrying value of the EPR assets by approximately $1.9 million, resulting in a gain on disposal.

     The proceeds from the sale of the assets of EPR, Inc. have been used to repay a portion of the debt originally underlying EPR, Inc. The Company retained all liabilities of EPR, Inc., including the balance of the loan underlying the facility (the "EPR loan") which is guaranteed by the Company. As described in Note 3 "Discontinued Operations" in this form 10-KSB, the Company entered into a preliminary settlement agreement with the lender of the debt underlying EPR, Inc. on September 12, 1994. Pending finalization of the preliminary agreement, the lender has agreed not to pursue its rights against the Company under the parent company guarantee of the EPR loan in return for a Senior Subordinated Note for $2,750,000, a Junior Subordinated Note for $1,000,000, an agreement to share any benefit the Company derives in the future through use of net operating loss carryforwards (See Note 2 to the Consolidated Financial Statements), and a warrant to purchase 3,178,780 shares, exercisable only in the event of an "ownership change" in respect to the Company. In addition, there is to be a "Standstill Agreement" feature to the loan restructuring agreement whereby certain officers would agree not to buy or sell stock in the Company while the agreement is in effect. In return, such officers management would receive compensation in the first year after the loan restructuring agreement is signed and future compensation based on increases, if any, to the value of the Company's stock. Management and the lender have been actively negotiating for a final settlement agreement. If a final settlement agreement is not reached during the third quarter of 1995, management may elect to seek protection for the Company under U.S. bankruptcy laws. There can be no assurance that the agreement will be finalized (see "Liquidity and Capital Resources").

     Total net losses from discontinued operations were $361,935, $14,200,635 and $7,002,568 in 1994, 1993 and 1992, respectively.

     NET LOSS

     The net loss in 1994 was $304,725 or $.09 per share compared to net losses of $14.5 million or $4.55 per share and $6.6 million or $2.09 per share in 1993 and 1992, respectively.

     LIQUIDITY AND CAPITAL RESOURCES

     The Company currently has negative working capital and is in payment and technical default of the terms in the EPR, Inc. loan agreement and is also in violation of certain covenants of its demand line of credit agreement. The Company had a working capital deficiency of $17,219,561 at December 31, 1994, compared to a working capital deficiency of $19,057,833 at December 31, 1993. The current ratio at December 31, 1994 was .14 compared to .17 at December 31, 1993.

     The working capital deficit includes the Eden Prairie debt because the entire remaining balance of this loan has been classified as a current liability as a result of the payment, technical and other defaults described in Notes 3 and 6 of the Notes to the Consolidated Financial Statements included with this form 10-KSB. The Eden Prairie debt is guaranteed by the Company. As noted before under the caption "Discontinued Waste Processing Operations," the Company has sold the Eden Prairie Facility and has signed a preliminary settlement agreement with the Eden Prairie lender, which includes a release from the parent Company guarantee of the debt and the parent entering into new agreements with the lender if the agreement is finalized. Management desires definitive agreements to be executed during the third quarter of 1995, although there can be no assurance that the agreement will be finalized. If a final settlement is not reached by this time, management may elect to seek protection under U.S. bankruptcy laws. Until such an agreement is finalized, under the terms of the original loan agreement, as a result of the payment and technical defaults, the lender can demand repayment of the entire outstanding balance of the loan. In addition, the lender can demand payment of the default interest which is 2% higher than the stated interest rate of 11.85 %. Interest accruals reflecting the incremental charge for the higher default interest rate are included in the results for all of 1994, 1993, and 1992, respectively.

     As discussed in Notes 2 and 6 of the Notes to the Consolidated Financial Statements, the Company has a line of credit agreement with an asset based lender which is collateralized by the assets associated with the manufacturing operations. The Company is in violation of certain financial and technical covenants contained in this line of credit agreement, which could result in the lender discontinuing advances and demanding repayment of all outstanding borrowings which totalled $2,063,477 at December 31, 1994. Due to the default conditions discussed above and borrowing limits related to available collateral, it is possible that the Company will not be able to borrow sufficient amounts against this line to meet all the operating cash needs of the Company.

In addition, there can be no assurance that the asset based lender will continue to disregard these covenant violations in the future. If the lender takes any action to reduce the availability of funds to the Company, there may not be sufficient liquidity to continue operations. As described in Note 6 of the Notes to the Consolidated Financial Statements, the Company amended its line of credit agreement in January 1995 effectively granting the Company an additional $125,000 in borrowing capacity. The additional funds were essentially used to finance the product acquisition of an existing line of rotary vane actuators.
As of June 13, 1995, the Company had borrowed approximately $2,108,000 and had additional availability, assuming the lender will continue making advances, of approximately $95,000 under this line.

     The Company had positive cash flow from operations for the periods ending December 31, 1994 and 1993, respectively. However, the Company's ability to meet its continuing manufacturing operations cash flow requirements in the future, is dependent on increasing net revenues and margins in the manufacturing business.

     Management anticipates making capital expenditures to support diversification and growth of the Manufacturing Operations. Near term capital commitments for new manufacturing equipment currently total approximately $200,000. The Company desires to raise capital for these requirements through vendor or other asset-based lending arrangements although there is no assurance the Company will successfully raise such funds.

     The Company generated $614,306 of cash from operations (including discontinued operations) during 1994, compared to $337,938 for the year ended December 31, 1993 and cash used by operations of $730,303 for the year ended December 31, 1992. Cash used by investing activities (including discontinued operations) was $13,382 for the year ended December 31, 1994, compared to cash provided by investing activities (including discontinued operations) of $540,503 for the year ended December 31, 1993 and cash used in investing activities (including discontinued operations) of $613,575 for the year ended December 31, 1992. Net cash used by financing activities (including discontinued operations) was $713,695, $656,560 and $629,040 for the years ended December 31, 1994, 1993 and 1992, respectively. As discussed earlier, the EPR facility was sold for $3.8 million in September 1994. The proceeds from this sale were used to repay a portion of the accrued interest on the debt underlying the EPR facility.

     The Company's ability to meet its cash flow requirements in the future depends on successfully restructuring the loan underlying the EPR facility which is guaranteed by the Company, and improving sales and margins in the manufacturing business. In the future, the Company intends to attract new customers in the medical and industrial fields and one such new customer has been acquired for 1995; several other prospects have been identified. Additionally, the Company intends to emphasize sales of proprietary products and to add new proprietary items as they can be identified and evaluated. As success occurs for medical and proprietary products, there will be a lessening emphasis on general contract manufacturing. Again, there can be no assurance that any of these events will occur.

     In summary the Company currently has negative working capital and is in default under the terms of two outstanding loan agreements. Either of these two lenders could, at any time, demand full payment of the underlying debt, which the Company would be unable to satisfy, in which case the Company may be forced to seek protection under U.S. Bankruptcy laws.

ITEM 7.   FINANCIAL STATEMENTS.

      The following Financial Statements and Independent Accountants Report thereon are included herein (page numbers refer to pages in this Amendment):

                                                                        Page

      Report of Independent Accountants..............................     10

      Consolidated Balance Sheets as of December 31,
        1994 and 1993................................................     13

      Consolidated Statements of Operations for the years
        ended December 31, 1994, 1993 and 1992.......................     14

      Consolidated Statements of Stockholders' Equity for the
        years ended December 31, 1994, 1993 and 1992.................     15

      Consolidated Statment of Cash Flows for the years ended
        December 31, 1994, 1993 and 1992.............................     17

      Notes to Consolidated Financial Statements.....................     19


                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Stockholders and Board of Directors of Green Isle Environmental Services, Inc.:

          We have audited the consolidated financial statements and financial statement schedule of Green Isle Environmental Services, Inc. (f/k/a Reuter, Inc.) and Subsidiaries (the Company) included on pages 13 to 43 of this Amendment No. 1 to Form 10-KSB. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

          We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          As discussed in Note 4, effective November 1, 1992, the Company entered into an agreement with a lender to one of its subsidiaries (Reuter Recycling of Florida, Inc.) pursuant to which the Company effectively gave up any future economic interest in or management control associated with ownership of Reuter Recycling of Florida. In connection with this agreement, the Company deconsolidated the accounts of Reuter Recycling of Florida effective November 1, 1992. Accordingly, the assets and liabilities of Reuter Recycling of Florida are not included in the Company's consolidated balance sheets as of December 31, 1994 and 1993. The net losses from Reuter Recycling of Florida for the ten-month period ended October 31, 1992, are included in the loss from discontinued waste processing operations in the Company's consolidated statement of operations for the year ended December 31, 1992. Subsequent to October 31, 1992, the Company has not recorded further losses of Reuter Recycling of Florida.

          In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Green Isle Environmental Services, Inc. and Subsidiaries as of December 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

          These consolidated financial statements and financial statement schedule have been prepared assuming that the Company will continue as a going concern. The following matters raise substantial doubt about the Company's ability to continue as a going concern:

 .  As discussed in Notes 2, 3 and 6, at December 31, 1994, a subsidiary of the
   Company (EPR, Inc.) is in payment default and is in violation of a technical covenant and certain other covenants in connection with financing underlying the Eden Prairie waste processing facility. These violations could result in acceleration of the scheduled repayment of the Eden Prairie facility loan, which is guaranteed by the Company. On September 1, 1994, all assets of the Eden Prairie facility were sold. Proceeds from the sale were used to repay a portion of the debt underlying the facility. The Company has retained all liabilities of the facility including the balance of the loan and accrued interest underlying the facility. On September 12, 1994, the Company entered into a preliminary settlement agreement with the lender whereby the lender agreed not to pursue its rights against the Company under the parent guarantee contingent upon finalization of a final debt settlement agreement. If the Company is unable to reach such a settlement agreement with the lender, the lender could foreclose the loan and exercise its rights under the guarantee by the Company. This could force the Company to seek protection under U.S. bankruptcy laws.

 . As discussed in Notes 2 and 6, the Company is in violation of certain covenants contained in its demand line of credit agreement (the Agreement). These violations could result in the lender discontinuing advances to the Company and demanding immediate repayment of all outstanding borrowings under the Agreement.

 . In March 1994, the Company's primary customer discontinued placing orders for products manufactured by the Company's continuing precision manufacturing operations.

 .  The Company has suffered significant losses in each of the three years ended
   December 31, 1994, and has a significant excess of current liabilities over current assets and a stockholders' deficiency.

          Management's plans concerning these matters are also described in
Note 2. The financial statements and financial statement schedule do not include any adjustments that might result from the outcome of these uncertainties.

          As discussed in Note 8, effective January 1, 1993, the Company changed its method of accounting for income taxes.



                                   /s/ Coopers & Lybrand, L.L.P.

                                   COOPERS & LYBRAND L.L.P.


Minneapolis Minnesota
March 3, 1995, except as to the
    last paragraph of Note 4,
    Note 7 - Warrants and the last
    paragraph of Note 12, for
    which the date is June 1, 1995.

            GREEN ISLE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

             CONSOLIDATED BALANCE SHEETS, December 31, 1994 and 1993

                                    --------



               ASSETS                                         1994                1993
                                                              ----                ----

Current assets:
  Cash and cash equivalents                               $    209,192        $    321,963
  Investments, restricted                                      250,000             250,000
  Accounts receivable, net of allowances of
      $20,685 at December 31, 1994 and $8,000
      at December 31, 1993                                   1,387,124           1,425,369
  Inventories                                                  917,329           1,294,320
  Other current assets                                          23,828             119,582
  Other assets held for sale                                    50,000             356,534
                                                          ------------        ------------

        Total current assets                                 2,837,473           3,767,768

Net property, plant and equipment                            4,425,257           4,569,425
Net assets of Eden Prairie facility held for sale                                1,974,275

Other assets                                                                           551
                                                          ------------        ------------

          Total assets                                    $  7,262,730        $ 10,312,019
                                                          ------------        ------------
                                                          ------------        ------------


  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
  Debt of Eden Prairie facility guaranteed by
      parent company, including accrued interest
      of $1,117,716 and $2,730,056 in 1994 and
      1993, respectively                                  $ 16,626,079        $ 18,238,419
  Current maturities of long-term debt                         151,981             111,185
  Borrowings under line of credit                            2,063,477           2,650,350
  Accounts payable, trade                                      602,340           1,038,647
  Accrued expenses                                             613,157             787,000
                                                          ------------        ------------

        Total current liabilities                           20,057,034          22,825,601

Long-term debt, less current maturities                        267,385             168,505
Other long-term liabilities                                    243,009             317,886

Stockholders' equity (deficiency):
  Preferred stock, par value $.01 per share;
      authorized 2,500,000 shares, none issued
  Common stock, par value $.1875 per share;
      authorized 9,000,000 shares; issued and out-
      standing: 3,191,520 shares in 1994 and 1993              598,410             598,410
  Additional paid-in capital                                13,710,596          13,710,596
  Accumulated deficit                                      (27,613,704)        (27,308,979)
                                                          ------------        ------------

        Total stockholders' equity (deficiency)            (13,304,698)        (12,999,973)
                                                          ------------        ------------


          Total liabilities and stockholders'
              equity (deficiency)                         $  7,262,730        $ 10,312,019
                                                          ------------        ------------
                                                          ------------        ------------


                   The accompanying notes are an integral part
                    of the consolidated financial statements.

            GREEN ISLE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

              for the years ended December 31, 1994, 1993 and 1992

                                    ---------



                                                    1994               1993                  1992
                                                    ----               ----                  ----

Net sales                                        $12,026,221        $ 17,452,338         $24,542,218
Less:
  Cost of sales                                    9,121,078          14,593,628          20,279,806
  Depreciation                                       611,053             727,136             769,284
                                                 -----------        ------------         -----------

        Gross profit                               2,294,090           2,131,574           3,493,128

Selling, general and administrative
    expenses                                       1,881,313           1,810,293           2,588,291
Depreciation                                          90,989             189,110              90,287
Valuation writedown, other assets
    held for sale                                    177,752             214,000
                                                 -----------        ------------         -----------

        Operating income (loss)                      144,036             (81,829)            814,550
                                                 -----------        ------------         -----------
Other income (expenses):
  Interest income                                     13,013              34,218              61,537
  Interest expense                                  (366,789)           (394,281)           (320,827)
  Management fees                                    120,000             140,000
  Other, net, principally gain on
      sale of assets in 1994                         146,950             173,701            (158,037)
                                                 -----------        ------------         -----------

        Total other expense                          (86,826)            (46,362)           (417,327)
                                                 -----------        ------------         -----------
        Income (loss) from continuing
            operations                                57,210            (128,191)            397,223
                                                 -----------        ------------         -----------

Cumulative effect of accounting change                                  (200,000)

Discontinued operations:
  Loss from discontinued waste process-
      ing operations                              (2,276,469)         (2,793,635)         (5,583,445)
  Loss from discontinued refuse
      collection operations                                                                  (60,618)
  Gain (loss) on disposal of waste process-
      ing assets, including provision of
      $120,000 in 1994 and $257,000 in 1993
      for operating losses during the
      phase-out period                             1,914,534         (11,407,000)         (1,045,554)
  Loss on disposal of refuse collection
      assets                                                                                (312,951)
                                                 -----------        ------------         -----------

        Loss from discontinued operations           (361,935)        (14,200,635)         (7,002,568)
                                                 -----------        ------------         -----------

          Net loss                               $  (304,725)       $(14,528,826)        $(6,605,345)
                                                 -----------        ------------         -----------
                                                 -----------        ------------         -----------

Net loss per common share data:
  Income (loss) from continuing operations             $ .02              $ (.04)             $  .13
  Cumulative effect of accounting change                                    (.06)
  Loss from discontinued operations                     (.11)              (4.45)              (2.22)
                                                       -----              ------              ------

    Net loss per share                                 $(.09)             $(4.55)             $(2.09)
                                                       -----              ------              ------
                                                       -----              ------              ------

Weighted average number of shares
    outstanding                                    3,191,520           3,191,520           3,158,733
                                                   ---------           ---------           ---------
                                                   ---------           ---------           ---------


                   The accompanying notes are an integral part
                    of the consolidated financial statements.

            GREEN ISLE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

              for the years ended December 31, 1994, 1993 and 1992

                                    ---------







                                                              Shares
                                                              ------

Balances, December 31, 1991                                  3,158,643

Net loss

Amortization of stock bonus shares

Common stock issued under employee stock purchase
    plan                                                        34,260

Bonus shares forfeited                                          (1,383)
                                                             ---------

Balances, December 31, 1992                                  3,191,520

Net loss

Balances, December 31, 1993                                  3,191,520

Net loss
                                                             ---------

Balances, December 31, 1994                                  3,191,520
                                                             ---------
                                                             ---------


                   The accompanying notes are an integral part
                    of the consolidated financial statements.


                                                    Retained
              Additional        Unamortized         Earnings
                Paid-In        Cost of Stock      (Accumulated
Par Value      Capital         Bonus Shares         Deficit)
- ---------     -----------      -------------      ------------

$592,245      $13,682,586        $(92,821)        $ (6,174,808)

                                                    (6,605,345)

                                   86,045


   6,424           34,527

    (259)          (6,517)          6,776
- --------      -----------        --------         ------------

 598,410       13,710,596            -             (12,780,153)

                                                   (14,528,826)
- --------      -----------        --------         ------------

 598,410       13,710,596            -             (27,308,979)

                                                      (304,725)
- --------      -----------        --------         ------------

$598,410      $13,710,596            -            $(27,613,704)
- --------      -----------        --------         ------------
- --------      -----------        --------         ------------


            GREEN ISLE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                Increase (Decrease) in Cash and Cash Equivalents

              for the years ended December 31, 1994, 1993 and 1992

                                    ---------



                                                  1994             1993             1992
                                                  ----             ----             ----

Cash flows from operating activities:
  Net loss                                   $   (304,725)     $(14,528,826)    $ (6,605,345)
  Adjustments to reconcile net loss to
      net cash provided by operating
      activities:
    Depreciation and amortization                 701,442         2,236,824        2,586,505
    (Gain) loss on sales of assets               (148,612)          285,284           35,071
    Provision for uncollectible receiv-
        ables                                      12,685             5,000           27,039
    Provision for (adjustment of) write-
        down and phase-out costs for
        assets of discontinued operations
        held for sale                          (1,794,534)       11,169,412        1,302,554
    Provision for writedown of other
        assets held for sale and
        inventories                               244,125           338,069          115,000
    Net loss of deconsolidated Florida
        Subsidiary funded in prior years                                             760,439
    Cumulative effect of accounting
        change                                                      200,000
    Changes in operating assets and
        liabilities, excluding effects
        of Florida Subsidiary deconsoli-
        dation in 1992:
      Accounts receivable                          25,560          (631,563)       2,667,329
      Inventories                                 310,618           275,187          497,210
      Other assets                                 96,305          (126,139)         100,747
      Accounts payable                           (436,307)         (599,522)      (1,479,694)
      Accrued expenses, primarily
          interest                              2,204,604         1,946,527         (644,906)
      Accrued retirement and severance           (307,109)          168,749          (88,557)
      Other liabilities                            10,254          (401,064)          (3,695)
                                             ------------      ------------     ------------
        Net cash provided (used) by
            operating activities                  614,306           337,938         (730,303)
                                             ------------      ------------     ------------

Cash flows from investing activities:
  Proceeds from sale of property and
      equipment                                   387,250            88,500           49,625
  Proceeds from sale of assets of
      discontinued operations                                       163,465           81,457
  Additions to property, plant and
      equipment                                  (400,632)         (461,462)        (773,487)
  Decrease in short-term investments,
      restricted                                                    750,000           65,000
  Increase in deferred financing costs                                               (36,170)
                                             ------------      ------------     ------------

        Net cash provided by (used in)
            investing activities                  (13,382)          540,503         (613,575)
                                             ------------      ------------     ------------


                                    Continued

            GREEN ISLE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

                Increase (Decrease) in Cash and Cash Equivalents

              for the years ended December 31, 1994, 1993 and 1992

                                    ---------



                                                  1994             1993             1992
                                                  ----             ----             ----

Cash flows from financing activities:
  Repayment of long-term debt                $   (126,822)     $   (192,152)    $ (1,066,257)
  Proceeds from short-term borrowings          11,904,429        17,559,529       27,591,088
  Repayment of short-term borrowings          (12,491,302)      (18,023,937)     (27,194,822)
  Proceeds from sales of common stock                                                 40,951
                                             ------------      ------------     ------------

        Net cash used by financing
            activities                           (713,695)         (656,560)        (629,040)
                                             ------------      ------------     ------------

Net increase (decrease) in cash and
    cash equivalents                             (112,771)          221,881       (1,972,918)

Cash and cash equivalents, beginning
    of period                                     321,963           100,082        2,073,000
                                             ------------      ------------     ------------

Cash and cash equivalents, end of
    period                                   $    209,192      $    321,963     $    100,082
                                             ------------      ------------     ------------
                                             ------------      ------------     ------------


Supplemental disclosures of cash flow
    information:
  Cash paid for:
    Interest                                 $  4,137,160      $    472,555     $  3,041,037
  Noncash investing and financing
      activities:
    Purchase of equipment in exchange
        for notes payable                         266,498           126,735           38,896
    Equipment exchanged in connection
        with equipment purchase, at
        net book value                                                9,749          102,000
    Proceeds from sale of EPR assets
        paid directly to EPR lender             3,768,809


                   The accompanying notes are an integral part
                    of the consolidated financial statements.

            GREEN ISLE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    ---------


 1.  SIGNIFICANT ACCOUNTING POLICIES:

     CONSOLIDATED FINANCIAL STATEMENTS:

     The consolidated financial statements include, as continuing operations, the accounts of Green Isle Environmental Services, Inc. and its precision manufacturing and container manufacturing operations (Green Isle or the Company), and as discontinued operations, its wholly owned subsidiaries, EPR, Inc. (Eden Prairie Waste Processing Facility) and Can-It, Inc.
     (Note 3). As described in Note 4, the accounts of Reuter Recycling of Florida, Inc., a wholly owned subsidiary (Reuter Recycling of Florida), were deconsolidated effective November 1, 1992. The loss from operations up to the date of deconsolidation (November 1, 1992) has been recorded as part of the Consolidated Statements of Operations and the assets and liabilities of Reuter Recycling of Florida are not included in the Consolidated Balance Sheets. All significant intercompany accounts and transactions, except for transactions subsequent to November 1, 1992 between Green Isle and Reuter Recycling of Florida pursuant to terms of a management agreement following deconsolidation as described in Note 4, have been eliminated in consolidation. As discussed in Note 3, the waste processing operations of the Company (including EPR, Inc. and Reuter Recycling of Florida) were discontinued in 1993 and the results of their operations are presented separately as a component of the loss from discontinued operations in the Consolidated Statements of Operations.

     CASH EQUIVALENTS:

     For financial statement purposes, the Company considers all overnight investments in bank repurchase agreements and all bank certificates of deposits, with initial maturities of less than three months, to be cash equivalents. The Company had no cash equivalents at December 31, 1994 or 1993.

     ACCOUNTS RECEIVABLE:

     A significant portion of the Company's accounts receivable are due primarily from two customers (see Note 10). The Company performs ongoing credit evaluations of its customers, generally does not require collateral and maintains an allowance for potential credit losses.

                                    Continued

            GREEN ISLE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

                                    ---------


 1.  SIGNIFICANT ACCOUNTING POLICIES, continued:

     INVENTORIES:

     Manufacturing:

     Inventories are valued at the lower of cost or market with cost determined on a first-in, first-out basis.

     Waste Processing and Recycling (discontinued operations):

     Inventoriable costs associated with paper-based fuel products, hereafter referred to as Refuse Derived Fuels or RDF, produced at the Eden Prairie waste processing facility (prior to cessation of operations), and costs associated with compost produced at the Florida waste processing facility (prior to deconsolidation) are not significant and are expensed as incurred. The Company has included an accrual for estimated costs associated with holding and disposition of RDF quantities totaling $139,045 in the Consolidated Balance Sheets at December 31, 1993.

     DEFERRED FINANCING COSTS:

     Costs associated with obtaining financing underlying the Eden Prairie waste processing facility were initially capitalized but were charged to the loss from discontinued operations in 1993 because these costs have no remaining value as the Company is in default of this loan agreement and is attempting to negotiate a settlement with the lender (see Notes 2, 3 and 6).

     PROPERTY, PLANT AND EQUIPMENT:

     Property, Plant and Equipment Used in Operations:

     Property, plant and equipment are recorded at cost, including the amortization during the construction period of debt issuance costs and interest on funds borrowed to finance the construction of major capital additions. All direct and incremental costs associated with major capital additions, including those associated with securing underlying sites and permits, are capitalized as a cost component of the respective plant facility.

     Depreciation is provided for by the straight-line method based on estimated useful lives ranging from 3 to 40 years.

                                    Continued

            GREEN ISLE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

                                    ---------


 1.  SIGNIFICANT ACCOUNTING POLICIES, continued:

     PROPERTY, PLANT AND EQUIPMENT, continued

     Property, Plant and Equipment Used in Operations, continued:

     Expenditures for major renewals and betterments are capitalized, and expenditures for maintenance and repairs are charged to operations as incurred. Upon retirement or other disposition of property, applicable cost and accumulated depreciation are eliminated from the accounts. Any gains or losses are included in operations.

     REVENUE RECOGNITION:

     Manufacturing:

     The Company recognizes sales revenues associated with precision manufacturing and container manufacturing products when these products are shipped to customers.

     Waste Processing and Recycling (discontinued operations):

     Revenues from fees charged to waste haulers were recognized when waste was received at the Company's waste processing facilities (prior to cessation of operations). Revenues from materials recycled as part of waste processing operations were recognized when these materials were shipped to customers.

     Waste processing facility management fee revenues are recognized when services are provided.

     INCOME TAXES:

     The Company accounts for income taxes using the liability method. The liability method provides that deferred tax assets and liabilities are recorded based on differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes using enacted tax rates in effect in the years in which the differences are expected to reverse.

     Investment and energy tax credits are accounted for using the flow-through method in the year utilized for income tax reporting purposes, or in the year recognized as deferred tax assets.

                                    Continued

            GREEN ISLE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

                                    ---------


 1.  SIGNIFICANT ACCOUNTING POLICIES, continued:

     LOSS PER SHARE:

     Loss per common share data is computed by dividing loss data by the weighted average number of shares of common stock outstanding during each period. Common stock equivalents were excluded from loss per share computations as their effect would be antidilutive.


 2.  BASIS OF PRESENTATION:

     The Company's consolidated financial statements have been presented on the basis that it will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Conditions and uncertainties associated with this basis of presentation as well as management's plans concerning these matters are described in the following paragraphs.

     EDEN PRAIRIE FACILITY ASSETS SALE AND DEBT NEGOTIATIONS:

     Effective January 1, 1994, the county in which the Eden Prairie waste processing facility (the facility) operated, substantially reduced the fees at competing county-owned waste processing facilities. The Company could no longer attract waste haulers using its existing fee structure and could not generate sufficient cash to fund operations using the county's fee structure. Accordingly, the Company ceased operation of the facility effective January 1, 1994.

     During 1993, the Company wrote down the carrying value of the idle facility to its estimated net realizable value, assuming a sale of the facility. This writedown resulted in a charge of $10,800,000 (the 1993 writedown) which was included in the 1993 loss from discontinued operations. The Company closed on the sale of all of the assets of EPR, Inc. for $3,800,000 on September 1, 1994. The net proceeds of $3,768,809 from the sale have been used to repay a portion of the debt underlying the EPR, Inc. facility. These net proceeds exceeded the carrying value of the EPR, Inc. assets by $1,794,534, resulting in a gain on disposal included in 1994 discontinued operations, net of an additional $120,000 of holding period costs accrued prior to the disposition in 1994, as described in Note 3. The Company has retained all liabilities of EPR, Inc., including the balance of the loan and accrued interest underlying the facility which is guaranteed by Green Isle Environmental Services, Inc. (GIES).

                                    Continued

            GREEN ISLE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

                                    ---------


 2.  BASIS OF PRESENTATION, continued:

     EDEN PRAIRIE FACILITY ASSETS SALE AND DEBT NEGOTIATIONS, continued:

     On September 12, 1994, GIES entered into a preliminary settlement agreement with the lender of the debt underlying EPR, Inc. whereby the lender agreed not to pursue its rights against GIES under the parent guarantee of the EPR debt in return for finalization of the settlement agreement with the following proposed terms:

       (i) A Senior Subordinated Note to the lender for $2,750,000 with interest at 8% per year, payable monthly on the outstanding principal balance. Principal payments of $75,000 will be payable quarterly beginning in 1997 and ending on July 1, 1999, when all outstanding principal and interest is due.

      (ii) A Junior Subordinated Note to the lender for $1,000,000 with interest to accrue at 8% per year; principal and interest will be payable from excess cash flow from operations (as defined), if any, with all outstanding principal and accrued interest due on July 1, 1999.

     (iii) A Net Operating Loss Sharing Agreement under which GIES will make annual payments to the lender of an amount equal to any income tax savings related to use of its net operating loss carryforwards.

      (iv) A warrant to purchase 3,178,780 shares, exercisable only in event of an "ownership change" in respect of Green Isle for purposes of
            Section 382(g)(1) of the Internal Revenue Code of 1986, as amended. The ownership change would effectively eliminate the NOL Sharing Agreement obligation ((iii) above) and result in the effective contribution of any remaining balance of the NOL Sharing Agreement obligation to contributed capital (stockholders' equity). The number of shares is to be adjusted in event of any future stock transactions, to enable the holder to not suffer dilution. The aggregate proceeds to the Company upon exercise would be $10, in all cases upon exercise. The warrant will terminate and cease to be exercisable upon the indefeasible payment in full of all sums due the lender under the NOL Sharing Agreement (see (iii) above). The warrant is effectively nondetachable (see (iii) above) and, under its terms, cannot be sold or transferred.

                                    Continued

            GREEN ISLE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

                                    ---------


 2.  BASIS OF PRESENTATION, continued:

     EDEN PRAIRIE FACILITY ASSETS SALE AND DEBT NEGOTIATIONS, continued:

     Definitive agreements with the lender have not been executed despite continuing efforts by management and the lender to negotiate a debt settlement. There can be no assurance that this debt settlement will occur.

     At December 31, 1994, the Company was in payment default and was in violation of a technical debt covenant and certain other covenants of the debt agreement underlying the Eden Prairie facility, and was not able to obtain a waiver of these defaults from the lender. Under terms of the debt agreement, the lender may, at its discretion, demand repayment of the entire outstanding loan balance and exercise its rights under the guarantee agreement with the Company.

     If the Company is unable to reach a settlement agreement with the lender, or if the lender exercises its right to accelerate the scheduled repayment of the facility loan, the lender could foreclose the loan and exercise its rights to proceed against the assets of the Company pursuant to the guarantee. This could force the Company to seek protection under U.S. bankruptcy laws and may result in the lender gaining a controlling ownership interest in the Company.

     CORPORATE DEMAND LINE OF CREDIT:

     As described in Note 6, the Company is in violation of certain covenants contained in its demand line of credit agreement. As a result of these violations, the lender may, at its sole discretion, discontinue making advances to the Company and demand repayment of all borrowings under the line of credit.

     MANUFACTURING OPERATIONS:

     The Company's largest customer during 1993, accounting for approximately $10.4 million of net sales in 1993, changed its sourcing practices and, effective March 31, 1994, stopped purchasing the Company's products in favor of overseas suppliers.

     GENERAL:

     The Company has also suffered significant losses in each of the last three years ended December 31, 1994, which have reduced stockholders' equity from $8,007,202 at December 31, 1991 to a deficit of $13,304,698 at December 31, 1994.

                                    Continued

            GREEN ISLE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

                                    ---------


 2.  BASIS OF PRESENTATION, continued:

     GENERAL, continued:

     The Company's continued existence is dependent on its ability to negotiate a final settlement agreement with the Eden Prairie facility lender and its ability to generate sufficient cash flows from continuing manufacturing operations to meet debt service requirements.

     Management's plans and objectives include the following:

     A. Negotiate the final terms of a release from the parent company guarantee of the debt underlying EPR, Inc. (i.e., settlement agreement) substantially in the form of the preliminary settlement agreement described above under the caption "Eden Prairie Assets Sale and Debt Negotiations."

     B. Renegotiate the terms and conditions associated with the line of credit or obtain replacement financing that can support and be serviced by the manufacturing operations.

     C. The Company's Precision Manufacturing operations continue to focus on maintaining and expanding its medical device customer base and diversification into industrial parts and components including marketing of certain proprietary products. Management hopes these efforts will replace precision manufacturing revenues that were lost effective March 31, 1994, as discussed on the preceding page.

     Management believes that the successful execution of these plans and attainment of these objectives described above, will allow the Company to fund operations and service its remaining and any new debts. However, there can be no assurance that the Company will continue as a going concern in its current form and it is possible that the Company could be forced to seek protection under U.S. bankruptcy laws. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


 3.  DISCONTINUED OPERATIONS:

     WASTE PROCESSING OPERATIONS:

     As described in Note 2, the Company ceased operation of its EPR facility effective January 1, 1994 and sold all assets of EPR effective
     September 1, 1994.  As described in Note 4, the

                                    Continued

            GREEN ISLE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

                                    ---------


 3.  DISCONTINUED OPERATIONS, continued:

     WASTE PROCESSING OPERATIONS, continued:

     Company relinquished any future economic interest in or management control associated with ownership of Reuter Recycling of Florida (the Company's only other waste processing and recycling operation) to the underlying lender and the operations were deconsolidated effective November 1, 1992.

     Net revenues from the discontinued Eden Prairie facility operations were $8,154,547 and $9,342,137 in 1993 and 1992, respectively. The net revenues of Reuter Recycling of Florida for the ten-month period ended October 31, 1992 are set forth in Note 4.

     During 1993, the Company recorded a $10,800,000 charge to writedown the carrying value of the EPR facility to its estimated net realizable value. The net assets of the discontinued operations, including the idle Eden Prairie facility held for sale, as of December 31, 1993 and the 1993 loss on disposal of discontinued operations as presented in the Company's consolidated financial statements, include $257,000 of the estimated holding costs to be incurred and funded by EPR, Inc.

     The net assets of the discontinued EPR facility operations as of December 31, 1993 were $1,974,275. These net assets excluded $18,238,419 of principal and interest owed to the Eden Prairie facility lender at December 31, 1993, because it is guaranteed by the parent company (Green
     Isle) and would not be assumed by any purchaser of the facility.

     During 1994, the Company sold all of the assets of EPR for $3,768,809. These net proceeds exceeded the carrying value of EPR, Inc. assets by $1,794,534, resulting in a gain on disposal included in 1994 discontinued operations, net of $120,000 of holding costs incurred prior to the disposal in 1994. The net proceeds from the sale of $3,768,809 were paid directly to the EPR lender to repay a portion of the debt underlying the EPR facility. The Company has retained all liabilities of EPR, including the loan underlying the facility.

     The loss from discontinued waste processing operations for the year ended December 31, 1994 consists of accrued interest of $2,156,469 and $120,000 of holding period costs which were incurred during 1994 in addition to the $257,000 of estimated 1994 holding period costs accrued at December 31, 1993. This

                                    Continued

            GREEN ISLE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

                                    ---------


 3.  DISCONTINUED OPERATIONS, continued:

     WASTE PROCESSING OPERATIONS, continued:

     accrual does not include an accrual for the estimated interest that will be incurred on the debt underlying EPR, Inc. between January 1, 1995 and the date of final settlement, due to uncertainty of the timing of the ultimate settlement.

     The carrying value of assets and liabilities of Green Isle (the parent company of EPR, Inc. which has guaranteed the remaining unpaid EPR facility debt and interest, as of December 31, 1994 and 1993, are summarized as follows:


           ASSETS                                      1994             1993
                                                       ----             ----

     Cash                                          $    209,192    $    321,963
     Accounts receivable, net                         1,387,124       1,425,369
     Inventories                                        917,329       1,294,320
     Other current assets                               323,828         726,116
                                                   ------------    ------------

             Total current assets                     2,837,473       3,767,768

     Property, plant and equipment, net               4,425,257       4,569,425
     Other assets                                                           551
                                                   ------------    ------------

             Total assets (1)                         7,262,730       8,337,744
                                                   ------------    ------------


       LIABILITIES

     Notes payable                                      151,981         111,185
     Borrowings under line of credit                  2,063,477       2,650,350
     Accounts payable and accrued expenses            1,215,497       1,825,647
     Investment in net liabilities of
         Eden Prairie subsidiary                     16,626,079      16,264,144
                                                   ------------    ------------

             Total current liabilities               20,057,034      20,851,326

     Long-term liabilities                              510,394         486,391
                                                   ------------    ------------

             Total liabilities                       20,567,428      21,337,717
                                                   ------------    ------------
               Consolidated net (liabilities)
                   assets (1)                      $(13,304,698)   $(12,999,973)
                                                   ------------    ------------
                                                   ------------    ------------


                                    Continued

            GREEN ISLE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

                                    ---------


 3.  DISCONTINUED OPERATIONS, continued:

     WASTE PROCESSING OPERATIONS, continued:

     The net (liabilities) assets of Green Isle as of December 31, 1994 and 1993 are comprised of the following:


                                                      1994             1993
                                                      ----             ----

     Net assets of Green Isle, excluding
         net liabilities of EPR, Inc. (1)         $  3,321,381     $  3,264,171

     Net liabilities of EPR, Inc.                  (16,626,079)     (16,264,144)
                                                  ------------     ------------
               Consolidated net (liabilities)
                   assets                         $(13,304,698)    $(12,999,973)
                                                  ------------     ------------
                                                  ------------     ------------


     (1) Green Isle has guaranteed the debt underlying the Eden Prairie facility (see Notes 2 and 6).



     The assets of EPR, Inc. were fully disposed of prior to December 31, 1994.

     REFUSE COLLECTION OPERATIONS:

     During 1990, the Company undertook a formal plan to dispose of all of its refuse collection operations. The Company's only remaining refuse collection operation ceased operations in December 1992. Liquidation of these assets and settlement of these liabilities was completed during the second quarter of 1993. The Company had recorded writedowns of the carrying value of certain assets of this discontinued operation of $257,000 (including accruals for estimating remaining operating losses) in 1992, based on estimated proceeds to be realized from liquidation of the assets. The carrying value of the net assets of these discontinued operations was zero at December 31, 1994 and 1993.


 4.  DECONSOLIDATION OF REUTER RECYCLING OF FLORIDA, INC.:

     During 1992, Green Isle's subsidiary, Reuter Recycling of Florida, was in payment default with respect to the construction loan underlying the Florida waste processing facility and, in 1991, was notified of a violation of a subjective covenant of the construction loan agreement which constituted a continuing default condition.

                                    Continued

            GREEN ISLE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

                                    ---------


 4. DECONSOLIDATION OF REUTER RECYCLING OF FLORIDA, INC., continued:

     Effective November 1, 1992, Green Isle and Reuter Recycling of Florida entered into an agreement with the construction lender to Reuter Recycling of Florida, which provides that, following a $2.4 million equity contribution made by Green Isle to Reuter Recycling of Florida in November, 1992, Green Isle has no further financial obligation to make equity contributions to Reuter Recycling of Florida or to fund operating losses or construction costs of Reuter Recycling of Florida. In connection with this agreement, Green Isle acknowledged a continuing pledge of all Reuter Recycling of Florida stock to the construction lender. In another agreement between Green Isle and Reuter Recycling of Florida that was entered into concurrently with the November 1, 1992 agreement described above, Green Isle continued to manage and administer the Florida waste processing facility (the Management Agreement) subject to and in accordance with the standards and limitations provided for in the Management Agreement. This Management Agreement also specifies that Green Isle is no longer obligated to fund the operations of Reuter Recycling of Florida.
     The Management Agreement required Green Isle to obtain the prior approval and consent of the construction lender for any significant management decisions, as defined. As a result of these agreements, Green Isle effectively gave up any future economic interest and management control associated with ownership of the Florida waste processing facility. Green Isle believes that as a result of these agreements, it effectively eliminated its exposure to future liability associated with the results of operations of Reuter Recycling of Florida, except for those imposed under the Management Agreement.

     As a result of these agreements, Green Isle deconsolidated Reuter Recycling of Florida effective November 1, 1992. Accordingly, the assets and liabilities of Reuter Recycling of Florida are not included in Green Isle's Consolidated Balance Sheets as of December 31, 1994 and 1993. The net losses of Reuter Recycling of Florida for the ten-month period ended October 31, 1992 are included in the loss from discontinued waste processing operations in the Company's Statements of Operations for the year ended December 31, 1992. The portion of the net losses of Reuter Recycling of Florida included in Green Isle's Consolidated Statement of Operations for the year ended December 31, 1992, and funded by Green Isle during 1992, are included in "Cash used in operations" of Green Isle's Consolidated Statement of Cash Flows for the year ended December 31, 1992.

                                    Continued

            GREEN ISLE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

                                    ---------


 4. DECONSOLIDATION OF REUTER RECYCLING OF FLORIDA, INC., continued:

     Reuter Recycling of Florida revenues and net loss for the ten-month period ended October 31, 1992 were $8,449,205 and $4,056,199, respectively.

     Green Isle has agreed, as part of the agreements with the lender, to provide certain management and administrative services to Reuter Recycling of Florida in connection with the operation of the Florida facility. As compensation for these services, Green Isle receives monthly reimbursements of direct costs and a monthly management fee of $10,000.

     Management fees of $120,000 and $140,000 (including $20,000 of fees deferred at December 31, 1992, due to certain contingent conditions which were resolved during 1993) are included in the Company's 1994 and 1993 Consolidated Statements of Operations, respectively. Direct costs incurred by Green Isle and reimbursed by Reuter Recycling of Florida were $197,019, $282,140 and $64,500 for the years ended December 31, 1994, 1993 and 1992, respectively.

     In connection with the November 1, 1992 agreements described above, Green Isle has issued to the lender a warrant to purchase 150,000 shares of common stock of Green Isle as described in Note 7.

     Effective June 1, 1995, the Company entered into an agreement to sell all of the Reuter Recycling of Florida stock, which had been pledged by Green Isle to the construction lender of Reuter Recycling of Florida, to an unrelated third party. Because Reuter Recycling of Florida had previously been deconsolidated from the Green Isle consolidated financial statements and Green Isle will receive no proceeds from the sale, the transaction will have no impact on Green Isle's financial position or results of operations. The management agreement between Green Isle and Reuter Recycling of Florida will be terminated upon the close of the sale.


 5.  SELECTED BALANCE SHEET INFORMATION:

     INVENTORIES:

     Inventories, associated with the manufacturing segment, are comprised of the following:


                                                 1994           1993
                                                 ----           ----
     Raw materials and supplies                $340,631       $  459,527
     Work-in-process                            576,698          834,793
                                               --------       ----------

                                               $917,329       $1,294,320
                                               --------       ----------
                                               --------       ----------


                                    Continued

            GREEN ISLE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

                                    ---------


 5.  SELECTED BALANCE SHEET INFORMATION, continued:

     PROPERTY, PLANT AND EQUIPMENT:

     Property, plant and equipment, excluding assets associated with discontinued operations (Note 3), at December 31, 1994 and 1993, was comprised of the following:


                                                   1994            1993
                                                   ----            ----
     Land and related improvements             $   206,995      $   206,995
     Buildings                                   2,980,608        2,845,015
     Machinery and equipment                     7,716,254        8,316,637
                                               -----------      -----------
             Total                              10,903,857       11,368,647

     Less accumulated depreciation (a)           6,478,600        6,799,222
                                               -----------      -----------
               Total property, plant
                   and equipment, net          $ 4,425,257      $ 4,569,425
                                               -----------      -----------
                                               -----------      -----------
     Other assets held for sale:
       Compost equipment (b)                                        108,885
       Land and building in Green
           Isle, MN (c)                                              34,639
       Container manufacturing equip-
           ment (d)                                 50,000          213,010
                                               -----------      -----------

               Other assets held for
                   sale                        $    50,000      $   356,534
                                               -----------      -----------
                                               -----------      -----------


     (a) Depreciation expense from continuing operations was $701,442, $916,246 and $859,571 for 1994, 1993 and 1992, respectively.

     (b) The Company had certain equipment originally purchased for use in construction of a compost facility to complement the Eden Prairie waste processing facility. During 1993 and 1992, the Company recorded $205,000 and $1,045,554 valuation writedowns to reflect this equipment at its estimated liquidation value. During 1994, all of this equipment was sold, resulting in a net gain of $1,115.

     (c) As a result of management's decision to discontinue waste processing and recycling operations, this land and building originally purchased by Green Isle in 1992 for

                                    Continued


            GREEN ISLE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

                                    ---------


 5.  SELECTED BALANCE SHEET INFORMATION, continued:

     PROPERTY, PLANT AND EQUIPMENT, continued:

          future construction of a compost facility to complement the Eden Prairie waste processing facility operations was written down by $145,000 in the fourth quarter of 1993 to reflect its estimated liquidation value. During 1994, the remaining balance of $34,639 was written off.

     (d) During 1994, the Company sold for $10,000 certain idle equipment previously used by the container manufacturing division with a carrying value of $19,897. At December 31, 1994, the Company had additional idle equipment previously used by the container manufacturing division carried at its estimated liquidation value of $50,000. Valuation writedowns to estimated liquidation values of $143,113 and $214,000 were recorded during 1994 and 1993, respectively, on the above equipment.


     OTHER SELECTED BALANCE SHEET INFORMATION:


                                                   1994        1993
                                                   ----        ----

     Accrued expenses, excluding accrued
         expenses associated with dis-
         continued operations (Note 3):
       Interest, excluding accrued
           interest associated with
           Eden Prairie debt                     $ 28,243     $ 29,805
       Payroll, benefits and related
           taxes                                  291,699      375,792
       Legal and accounting                       104,850      126,898
       Accrued container warranty                 140,000      116,635
       Accrued retirement and severance            38,496      102,775
       Other                                        9,869       35,095
                                                 --------     --------
                                                 $613,157     $787,000
                                                 --------     --------
                                                 --------     --------

                                    Continued

            GREEN ISLE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

                                    ---------


 6.  NOTES PAYABLE AND OTHER FINANCING ARRANGEMENTS:

     Notes payable and long-term debt at December 31, 1994 and 1993, consisted of the following:


                                                        1994           1993
                                                        ----           ----

Installment note payable by EPR and
     guaranteed by Green Isle (see related
     Green Isle covenant violation discussed
     below under the caption "Asset-based
     short-term financing arrangement").
     The note is payable in monthly
     principal and interest payments of
     $251,560 with interest at 11.85% with
     the remaining principal balance of $9.7
     million due in May 1996. (a)                    $15,508,363    $15,508,363

Notes payable in monthly principal and
     interest installments with interest
     ranging from 9% to 13%.  Notes mature
     from January 1995 to November 1999,
     collateralized by vehicles and
     equipment with an aggregate carrying
     value of $639,142 at December 31, 1994.             419,366        279,690
                                                     -----------    -----------
Total notes payable, including long-term
     debt                                             15,927,729     15,788,053

Less current maturities, principally
     installment note                                 15,660,344     15,619,548
                                                     -----------    -----------

Long-term debt, less current maturities              $   267,385    $   168,505
                                                     -----------    -----------
                                                     -----------    -----------


(a) In connection with this note, the Company is in payment default and is in violation of the debt ratio covenant and certain other covenants and has not been able to obtain a waiver from the lender. Under terms of the agreement, the lender may, at its discretion, demand repayment of the entire outstanding note, plus accrued interest (see Note 3). Accordingly, the entire balance of this note of $15,508,363 at December 31, 1994 and 1993, has been reflected as a current liability. During the period of default, the lender may elect to increase the interest rate charged on this note to 13.85% (default rate). The lender did not waive its right to charge the Company interest at the default rate. Accordingly, the Company's interest expense and accrued but unpaid interest for the years ended December 31, 1994 and 1993 includes $392,017 and $314,475 of incremental default rate interest incurred during 1994 and 1993. In addition, the lender has the right pursuant to terms of

                                    Continued



            GREEN ISLE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

                                    ---------


 6.  NOTES PAYABLE AND OTHER FINANCING ARRANGEMENTS, continued:

          the agreement to demand payment for certain transaction costs and to assess additional late charges for delinquent payments. The lender has not made such a demand. Accordingly, no such transaction costs or late charges have been accrued by the Company. As discussed in
          Note 3, the Company discontinued its waste processing and recycling operations during 1993. The loan agreement contains restrictive covenants which, among other things, require the Company to maintain a debt to equity ratio of no more than 2.0, as defined, restrict the payment of cash dividends to the parent, and restrict the purchase, redemption or retirement of the subsidiary's stock.

     Principal repayment obligations as of December 31, 1994, including amounts reclassified to currently payable and principal payments in arrears (see
     Note 6(a)) are as follows:

                    1995                     $15,660,344
                    1996                         116,752
                    1997                          67,375
                    1998                          44,728
                    1999                          38,530
                                             -----------
                            Total            $15,927,729
                                             -----------
                                             -----------


    ASSET-BASED SHORT-TERM FINANCING ARRANGEMENT:

    In February 1991, Green Isle entered into a $6 million short-term demand line of credit arrangement with an asset-based lender. In January 1993, the term of the demand line of credit agreement was renewed for a two-year period. In December 1993, the Company reduced the balance of a certificate of deposit which collateralizes the line of credit from $1,000,000 to $250,000 and used the $750,000 of proceeds to repay a portion of borrowings under the line of credit. This certificate of deposit is invested with a financial services company and is classified as a restricted investment on the Company's Consolidated Balance Sheets. The line of credit is also collateralized by all receivables, inventories and property, plant and equipment of Green Isle, excluding the assets of its subsidiaries.
    Interest on borrowings under the line are computed at the prime rate plus 3% (prime rate was 8.5% and 6.0% at December 31, 1994 and 1993, respectively). In January 1995, the Company amended its loan and security agreement with its asset based lender. The key elements to the amendment include reducing the short-term demand line of credit to $4,500,000 and

                                    Continued

            GREEN ISLE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

                                    ---------


 6. NOTES PAYABLE AND OTHER FINANCING ARRANGEMENTS, continued:

    ASSET-BASED SHORT-TERM FINANCING ARRANGEMENT, continued:

    increasing interest on borrowings to prime plus 3.75%, and increasing available borrowings $125,000 by increasing the advance rate on the certificate of deposit which partially collateralizes borrowings under the line of credit. Funds available to Green Isle pursuant to terms of the line of credit agreement are dependent upon the level of eligible Green Isle accounts receivable and plant and equipment, as defined. The Company is in violation of certain financial and technical covenants of this agreement and a cross-default covenant due to the defaults described in
    Note 6(a). As a result of these default conditions, the lender may, at its sole discretion declare the Company in default, discontinue making advances to the Company and demand immediate repayment of borrowings under the line of credit. If the lender will continue making advances to the Company, borrowing capacity under this line of credit is approximately $95,000 at June 13, 1995. The weighted average interest rate was 9.95%, 9.0% and 9.21% for the years ended December 31, 1994, 1993 and 1992, respectively.


 7. STOCKHOLDERS' EQUITY:

    EMPLOYEE STOCK OPTION PLAN:

    The Company had an Incentive Stock Option Plan, that was terminated in 1991, through which options had been granted to employees to purchase common stock. Under the Plan, 350,000 shares of common stock were available for grant at exercise prices not less than the fair market value on the date of grant.

    The options vest over periods ranging from two to five years as determined by the Board of Directors. The options expire ten years from the date of grant or earlier if the participant's employment is terminated.

                                    Continued

            GREEN ISLE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

                                    ---------


 7. STOCKHOLDERS' EQUITY, continued:

    EMPLOYEE STOCK OPTION PLAN, continued:

    The following summarizes the option activity under the plan:


                                           Options             Options               Price
                                         Outstanding         Exercisable           Per Share
                                         -----------         -----------           ---------

     Balances, December 31, 1991           240,000             108,750           $2.63 - $7.00
     Options cancelled                    (110,000)            (30,000)          $2.63 - $3.50
     Options vested                                             20,000           $2.63 - $3.50
                                         ---------            --------

     Balances, December 31, 1992           130,000              98,750           $2.63 - $7.00

     Options cancelled                     (35,000)            (22,500)              $3.50
     Options vested                                             11,250           $2.63 - $3.37
                                         ---------            --------

     Balances, December 31, 1993            95,000              87,500           $2.63 - $7.00

     Options cancelled                     (55,000)            (55,000)          $2.63 - $7.00
     Options vested                                              7,500           $2.75 - $3.37
                                         ---------            --------

     Balance, December 31, 1994             40,000              40,000           $2.75 - $7.00
                                         ---------            --------
                                         ---------            --------


     1991 STOCK OPTION PLAN:

     In 1991, the Board of Directors approved a new stock option plan (1991
     Plan) to grant nonstatutory stock options to eligible employees, directors, consultants and independent contractors of the Company. A total of 200,000 shares of common stock are available for grant under this plan at exercise prices not less than 50% of the fair market value on the date of grant for non-incentive stock options and not less than 100% of fair market value on the date of grant for incentive stock options.

     The Board of Directors determine vesting provisions for each option granted. The options expire ten years from the date of grant or earlier if the participant's employment is terminated.

                                    Continued

            GREEN ISLE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

                                    ---------


 7.  STOCKHOLDERS' EQUITY, continued:

     1991 STOCK OPTION PLAN, continued:

     The following summarizes the activity under the 1991 Plan:


                                            Options            Options                Price
                                          Outstanding        Exercisable            Per Share
                                          -----------        -----------            ---------
    Balances, December 31, 1991             50,000
    Options granted                         60,000              25,000           $1.50 - $1.81
    Options cancelled                      (50,000)                                  $4.25
                                           -------             -------
    Balances, December 31, 1992             60,000              25,000           $1.50 - $1.81

    Options cancelled                      (10,000)                                  $1.50
    Options granted                         50,000                              $.1875 - $1.50
    Options vested                                               8,750                1.81
                                           -------             -------

    Balances, December 31, 1993            100,000              33,750          $.1875 - $1.81


    Options cancelled                      (50,000)            (13,750)         $.1875 - $1.81
    Options granted                        140,000                                $.31 - $.50
    Options vested                                             112,500         $.1875 - $.3125
                                           -------             -------

    Balances, December 31, 1994            190,000             132,500          $.1875 - $1.50
                                           -------             -------
                                           -------             -------



     DIRECTORS' STOCK OPTION PLAN:

     In 1991, the Board of Directors adopted a new Directors' Stock Option Plan (new plan) which was approved at the 1992 stockholders' meeting. The Board reserved 125,000 shares of common stock for grant under this plan to nonemployee directors at exercise prices not less than the fair value on the date of grant. Under terms of the new plan, the nonemployee directors terminated their options under the previous directors' stock option plan and exchanged them for options issued under the new plan. Options under the new plan vest over periods ranging from immediately to three years, based on the directors' term of office, and generally expire one year after a participating director leaves the Board of Directors.

                                    Continued

            GREEN ISLE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

                                    ---------


 7.  STOCKHOLDERS' EQUITY, continued:

     DIRECTORS' STOCK OPTION PLAN, continued:

     The following summarizes the option activity under the plan:


                                           Options             Options               Price
                                         Outstanding         Exercisable           Per Share
                                         -----------         -----------           ---------
     Balances, December 31, 1991            50,000
     Options vested                                             36,668               $4.25
     Options granted                        12,000                               $2.25 - $5.13
                                            ------              ------

     Balances, December 31, 1992            62,000              36,668           $2.25 - $5.13


     Options vested                                             18,665           $2.25 - $5.13
     Options granted                        22,000                                   $.625
                                            ------              ------

     Balances, December 31, 1993            84,000              55,333           $.625 - $5.13

     Options vested                                             13,333           $.625 - $5.13
     Options granted
                                            ------              ------

     Balances, December 31, 1994            84,000              68,666           $.625 - $5.13
                                            ------              ------
                                            ------              ------


     In April 1991, the Company granted a director an option, which expires if not exercised by 2001, to purchase up to 20,000 shares of common stock at $4.88 per share, the fair market value of common stock on the date of grant. As of December 31, 1994, all of these options are exercisable.

     No options were exercised under any of the Company's plans during 1994.

     WARRANTS:

     In connection with the November 1, 1992, agreements between Green Isle and the Reuter Recycling of Florida construction lender, as described in
     Note 4, Green Isle issued the lender warrants to purchase 150,000 shares of common stock of Green Isle at a price of $1.5625 per share (fair market value at the date of issuance). Warrants previously issued by Green Isle to this lender, to acquire 85,000 shares of common stock at $10.00 per share were cancelled. The new warrants became exercisable in 1993. The warrants expire in 2023, except that

                                    Continued

            GREEN ISLE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

                                    ---------


 7.  STOCKHOLDERS' EQUITY, continued:

     WARRANTS, continued:

     if the Management Agreement between Green Isle and Reuter Recycling of Florida is terminated earlier, the expiration date for the warrant is 60 days after such termination (Note 12).

     EMPLOYEE STOCK PURCHASE PLAN:

     The Company's 1987 Employee Stock Purchase Plan (the 1987 Plan) was terminated on December 31, 1991. In 1991, the Company established a new Employee Stock Purchase Plan which took effect in 1992 (the 1992 Plan).

     Under the 1987 Plan, participating employees were allowed to contribute up to 10% of their annual gross wages to acquire shares of common stock at the end of each year at 85% of the lower of the market price on the first or last day of the year. After the end of the year, the Company granted each participant the right to earn bonus shares equal to 20% of the shares purchased by the employee. These bonus shares vested over two years. A participating employee's termination results in forfeiture of all unvested bonus shares.

     Under the 1992 Plan, participating employees were allowed to contribute up to 10% of their annual gross wages to acquire shares of common stock at the end of each year at 85% of the lower of the market price on the first or last day of the year. The aggregate number of shares issued under the plan could not exceed 200,000 shares. Employees of the Company and certain of its subsidiaries, who have attained the age of 18 and had completed three months of employment, were eligible to participate.

     At any time prior to December 31, a participating employee could request a refund of all amounts deducted from their compensation pursuant to the plan during the year. A participating employee's termination resulted in automatic withdrawal from the plan.

     During 1992, the Board of Directors suspended the 1992 Plan effective January 1, 1993, and declared all bonus shares previously granted under the 1987 Plan to be fully vested.

                                    Continued

            GREEN ISLE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

                                    ---------


 8.  INCOME TAXES:

     Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). The cumulative effect of this accounting change increased the net loss by $200,000 for 1993. Prior years' financial statements have not been restated to apply the provisions of SFAS 109. The net deferred tax liability at January 1, 1993 resulted from accumulated tax basis depreciation in excess of accumulated depreciation for financial reporting purposes which was expected to reverse beyond the expiration periods of available net operating loss and credit carryforwards.

     The following table sets forth the components of the deferred tax assets and liabilities as of December 31, 1994 and 1993, assuming an effective tax rate of 40%.


                                                              1994                1993
                                                              ----                ----

     Tax credits available for carryforward
         (expire 1999 to 2001)                            $  1,330,000        $  1,330,000
     Net operating losses available for carry-
         forward (expire 2001 to 2008)                      13,928,000          12,560,000
     Writedown of discontinued Eden Prairie
         facility carrying value for financial
         reporting purposes (Note 2)                                             4,320,000
     Accelerated depreciation for tax
         reporting purposes                                   (344,000)         (4,191,000)
     Other future deductible temporary
         differences, net                                      353,000           1,252,000
                                                          ------------        ------------

     Deferred tax assets and liabilities
         before valuation allowance                         15,267,000          15,271,000

     Valuation allowance                                   (15,267,000)        (15,271,000)
                                                          ------------        ------------

     Net deferred income taxes                                  -                   -
                                                          ------------        ------------
                                                          ------------        ------------


     Net operating loss carryforwards set forth above exclude the net operating losses of Reuter Recycling of Florida (Note 4).

     As discussed in Note 2, should the Company successfully complete its settlement negotiations with the lender of the debt underlying EPR, approximately $7,000,000 of the tax effected net operating loss carryforwards will not be available.

     The Company has established a valuation allowance for any tax benefits for which management believes, based on the relative weight of currently available evidence, that it is "more likely than not" that the related net deferred tax asset will not be realized.

                                    Continued

            GREEN ISLE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

                                    ---------


 8.  INCOME TAXES, continued:

     Under the Internal Revenue Code, certain stock transactions, including sales of stock and the granting of warrants to purchase stock, may limit the amount of net operating loss carryforwards that may be utilized on an annual basis to offset taxable income in future periods.

     In addition, if the Net Operating Loss Sharing Agreement described in
     Note 2 is finalized, utilization of Green Isle net operating losses will initiate payments to the EPR, Inc. lender.

     Reconciliation of the income tax computed at the Federal statutory rate to the actual income tax provision is as follows:


                                           1994              1993             1992
                                           ----              ----             ----

     Benefit at Federal statutory rate   $(103,607)      $(4,939,801)      $(2,245,817)
     Limitation of net operating
         loss carryforward benefit         103,607         4,939,801         2,245,817
                                         ---------       -----------       -----------

               Income tax provision           -               -                 -
                                         ---------       -----------       -----------
                                         ---------       -----------       -----------



 9.  EMPLOYEE SAVINGS PLAN:

     All employees who are at least 21 years of age and have completed six months of service and have worked at least 1,000 hours are eligible to participate in the Company's 401(k) employee savings plan, which was established in 1991. Employees may contribute from 1% to 20% of their gross annual wages to the plan. Participants vest in the Company contributions at a rate of 33% annually beginning one year after their date of employment. The Company may make matching contributions at the discretion of the Board of Directors. The Company made a discretionary contribution of $60,000 in 1994 and 1993 and $15,000 in 1992.


10.  SIGNIFICANT CUSTOMER INFORMATION:

     Three customers account for net aggregate revenues, expressed as percentages of total consolidated net sales and revenues, as follows:


                          1994                      1993                         1992
                 ----------------------    ----------------------       ----------------------
                     Amount         %          Amount         %             Amount         %
                     ------         -          ------         -             ------         -

   Customer A       $5,231,418    43.5%        $ 4,587,887    26.3%       $ 1,287,515     5.2%
   Customer B
       (1)           1,685,554    14.0%         10,416,216    59.7%        19,499,008    79.5%
   Customer C        2,179,833    18.1%



     (1) Customer B (Seagate Technology, Inc.) stopped purchasing products from the Company effective March 31, 1994.


                                    Continued

            GREEN ISLE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

                                    ---------


10.  SIGNIFICANT CUSTOMER INFORMATION, continued:

     Accounts receivable credit concentrations associated with customers A (Haemonetics Corporation), B and C (Caire) at December 31, 1994 were $591,318, $-0- and $602,713, respectively.

     For the years ended December 31, 1994 and 1993, export product sales associated with the manufacturing segment, principally to Singapore, comprised approximately 10.7% and 35.3% of consolidated net sales and revenues, respectively.


11.  FOURTH QUARTER 1993 ACTIVITY:

     As described in Notes 2 and 3, during the fourth quarter of 1993, the Company recorded approximately $11,000,000 of valuation adjustments and accruals associated with the discontinued operations of its waste processing segment. These adjustments are included in the "loss for discontinued operations" in the 1993 Consolidated Statement of Operations.


12.  SUBSEQUENT EVENT:

     Effective January 9, 1995, the Company purchased the assets, inventory, patents and patent applications, trademarks and goodwill associated with the Vane Rotary Actuation business of The Sollami Company. The purchase price was $326,154 plus contingent payments equal to 8% of net sales made each month, for the 48 months beginning in February 1995, of vane rotary actuators and related parts. To the extent cumulative monthly contingent payments do not equal a guaranteed minimum additional payment of $295,000 for any 12-month period, the Company will be required to make an additional payment sufficient to achieve the guaranteed minimum payment.

     As described in Note 4, effective June 1, 1995, the Company entered into an agreement to sell the common stock of Reuter Recycling of Florida which had been pledged by the Company to the lender. The sale will have no impact on the Company's financial position or results of operations. The Management Agreement between Green Isle and Reuter Recycling of Florida (see Note 7 - Warrants) will be terminated upon the close of the sale.

             GREEN ISLE ENVIRONMENTAL SERVICES INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                    ---------



     Column A                   Column B         Column C      Column D     Column E
     --------                   --------         --------      --------     --------
                                                Additions
                               Balance at       Charged to                   Balance
                                Beginning       Costs and                     at End
  Classification               of Period         Expenses     Retirements   of Period
  --------------               ----------       ----------    -----------   ---------

Year ended Decem-
    ber 31, 1992:
  Valuation allowance:
    Inventories                $ 50,893          $ 99,107      $ 35,000      $115,000
  Allowance for doubt-
      ful accounts               80,000(2)         27,039        71,039(1)     36,000(3)
  Accrued warranties            117,550           139,339        40,514       216,375
                               --------          --------      --------      --------

                               $248,443          $265,485      $146,553      $367,375
                               --------          --------      --------      --------
                               --------          --------      --------      --------

Year ended Decem-
    ber 31, 1993:
  Valuation allowance:
    Inventories                 115,000           124,069       114,035       125,034
  Allowance for doubt-
      ful accounts               36,000(3)          5,000        27,000        14,000(4)
  Accrued warranties            216,375            16,460       116,200       116,635
                               --------          --------      --------      --------

                               $367,375          $145,529      $257,235      $255,669
                               --------          --------      --------      --------
                               --------          --------      --------      --------

Year ended Decem-
    ber 31, 1994:
  Valuation allowance:
    Inventories                 125,034            60,411       105,445        80,000
  Allowance for doubt-
      ful accounts               14,000(3)         15,337         8,652(1)     20,685
  Accrued warranties            116,635           110,042        86,677       140,000
                               --------          --------      --------      --------

                               $255,669          $185,790      $200,774      $240,685
                               --------          --------      --------      --------
                               --------          --------      --------      --------


(1)  Write-off of accounts receivable.

(2) Includes allowance of $10,000 on accounts receivable of discontinued operations.

(3) Includes allowance of $25,000 on accounts receivable of discontinued operations.

(4) Includes allowance of $6,000 on accounts receivable of discontinued operations.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTER AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

(a)  DIRECTORS OF THE REGISTRANT.

The directors of the Company, their ages, their principal occupation and the year first elected to office are as follows:

NAME OF                  PRINCIPAL                                      DIRECTOR
DIRECTORS                OCCUPATION                    AGE               SINCE
- --------                 ----------                    ---               -----



Gary W. Laidig           Minnesota State Senator       46                1990

James W. Taylor          President, Chief Executive    76                1989
                         Officer and Chief
                         Financial Officer of the
                         Company, President of
                         Taylor Consultants, Inc.
                         (management and financial
                         consulting)

Caroline Avey            Independent Consultant        38                1992



James H. McGuire         President of NJK Holding      51                1990
                         Corporation (Investment
                         and Management
                         Company)


Edward E. Strickland     Chairman of the Board of      68                1989
                         Directors of the Company

Kenneth E. Daugherty     Professor, University of      56                1990
                         North Texas

OTHER INFORMATION ABOUT DIRECTORS

Except as indicated below, there has been no change in principal occupations or employment during the past five years for the directors. There are no family relationships between or among the directors of the Company.

Mr. McGuire has been President of NJK Holding Corporation since October 1992. He has also been the Chairman of the Board of Intercim Corporation, a supplier of factory floor information software and services, since January 1989 and was Chief Executive Officer of Intercim from 1987 to 1992.

Mr. Taylor also is a director of Compositech Ltd. Mr. Taylor was elected Chief Executive Officer and President of the Company in November 1992 and Chief Financial Officer in March 1994.

Ms. Avey has been a director since 1992. She had been an Account Executive with Business Incentives, Inc., a performance services company, from April 1991 until January 31, 1994 and is now performing consulting work for a major utility. Prior to April 1991, Ms. Avey was employed by U.S. West Financial Services, Inc., a financial services company, most recently as Manager, Project Finance.

Mr. Strickland served on the Executive Committee of the Board of Directors, which performed the duties of Chief Executive Officer, from October 1, 1990 until January 28, 1991. He has been Chairman of the Board of Directors since that time. He has been an independent financial consultant for more than seven years. Mr. Strickland also serves as a director of Bio-Vascular, Inc., Hector Communications Corp., Communication Systems Inc. and AVECOR Cardiovascular Inc.

Dr. Daugherty also serves as a director of TRAC Laboratories, Inc., The KEDS, Inc. and Pyro Industries, Inc.

(b)  EXECUTIVE OFFICERS OF THE REGISTRANT.

     The executive officers of the Company, their ages and the offices held as of March 15, 1995 are as follows:

                              Position with the Company
      Name (age)              or Principal Occupation
- ----------------------        -----------------------

James W. Taylor (76)          Director, Chief Executive Officer, President and
                              Chief Financial Officer

Edward E. Strickland (68)     Chairman of the Board of Directors

Mr. Taylor's and Mr. Strickland's biographical information is included above under Item 9(a).

(c)  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than 10% of the Company's Common Stock, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Executive officers, directors and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company during the year ended December 31, 1994, all Section 16(a) filing requirements applicable to its executive officers, directors and greater than 10% shareholders were met.


ITEM 10.  EXECUTIVE COMPENSATION.

DIRECTOR COMPENSATION

All directors of the Company, except for Messrs. Taylor and Strickland, currently receive compensation for their services as directors at the rate of $400 per month as well as a meeting fee in the amount of $500 for each Board and committee meeting attended. Directors are not compensated for telephonic meetings.

The Company has entered into a consulting agreement with Mr. Strickland, which may be terminated at any time by the Company. Under this agreement, Mr. Strickland is paid a retainer of $2,000 per month, plus reimbursement for all reasonable business expenses. During 1994, Mr. Strickland received $26,000 for services under this agreement.

In November 1992, the Company entered into a consulting agreement with Taylor Consultants, Inc. ("Taylor Consultants") whereby Taylor Consultants agreed to provide the services of James W. Taylor to act as President and Chief Executive Officer of the Company. Taylor Consultants is paid $13,000 per month for its services and reimbursed for all reasonable expenses. Taylor Consultants is an independent contractor, and neither it nor Mr. Taylor is an employee of the Company. The agreement may be terminated by either party upon 30 days written notice. During 1994, Taylor Consultants received $156,000 for services under this agreement. See "Summary Compensation Table."

Under the Company's 1991 Non-Employee Director Stock Option Plan, adopted by the Board of Directors in 1991 and approved by the shareholders at the 1992 Annual Meeting, members of the Board of Directors who are not employees of the Company or any subsidiary receive periodic grants of non-qualified stock options. Options granted under the Plan have an exercise price equal to 100% of the fair market value of the Common Stock on the date of grant, have 10-year terms and may not be exercised before the next annual meeting of shareholders after the date of grant. Options generally terminate one year after termination of director status. On the effective date of the Plan, each non-employee director automatically received a one-time option grant to purchase 10,000 shares of Common Stock, and new non-employee directors subsequently elected to the Board will automatically be granted a 10,000 share option upon their election. In addition, each non-employee director will be automatically granted an additional option at the first annual shareholders meeting occurring more than 35 months after the director was initially elected to the Board to purchase a number of shares equal to 2,000 times the number of years between the date of grant and the expiration of the director's term. Initial grants under the plan become exercisable on a cumulative basis on the dates of the Company's annual shareholder meetings after the date of grant over a period of one to three years, depending on the director's period of Board service prior to grant (in three annual installments for directors with one or few prior years of service). Additional options granted under the plan become exercisable, on a cumulative basis, to the extent of 2,000 shares each year. An option generally will terminate one year after an optionee ceases to serve as a director (and will remain exercisable during that time to the extent exercisable on the date director status terminated), except that an option held by an optionee ceasing to serve as a director by reason of death or disability when served as a director for at least one continuous year following the option grant will become immediately exercisable in full and remain exercisable for an additional three years after termination of service (but not beyond the option's original term). On July 26, 1994, Mr. McGuire was granted an option to purchase 15,000 shares of Common Stock at a price of $.31 per share in lieu of the option he would have received under the Plan if the Company had held an annual meeting of shareholders in 1994. He was granted an option to purchase 15,000 shares rather than 6,000 shares to account for the difference between the fair market value of the Common Stock on May 17, 1994, of $.125 per share, the date the Option would have been granted under the Plan, and the fair market value on July 26, 1994. The Plan was terminated in April 1995 and no further options will be granted under the Plan.

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

The following table provides summary information concerning cash and non-cash compensation paid or accrued by the Company to or on behalf of the Company's Chief Executive Officer and each of the executive officers of the Company whose cash and non-cash salary and bonus exceeded $100,000 in 1994.


                           SUMMARY COMPENSATION TABLE


                                                                   LONG-TERM
                                ANNUAL COMPENSATION               COMPENSATION
                              -----------------------             ------------
                                                                   SECURITIES
NAME AND                                                           UNDERLYING
PRINCIPAL POSITION            YEAR           SALARY                 OPTIONS
- ------------------            ----           ------                 -------
James W. Taylor (1)           1994         $156,000(2)              100,000
 Chief Executive Officer      1993         $156,000(2)                4,000
                              1992          $71,150(2)               25,000

- --------------------
(1) Mr. Taylor joined the Company as Chief Executive Officer in 1992. Prior to that time, Mr. Taylor was not an officer or employee of the Company.

(2) Mr. Taylor's annual salary for 1992 includes $9,600 for directors fees and $32,550 in consulting fees which were earned before Mr. Taylor became Chief Executive Officer of the Company in November 1992. Mr. Taylor's annual salary for 1993 and 1994 represents consulting fees paid to him for services rendered as President and Chief Executive Officer of the Company.

OPTION GRANTS AND EXERCISES

The following tables provide information for the year ended December 31, 1994 as to individual grants and aggregate exercises in options to purchase shares of the Company's Common Stock by each of the named executive officers of the Company.


                       OPTIONS GRANTS IN LAST FISCAL YEAR


                                INDIVIDUAL GRANTS
                                -----------------

                    NUMBER OF      PERCENT OF
                    SECURITIES     TOTAL OPTIONS
                    UNDERLYING     GRANTED TO         EXERCISE OR
                    OPTIONS        EMPLOYEES IN       BASE PRICE     EXPIRA-
NAME                GRANTED (1)    FISCAL YEAR        ($/SHARE)      TION DATE
- ----                -----------    -----------        ---------      ---------
James W. Taylor     100,000 (2)        83%               .50          9/26/04

- --------------------
(1) All of the options granted to the executive were granted under the Company's 1991 Stock Option Plan. Options granted under the plan are exercisable as determined by the committee granting the options, except that options may not be exercised prior to six months from the date of grant. Options granted under the plan remain exercisable so long as the executive remain in the employ of the Company or one of its subsidiaries.

(2) These options were granted on September 27, 1994 and are exercisable in full immediately upon grant.


                         AGGREGATED OPTION EXERCISES IN
              LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES(1)


                                                      VALUE OF UNEXERCISED
                       NUMBER OF UNEXERCISED          IN-THE-MONEY OPTIONS
                       OPTIONS AT FISCAL YEAR END     AT FISCAL YEAR END (2)
                       --------------------------     ----------------------
                                      NON-                         NON-
                         EXERCISABLE  EXERCISABLE     EXERCISABLE  EXERCISABLE
                         -----------  -----------     -----------  -----------
James W. Taylor          137,000          2,000            0            0

- --------------------
(1) In the fiscal year ended December 31, 1994, no options were exercised by the named executive officer. The exercise price may be paid in cash or, in the Compensation and Stock Committee's discretion, in shares of the Company's common stock valued at fair market value on the date of exercise or pursuant to a cashless exercise procedure under which the executive provides irrevocable instructions to a brokerage firm to sell the purchased shares and to remit to the Company, out of the sale proceeds, an amount equal to the exercise price plus all applicable withholding taxes. The Compensation and Stock Option Committee also has the discretion to grant a supplemental cash bonus to an optionee in connection with the grant or exercise of an option or both the grant and an exercise of an option.

(2) The fair market value of the Common Stock on December 30, 1994 was less than the exercise price of all such options.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information regarding the beneficial ownership of the Common Stock of the Company as of the dates indicated by each shareholder who is known by the Company to own beneficially more than 5% of the outstanding Common Stock, by each director, each executive officer named in the Summary Compensation Table below under the heading "Executive Compensation and Other Benefits -- Summary of Cash and Certain Other Compensation" and by all executive officers and directors of the Company as a group.


                                                    SHARES OF COMMON STOCK
                                                   BENEFICIALLY OWNED (1)(2)
                                                --------------------------------
     NAME                                         AMOUNT        PERCENT OF CLASS
     ----                                         ------        ----------------
Edward E. Strickland                           260,250  (4)           8.1%
520 Warbass Way
Friday Harbor, WA  98250

James W. Taylor                                237,600  (7)           7.1%
719 Lenape Trail
Westfield, NJ  07090

Richard W. Perkins                             184,200  (3)           5.8%
730 East Lake Street
Wayzata, MN  55391

Kenneth E. Daugherty                           143,100  (5)           4.5%
University of North Texas
P.O. Box 5068
Denton, TX  76203

Gary W. Laidig                                 15,000   (6)              *
Room 155 - State Office Building
St. Paul, MN  55155

Caroline Avey                                  10,000   (8)              *
16341 Wild Plum Circle
Morrison, CO  80465

James H. McGuire                               18,000   (9)              *
7803 Glenroy Road
Bloomington, MN  55439

All current directors and executive officers
as a group (6 persons)                         691,850 (10)          20.2%

- ------------------------





*    Less than 1% of the outstanding shares.

(1)  As of May 1, 1995, unless noted.  Unless otherwise noted, all of the shares shown are held by individuals or entities possessing sole voting and investment power with respect to such shares.

(2)  Shares not outstanding but deemed beneficially owned by virtue of the right of a person or member of a group to acquire them within 60 days are treated as outstanding only when determining the amount and percent owned by such person or group.

(3)  According to a Schedule 13D dated February 9, 1995, as filed with the Securities and
     Exchange Commission.  Does not include 65,900 shares beneficially owned by Perkins Capital
     Management, Inc. as to which shares Mr. Perkins disclaims beneficial ownership.

(4)  Includes 36,000 shares that Mr. Strickland has the right to acquire within 60 days upon the exercise of options.

(5)  Includes 14,000 shares that Mr. Daugherty has the right to acquire within 60 days upon the exercise of options.

(6)  Includes 14,000 shares that Mr. Laidig has the right to acquire within 60 days upon the exercise of options.

(7)  Includes 139,000 shares that Mr. Taylor has the right to acquire within 60 days upon the exercise of options.

(8)  Includes 10,000 shares that Ms. Avey has the right to acquire within 60 days upon the exercise of options.

(9)  Includes 17,000 shares that Mr. McGuire has the right to acquire within 60 days upon the exercise of options.

(10) Includes an aggregate of 228,000 shares that executive officers and directors have the right to acquire within 60 days pursuant to outstanding options.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

See "Director Compensation" under Item 10 of this Report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  June  23, 1995             GREEN ISLE ENVIRONMENTAL
                                        SERVICES, INC.


                              By:/s/ James W. Taylor
                                 --------------------------------------------
                                  James W. Taylor, President and Chief
                                  Executive Officer

                     GREEN ISLE ENVIRONMENTAL SERVICES, INC.

                         EXHIBIT INDEX TO ANNUAL REPORT
                               ON FORM 10-KSB/A-1
                   For the Fiscal Year Ended December 31, 1994


Item No.                 Item                               Method of Filing
- --------                 ----                               ----------------
3.1              Restated Articles of Incorporation . . .   Incorporated by reference to Exhibit 3.1 of
                                                            the Company's Annual Report on Form 10-K
                                                            for the year ended December 31, 1991
                                                            (File No. 0-1561)

3.1(a)           Amendment to Restated Articles
                 of Incorporation . . . . . . . . . . . .   Incorporated by reference to Exhibit 3.1(a)
                                                            to Amendment No. 1 to the Company's Annual
                                                            Report on Form 10-K/A for the year ended
                                                            December 31, 1993 (File No. 0-1561)

3.2              Amended Bylaws . . . . . . . . . . . . .   Incorporated by reference to Exhibit 3.2 to
                                                            the Company's Annual Report on Form 10-K
                                                            for the year ended December 31, 1990
                                                            (File No. 0-1561)

4.1              Form of the Company's Common Stock
                 Certificate  . . . . . . . . . . . . . .   Incorporated by reference to Exhibit 4.1 to
                                                            the Company's Annual Report on Form 10-K
                                                            for the year ended December 31, 1990
                                                            (File No. 0-1561)

10.1             Incentive Stock Option Plan of Reuter,
                 Inc., as amended effective December 17,
                 1987 . . . . . . . . . . . . . . . . . .   Incorporated by reference to Exhibit 10(a)
                                                            to the Company's Annual Report on Form 10-K
                                                            for the year ended December 31, 1987
                                                            (File No. 0-1561)

10.3             Directors Stock Option Plan of
                 Reuter, Inc. . . . . . . . . . . . . . .   Incorporated by reference to Exhibit 10(c)
                                                            to the Company's Annual Report on Form 10-K
                                                            for the year ended December 31, 1987
                                                            (File No. 0-1561)






10.4             Summary of options granted under
                 Directors Stock Option Plan . . . . . .    Incorporated by reference to Exhibit 10.4
                                                            to the Company's Annual Report on Form 10-KSB
                                                            for the year ended December 31, 1994
                                                            (File No. 0-1561)

10.5             1991 Non-Employee Director Stock
                 Option Plan . . . . . . . . . . . . . .    Incorporated by reference to Exhibit 10.4
                                                            to the Company's Annual Report on Form 10-K
                                                            for the year ended December 31, 1993
                                                            (File No. 0-1561)

10.6             Summary of options granted under
                 1991 Non-Employee Director
                 Stock Option Plan . . . . . . . . . . .    Incorporated by reference to Exhibit 10.5
                                                            to the Company's Annual Report on Form 10-K
                                                            for the year ended December 31, 1993
                                                            (File No. 0-1561)

10.7             1991 Employee Stock Purchase Plan . . .    Incorporated by reference to Exhibit 28.1
                                                            to the Company's Registration Statement
                                                            on Form S-8 (File No. 33-44304)

10.8             1991 Stock Option Plan  . . . . . . . .    Incorporated by reference to Exhibit 10.8
                                                            to Amendment No. 1 to the Company's Annual
                                                            Report on Form 10-K/A for the year ended
                                                            December 31, 1993 (File No. 0-1561)

10.9             Summary of Options granted
                 under 1991 Stock Option Plan  . . . . .    Incorporated by reference to Exhibit 10.9
                                                            to the Company's Annual Report on Form 10-KSB
                                                            for the year ended December 31, 1994
                                                            (File No. 0-1561)

10.10            Option Agreement between Edward E.
                 Strickland and the Company  . . . . . .    Incorporated by reference to Exhibit 10.10
                                                            to the Company's Annual Report on Form 10-K
                                                            for the year ended December 31, 1991
                                                            (File No. 0-1561)

10.11            Consulting Agreement with
                 Edward E. Strickland  . . . . . . . . .    Incorporated by reference to Exhibit 10.6
                                                            to the Company's Annual Report on Form 10-K
                                                            for the year ended December 31, 1990
                                                            (File No. 0-1561)






10.12            Installment Note payable by Reuter
                 Recycling, Inc. to Sanwa Business
                 Credit Corporation and Term Loan
                 and Security Agreement between
                 Reuter Recycling, Inc., the
                 Company and Sanwa Business Credit
                 Corporation, both dated May 6, 1988 . .    Incorporated by reference to Exhibit 28(a)
                                                            to the Company's Current Report on Form 8-K
                                                            dated May 6, 1988 (File No. 0-1561)

10.13            Guaranty by the Company and Debtor's
                 Security and Pledge Agreement between
                 the Company and Sanwa Business
                 Credit Corporation, both dated
                 May 6, 1988 . . . . . . . . . . . . . .    Incorporated by reference to Exhibit 28(b)
                                                            to the Company's Current Report on Form 8-K
                                                            dated May 6, 1988 (File No. 0-1561)

10.14            Solid Waste Disposal Agreement dated
                 August 19, 1988 between Reuter
                 Recycling of Florida, Inc. and the
                 cities of Dania, Hallandale,
                 Pompano Beach and Pembroke Pines  . . .    Incorporated by reference to Exhibit 28(a)
                                                            to the Company's Current Report on Form 8-K
                                                            dated August 19, 1988 (File No. 0-1561)

10.15            Capital Cost and Operating Support
                 Agreement dated August 19, 1988
                 between Reuter Recycling of
                 Florida, Inc. and the Company . . . . .    Incorporated by reference to Exhibit 28(b)
                                                            to the Company's Current Report on Form 8-K
                                                            dated August 19, 1988 (File No. 0-1561)

10.16            Construction Note dated March 12,
                 1990, payable by Reuter Recycling of
                 Florida, Inc. to U.S. West Financial
                 Services, Inc. and Construction and
                 Senior Term Loan Agreement dated
                 as of March 1, 1990 between Reuter
                 Recycling of Florida, Inc. and U.S.
                 West Financial Services, Inc. . . . . .    Incorporated by reference to Exhibit 28(a)
                                                            to the Company's Current Report dated
                                                            March 12, 1990 (File No. 0-1561)




10.17            Subordinated Term Loan Agreement
                 dated as of March 1, 1990, between
                 Reuter Recycling of Florida, Inc.
                 and U.S. West Financial Services, Inc.     Incorporated by reference to Exhibit 28(b)
                                                            to the Company's Current Report on Form 8-K
                                                            dated March 12, 1990 (File No. 0-1561)

10.18            Mortgage and Security Agreement dated
                 as of March 1, 1990 between Reuter
                 Recycling of Florida, Inc. and U.S.
                 West Financial Services, Inc. . . . . .    Incorporated by reference to Exhibit 28(c)
                                                            to the Company's Current Report on Form 8-K
                                                            dated March 12, 1990 (File No. 0-1561)

10.19            Agreement regarding GIES matters
                 dated as of November 1, 1992,
                 among the Company Reuter
                 Recycling of Florida, Inc.
                 and U.S. West Financial
                 Services, Inc.  . . . . . . . . . . . .    Incorporated by reference to Exhibit 6.1 to
                                                            the Company's Quarterly Report on Form 10-Q
                                                            for the quarter ended September 30, 1992
                                                            (File No. 0-1561)

10.20            Amended and Restated Management
                 Agreement, dated as of
                 November 1, 1992, between the
                 Company and Reuter Recycling
                 of Florida, Inc.  . . . . . . . . . . .    Incorporated by reference to Exhibit 6.2 to
                                                            the Company's Quarterly Report on Form 10-Q
                                                            for the quarter ended September 30, 1992
                                                            (File No. 0-1561)

10.21            Warrant, dated as of November 9, 1992,
                 granted to U.S. West Financial
                 Services,Inc. by the Company. . . . . .    Incorporated by reference to Exhibit 6.3 to
                                                            the Company's Quarterly Report on Form 10-Q
                                                            for the quarter ended September 30, 1992
                                                            (File No. 0-1561)






10.22            Commitment Letter, dated
                 November 9, 1992, between
                 U.S. West Financial Services, Inc.
                 and Reuter Recycling of
                 Florida, Inc. . . . . . . . . . . . . .    Incorporated by reference to Exhibit 6.4 to
                                                            the Company's Quarterly Report on Form 10-Q
                                                            for the quarter ended September 30, 1992
                                                            (File No. 0-1561)

10.23            Assignment, dated November 9, 1992, by
                 Reuter Recycling of Florida, Inc.   . .    Incorporated by reference to Exhibit 6.5 to
                                                            the Company's Quarterly Report on Form 10-Q
                                                            for the quarter ended September 30, 1992
                                                            (File No. 0-1561)

10.24            Loan and Security Agreement,
                 dated February 15, 1991, between
                 Reuter, Inc. and The CIT Group/
                 Credit Finance, Inc.  . . . . . . . . .    Incorporated by reference to Exhibit 28(a)
                                                            to the Company's Current Report on Form 8-K
                                                            dated February 15, 1991 (File No. 0-1561)

10.25            Promissory Note, dated February 15,
                 1991, payable by Reuter, Inc. to
                 The CIT Group/Credit Finance, Inc.  . .    Incorporated by reference to Exhibit 28(b)
                                                            to the Company's Current Report on Form 8-K
                                                            dated February 15, 1991 (File No. 0-1561)

10.26            Mortgage and Security Agreement and
                 Fixture Financing Statement, dated
                 February 15, 1991, between Reuter,
                 Inc. and The CIT Group/Credit
                 Finance, Inc. . . . . . . . . . . . . .    Incorporated by reference to Exhibit 28(c)
                                                            to the Company's Current Report on Form 8-K
                                                            dated February 15, 1991 (File No. 0-1561)

10.27            Patent, Trademark and License
                 Mortgage, dated February 15, 1991,
                 between Reuter, Inc. and The CIT
                 Group/Credit Finance, Inc.  . . . . . .    Incorporated by reference to Exhibit 28(d)
                                                            to the Company's Current Report on Form 8-K
                                                            dated February 15, 1991 (File No. 0-1561)






10.28            Independent Contractor Agreement
                 dated as of November 2, 1992,
                 between Taylor Consultants, Inc.
                 and Green Isle Environmental
                 Services, Inc.  . . . . . . . . . . . .    Incorporated by reference to Exhibit 10.30
                                                            to the Company's Annual Report on Form 10-K
                                                            for the year ended December 31, 1992
                                                            (File No. 0-1561)

10.29            Amendment to Loan and Security
                 Agreement, dated December 31, 1992,
                 between Green Isle Environmental
                 Services, Inc. and The CIT Group/
                 Credit Finance, Inc.  . . . . . . . . .    Incorporated by reference to Exhibit 10.31
                                                            to the Company's Annual Report on Form 10-K
                                                            for the year ended December 31, 1992
                                                            (File No. 0-1561)

10.30            Amended Promissory Note dated as
                 of December 30, 1992 between
                 Green Isle Environmental Services,
                 Inc. and The CIT Group/Credit
                 Finance, Inc.   . . . . . . . . . . . .    Incorporated by reference to Exhibit 10.32
                                                            to the Company's Annual Report on Form 10-K
                                                            for the year ended December 31, 1992
                                                            (File No. 0-1561)

10.31            Amendment Number Three to Construction
                 and Senior Term Loan Agreement, dated
                 October 22, 1993, between Reuter
                 Recycling of Florida, Inc. and
                 US West Financial Services, Inc.  . . .    Incorporated by reference to Exhibit 10.33
                                                            to the Company's Annual Report on Form 10-K
                                                            for the year ended December 31, 1993
                                                            (File No. 0-1561)

10.32            Letter Agreement, dated July 26,
                 1994 amending Loan Agreement with
                 The CIT Group/Credit Finance, Inc.  . .    Incorporated by reference to Exhibit 10.32
                                                            to the Company's Annual Report on Form 10-KSB
                                                            for the year ended December 31, 1994
                                                            (File No. 0-1561)

10.33            Letter Agreement, dated December 15,
                 1994 amending Loan Agreement with
                 The CIT Group/Credit Finance, Inc.  . .    Incorporated by reference to Exhibit 10.33
                                                            to the Company's Annual Report on Form 10-KSB
                                                            for the year ended December 31, 1994
                                                            (File No. 0-1561)







10.34            Letter Agreement, dated January 11,
                 1995 amending Loan Agreement with
                 The CIT Group/Credit Finance, Inc.  . .    Incorporated by reference to Exhibit 10.34
                                                            to the Company's Annual Report on Form 10-KSB
                                                            for the year ended December 31, 1994
                                                            (File No. 0-1561)

10.35            Purchase Agreement, dated August 22,
                 1994, by and between EPR, Inc., Green
                 Isle Environmental Services, Inc. and
                 BFI Recycling Systems of Minnesota,
                 Inc.  Omitted from this Exhibit, as
                 filed, are the exhibits referenced in
                 such agreement, Green Isle
                 Environmental Services, Inc. will
                 furnish supplementally a copy of any
                 such exhibits to the Commission upon
                 request . . . . . . . . . . . . . . . .    Incorporated by reference to Exhibit 2.1 to
                                                            the Company's Current Report on Form 8-K,
                                                            dated September 19, 1994 (File No. 0-1561)

21.1             Subsidiaries of the Registrant  . . . .    Incorporated by reference to Exhibit 21.1
                                                            to the Company's Annual Report on Form 10-KSB
                                                            for the year ended December 31, 1994
                                                            (File No. 0-1561)

23.1             Consent of Coopers & Lybrand  . . . . .    Filed herewith