Form 10QSB
period 1995-03-31
GREEN ISLE ENVIRONMENTAL SERVICES INC
filed 1995-07-07
CIK 83490

                                   FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1995

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT
              For the transition period from          to

Commission File Number 0-1561

                         GREEN ISLE ENVIRONMENTAL SERVICES, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          MINNESOTA                               41-0780999
- -------------------------------         --------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
 incorporation or organization)

   410 - 11TH AVENUE SOUTH, HOPKINS, MINNESOTA           55343
- -------------------------------------------------      ---------
 (Address of principal executive offices)              (Zip Code)

                                    612/935-7798
- -------------------------------------------------------------------------------
                (Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X .    No.     .
    ---          ---

As of June 13, 1995 there were outstanding 3,191,520 shares of the registrant's common stock, par value $.18-3/4 per share.

Traditional Small Business Disclosure Format (check one)

Yes  X .    No.     .
    ---          ---

PART I. FINANCIAL INFORMATION.

ITEM 1. FINANCIAL STATEMENTS.

GREEN ISLE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF OPERATIONS


                                                 For the three months ended
                                                           March 31,
                                                      1995          1994
                                                 ------------  ------------
Net sales                                         $2,980,774    $3,731,284
Less:
  Cost of sales                                    2,219,212     2,995,956
  Depreciation                                       149,170       153,600
                                                  -----------   -----------

    GROSS PROFIT                                     612,392       581,728

Selling, general and administrative expenses         553,135       466,036
Depreciation                                          26,955        22,206
                                                  -----------   -----------
    OPERATING INCOME                                  32,302        93,486
Other income (expenses):
  Interest income                                      2,275         2,848
  Interest expense                                   (93,985)      (89,554)
  Management fees                                     30,000        30,000
  Other, net                                          26,612       (23,692)
                                                  -----------   -----------
    TOTAL OTHER EXPENSE                              (35,098)      (80,398)
                                                  -----------   -----------

    INCOME (LOSS) FROM CONTINUING OPERATIONS          (2,796)       13,088
                                                  -----------   -----------

Discontinued Operations:
  Loss from discontinued waste
    processing operations                           (538,408)     (658,400)

      NET LOSS                                     ($541,204)    ($645,312)
                                                  -----------   -----------
                                                  -----------   -----------

Net loss per common share data:
    Income (loss) from continuing operations          ($0.00)       ($0.00)
    Cumulative effect of accounting change
    Loss from discontinued operations                  (0.17)        (0.20)
                                                  -----------   -----------
      NET LOSS PER SHARE                              ($0.17)       ($0.20)
                                                  -----------   -----------
                                                  -----------   -----------

Weighted average number of shares outstanding      3,191,520     3,191,520
                                                  -----------   -----------
                                                  -----------   -----------


    The accompanying notes are an integral part of the consolidated financial statements.

GREEN ISLE ENVIRONMENTAL SERVICES,  INC.  AND  SUBSIDIARIES
    CONSOLIDATED BALANCE SHEETS

                                                                       March 31,        December 31,
                                                                         1995               1994
                                                                    ------------        ------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                            $181,897            $209,192
  Investments, restricted                                               250,000             250,000
  Accounts receivable, net of allowances of
   $7,862 at March 31, 1995 and $20,685 at
   December 31, 1994                                                  1,809,968           1,387,124
  Inventories                                                         1,270,764             917,329
  Other current assets                                                   13,965              23,828
  Other assets held for sale                                             50,000              50,000
                                                                    ------------        ------------
    TOTAL CURRENT ASSETS                                              3,576,594           2,837,473

  Net property, plant and equipment                                   4,356,356           4,425,257
  Other assets                                                          509,474
                                                                    ------------        ------------
    TOTAL ASSETS                                                     $8,442,424          $7,262,730
                                                                    ------------        ------------
                                                                    ------------        ------------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Debt of Eden Prairie facility guaranteed by parent company, including accrued interest of $1,656,123 and $1,117,716
   at March 31, 1995 and December 31, 1994, respectively            $17,164,487         $16,626,079
  Current maturities of long-term debt                                  144,408             151,981
  Borrowings under line of credit                                     2,553,297           2,063,477
  Accounts payable, trade                                               876,498             602,340
  Accrued expenses                                                      814,152             613,157
                                                                    ------------        ------------
    TOTAL CURRENT LIABILITIES                                        21,552,842          20,057,034

Long-term debt, less current maturities                                 234,900             267,385
Other long-term liabilities                                             500,584             243,009

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, par value $.01 per share;
   authorized 2,500,000 shares; none issued
  Common stock, par value $.1875 per share;
   authorized 9,000,000 shares;  issued and
   outstanding:  3,191,520 shares at
   March 31, 1995 and December 31, 1994                                 598,410             598,410
  Additional paid-in capital                                         13,710,596          13,710,596
  Accumulated deficit                                               (28,154,908)        (27,613,704)
                                                                    ------------        ------------
    TOTAL STOCKHOLDERS' DEFICIT                                     (13,845,902)        (13,304,698)
                                                                    ------------        ------------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)          $8,442,424          $7,262,730
                                                                    ------------        ------------
                                                                    ------------        ------------



    The accompanying notes are an integral part of the consolidated financial statements.

GREEN ISLE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES
   CONSOLIDATED STATEMENTS OF CASH FLOWS

- --------------------------------------------------------------------------------------------------------------
Increase (Decrease) in Cash and Cash Equivalents                For the Three Months Ended March 31,
- --------------------------------------------------------------------------------------------------------------
                                                                         1995               1994
- --------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                             ($541,204)          ($645,312)
 Adjustments to reconcile net loss to net cash
   provided (used) by operating activities:
 Depreciation and amortization                                          194,794             175,806
 (Gain) Loss on sales of assets                                         (10,000)             28,203
 Provision for writedown of assets of discontinued operations
   held for sale and accrual of holding period costs                                        120,000
 Provision for writedown of inventories / equipment                      15,000              30,000
 Changes in operating assets and liabilities:
 Accounts receivable                                                   (422,844)           (443,185)
  Inventories                                                          (368,434)            451,109
  Other assets                                                          (28,282)             (4,929)
  Accounts payable                                                      274,159            (190,059)
  Accrued expenses                                                      701,978             364,538
- --------------------------------------------------------------------------------------------------------------
Net Cash Used by Operating Activities                                  (184,833)           (113,829)
- --------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from sale of property and equipment                            10,000               8,533
 Cash paid to purchase Sollami product line                            (195,000)
 Additions to property, plant and equipment                            (107,224)            (42,832)
- --------------------------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                                  (292,224)            (34,299)
- --------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayment of long term debt                                            (40,059)            (36,039)
 Proceeds from short term borrowings                                  3,061,638           3,505,899
 Repayment of short term borrowings                                  (2,571,817)         (3,347,226)
- --------------------------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                               449,762             122,634
- --------------------------------------------------------------------------------------------------------------
Net Decrease in Cash and
 Cash Equivalents                                                       (27,295)            (25,494)

Cash and Cash Equivalents, Beginning of Period                          209,192             321,963
- --------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents, End of Period                               $181,897            $296,469
- --------------------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------------------

Supplemental disclosures of cash flow information:
      Cash paid for interest                                            $91,401             $91,459


    The accompanying notes are an integral part of the consolidated financial statements.

            Green Isle Environmental Services, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
1.   FINANCIAL STATEMENTS:

     The unaudited consolidated financial statements of Green Isle Environmental Services, Inc., and Subsidiaries (the Company) for the three months ended March 31, 1995 and 1994 reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments except as described below) necessary to fairly state the results of the operations (including discontinued operations) for the interim period. The consolidated results of operations for any interim period are not necessarily indicative of results expected for the full year. The unaudited consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's 1994 Form 10-KSB.

     USE OF ESTIMATES:

     The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.   SELECTED BALANCE SHEET INFORMATION:

     Inventories:
                                            March 31,     December 31,
                                                 1995             1994
                                          -----------      -----------
     Raw material and supplies            $   427,654      $   340,631
     Work in process                          843,110          576,698
                                          -----------      -----------
                                          $ 1,270,764      $   917,329
                                          -----------      -----------
                                          -----------      -----------
     Property, plant & equipment:
                                            March 31,     December 31,
                                                 1995             1994
                                          -----------      -----------
     Land and related improvements        $   206,995      $   206,995
     Building                               2,980,607        2,980,608
     Machinery and equipment                7,097,560        7,071,605
     Office equipment                         627,756          602,537
     Molds, fixtures and tooling               31,869
     Autos and trucks                          42,112           42,112
                                          -----------      -----------
          Total                           $10,986,899      $10,903,857
     Less:  accumulated depreciation        6,630,543        6,478,600
                                          -----------      -----------
                                          $ 4,356,356      $ 4,425,257
                                          -----------      -----------
                                          -----------      -----------


     Other assets held for sale:
                                               March 31,     December 31,
                                                    1995             1994
                                               ---------       ----------
     Container manufacturing equipment       $    50,000      $    50,000
          Total                              $    50,000      $    50,000
                                             -----------      -----------
                                             -----------      -----------
     Accrued Expenses:
                                               March 31,     December 31,
                                                    1995             1994
                                               ---------       ----------
     Interest, excluding accrued interest
      associated with Eden Prairie debt      $    30,827      $    28,243
     Payroll, benefits and related taxes         317,967          291,699
     Legal and accounting                         45,525          104,850
     Accrued container warranty                  139,327          140,000
     Product acquisition expenses                153,226
     Accrued retirement and consulting            71,829           38,496
     Accrued real estate taxes                    39,451
     Other                                        16,000            9,869
                                              ----------      -----------
          Total                              $   814,152      $   613,157
                                              ----------       ----------
                                              ----------       ----------

3.   DISCONTINUED OPERATIONS AND RELATED DEBT:

     As described in Notes 2 and 3 of the Notes to Consolidated Financial Statements in the 1994 Form 10-KSB, the Company ceased operations of its Eden Prairie facility (EPR) effective January 1, 1994 and has undertaken a formal plan to dispose of its remaining waste processing operations. The loss from discontinued operations in the first quarter of 1995 includes accrued interest (including default rate interest) through March 31, 1995. The Company will continue to accrue interest in future periods through the date of a final settlement of the debt, which is anticipated in the third quarter of 1995. The loss from discontinued operations for the three months ended March 31, 1995 consists of accrued interest of $ 538,408.

     As previously announced, the Company closed on the sale of all of the assets of EPR for $3.8 million on September 1, 1994. A gain of $1,914,534 on the sale of the EPR assets was recorded in the 3rd quarter 1994. The net proceeds of $3,768,809 from the sale have been used to repay a portion of the debt underlying the EPR facility. The Company has retained all liabilities of EPR, including the balance of the loan underlying the facility which is guaranteed by the Company.

     As previously announced, on September 12, 1994, the Company entered into a settlement agreement with the lender of the debt underlying EPR whereby the lender agrees not to pursue its rights against the Company under the parent guarantee of the EPR debt in return for the following:

     1. A Senior Subordinated Secured Note to the lender for $2,750,000 with interest at 8% per year. Interest will be payable monthly on the principal balance from time to time remaining unpaid. Principal payments of $75,000 will be payable quarterly beginning in 1997 and ending on July 1, 1999, when all outstanding principal and interest is due.

     2. A Junior Subordinated Secured Note to the lender for $1,000,000 with interest to accrue at 8% per year; principal and interest will be paid from excess cash flow from operations, if any, with all outstanding principal and accrued interest due on July 1, 1999.

     3. A Net Operating Loss Sharing Agreement under which the Company will make annual payments to the lender of an amount equal to any tax savings related to use of up to $15,000,000 in net operating loss carryforwards.

          The Company has also preliminarily agreed to issue to the lender, a warrant to purchase 3,178,780 shares of Common Stock, exercisable only in the event of an "ownership change" with respect to the Company for purposes of Section 382(g) (1) of the Internal Revenue Code of 1986, as amended. The ownership change would effectively eliminate the net operating loss sharing Agreement obligation ((3) above) and result in the effective contribution of any remaining balance of the NOL Sharing Agreement obligation to contributed capital (shareholders' equity).

     Management is currently negotiating definitive agreements with the lender, although there can be no assurance that a definitive agreement will be reached.

4.   ACQUISITION OF PRODUCT LINE:

     On January 9, 1995, the Company purchased the assets, inventory, patents and patent applications, trademarks and goodwill associated with the Rotary Vane Actuator business of The Sollami Company. The purchase price was $326,154 plus contingent payments equal to 8% of net sales made each month, for the 48 months beginning in February 1995, of rotary vane actuators and related parts. The total cumulative guaranteed minimum payments are $295,000, with scheduled amounts due in each of the 4 years. To the extent cumulative monthly contingent payments do not equal the guaranteed minimum payment for any 12 month period, the Company will be required to make an additional payment sufficient to achieve the guaranteed minimum payment for that year. The excess of acquisition cost over amounts assigned to the net identifiable assets acquired (Goodwill) is being amortized on a straight line basis over fifteen years. Other identifiable intangible assets include value assigned to patents, and a covenant not to compete. Values assigned to patents are carried at cost less accumulated amortization calculated on a straight line basis over their estimated useful lives, which range from seven to fourteen years. The value assigned to the covenant not to compete is being amortized on a straight line basis over seven years.

5.   ASSET-BASED SHORT-TERM FINANCING ARRANGEMENT:

     In January 1995, the Company amended its loan and security agreement with its asset based lender. The key elements to the amendment include reducing the short-term demand line of credit to $4,500,000, increasing interest on borrowings to prime plus 3.75%, and increasing available borrowing by $125,000 by increasing the advance rate on the certificate of deposit which partially collateralizes borrowings under the line of credit. Funds available to the Company pursuant to terms of the line of credit agreement are dependent upon the level of eligible accounts receivable and plant and equipment, as defined. The Company is in violation of certain financial and technical covenants of this agreement and a cross-default covenant due to the defaults described in Notes 6 and 6(a) of the Notes to the Consolidated Financial Statements in the Company's 1994 Form 10-KSB. As a result of these default conditions, the lender may, at its sole discretion declare the Company in default, discontinue making advances to the Company and demand immediate repayment of borrowings under the line of credit. If the lender will continue making advances to the Company, borrowing capacity under this line of credit is approximately $95,000 at June 13, 1995.

6.   AGREEMENT TO SELL REUTER RECYCLING OF FLORIDA, INC.:

     Effective June 1, 1995, the Company entered into an agreement to sell all of the Reuter Recycling of Florida, Inc. stock, which had been pledged by the Company to the construction lender of Reuter Recycling of Florida, Inc., to an unrelated third party. As discussed in Note 4 to the Consolidated Financial Statements contained in the 1994 Form 10-KSB, because Reuter Recycling of Florida, Inc. had previously been deconsolidated from the Company's consolidated financial statements and the Company will receive no proceeds from the sale, the transaction will have no impact on the Company's financial position or results of operations. The management agreement between Green Isle and Reuter Recycling of Florida, Inc. will be terminated upon the close of the sale.

7.   RECLASSIFICATION:

     Certain reclassifications have been made to the 1994 consolidated financial statements in order to conform with the March 31, 1995 presentation. These reclassifications did not change the Company's previously reported financial position or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

          RESULTS OF OPERATIONS

          CONTINUING MANUFACTURING OPERATIONS:

          Continuing operations consist primarily of the precision machining business, which is primarily the manufacture of certain medical products and other precision machined parts on a contract basis. The Company has sold most of the equipment used in its plastics manufacturing operations and substantially all plastics manufacturing ceased effective August, 1994.

          The Company's net revenues from continuing operations for the first quarter of 1995 decreased by 20.1% from the same period in 1994. The Company's net revenues for the three months ended March 31, 1995 were $2,980,774 compared to $3,731,284 for the same period in 1994. The decrease was due primarily to the elimination of sales to Seagate Technology, Inc., which effectively ceased after the first quarter of 1994 and is partially offset by increased sales of medical products and other contract manufacturing products.

          Gross profit was 20.5% of net sales for the first quarter of 1995 compared to 15.6% of net sales for the first quarter of 1994. The higher gross profit was primarily due to the change in the product mix towards higher-margin medical products and higher margins on sales of proprietary products. Medical product sales from the Company's two principal customers accounted for over 73% of net sales in the first quarter of 1995 compared to 32% of net sales in the first quarter of 1994.

          Selling, general and administrative expenses were $580,090 for the first quarter of 1995 compared to $488,242 for the same period in 1994. The increase in these expenses is primarily due to higher selling expenses related to marketing of proprietary products (primarily oil centrifuge units) and legal and accounting costs related to pursuing restructuring of the debt underlying the EPR facility.

          The Company had no taxable income, and accordingly, recorded no provision for income taxes during the quarters ended March 31, 1995 and 1994.

          During the first quarter of 1995, the Company recorded a loss from continuing operations of $2,796 or $.001 per share compared to income from continuing operations of $13,088 or $.004 per share for the same period in 1994.

          DISCONTINUED WASTE PROCESSING OPERATIONS:

          As described in Notes 2 and 3 of the Notes to Consolidated Financial Statements in the Company's 1994 Form 10-KSB, the Company undertook a formal plan to dispose of its remaining waste processing and recycling operation located in Eden Prairie, Minnesota during the fourth quarter of 1993. The Company wrote-down the carrying value of this facility to its estimated net realizable value, which resulted in a charge against earnings of $10,800,000 in 1993. The Eden Prairie facility ceased operations effective January 1, 1994 and on September 1, 1994 the Company closed on the sale of all of the assets of EPR, Inc., a wholly owned subsidiary of the Company ("EPR") for approximately $3.8 million.

          The proceeds from the sale of the assets of EPR have been used to repay a portion of the debt originally underlying the EPR facility. The Company retained all liabilities of EPR, including the balance of the loan underlying the facility (the "EPR loan") which is guaranteed by the Company. The loss from discontinued operations during the first quarter of 1995 consists of continuing interest accruals of $538,408 related to the underlying debt. This accrual does not include an accrual for estimated interest that will be incurred on the debt underlying the EPR loan between April 1, 1995 and the date of final settlement, due to uncertainty of the timing of the ultimate settlement. As described in Note 3 "Discontinued Operations and Related Debt" in this Form 10-QSB, the Company entered into a preliminary settlement agreement with the lender of the debt underlying EPR on September 12, 1994. The lender has agreed not to pursue its rights against the Company under its guarantee of the EPR loan in return for a Senior Subordinated Secured Note for $2,750,000, a Junior Subordinated Secured Note for $1,000,000, a Net Operating Loss Sharing Agreement (See Note 2 of the Notes to Consolidated Financial Statements in the 1994 Form 10-KSB), and a warrant to purchase 3,178,780 shares of Common Stock (See Note 2 of the Notes to Consolidated Financial Statements in the 1994 Form 10-KSB). Management is currently negotiating definitive agreements with the lender, although there can be no assurance that a definitive agreement will be reached. If final settlement cannot be reached, management may elect to seek protection under U.S. bankruptcy laws.

          LIQUIDITY AND CAPITAL RESOURCES:

          The Company currently has negative working capital and is in payment and technical default of terms of the EPR loan and is in violation of certain covenants of its demand line of credit agreement. The Company had a working capital deficit of $17,976,248 at March 31, 1995, compared to a working capital deficit of $17,219,561 at December 31, 1994. The current ratio was .17 and .14 at March 31, 1995 and December 31, 1994, respectively. The working capital deficit includes the Eden Prairie debt because the entire remaining balance of this loan has been classified as a short-term liability as a result of the payment, technical and other defaults described in Notes 2 and 6 of the Notes to the Consolidated Financial Statements included in the Company's 1994 Form 10-KSB. Until the restructuring agreement with the lender to EPR is finalized, under the terms of the original loan agreement, and as a result of the payment and technical defaults, the lender has the right to demand repayment of the entire outstanding balance of the loan. In addition, the lender can demand payment of the default interest rate which is 2% higher than the stated interest rate of 11.85%. Interest accruals reflecting the incremental charge for the higher default rate have been established since 1992.

          The Company has a $4.5 million line of credit arrangement with an asset based lender which is collateralized by assets associated with the manufacturing operations. The Company is in violation of certain financial and technical covenants contained in this line of credit agreement, which could result in the lender discontinuing advances and demanding repayment of all outstanding borrowings. Due to the default conditions discussed above and borrowing limits related to available collateral, it is possible that the Company will not be able to borrow sufficient amounts against this line to meet all the operating cash needs of the Company. In addition, there can be no assurance that the asset based lender will continue to disregard these covenant violations in the future. If the lender takes any action to reduce the availability of funds to the Company, there may not be sufficient liquidity to continue operations. As of June 13, 1995, the Company had borrowed approximately $2,108,000 and had additional availability of approximately $95,000 under this line.

          The Company had negative cash flow for the three months ending March 31, 1995 and its ability to meet its continuing manufacturing operations cash flow requirements during the remainder of 1995 and beyond, is dependent on continuing adequate sales and margins in the manufacturing business.

          Management expects a need for capital expenditures to support equipment upgrading and growth in the Manufacturing Division. In addition to cash flow generation from operations, the Company expects to raise needed capital through vendor or other asset based lending arrangements.

          In summary, the Company currently has negative working capital and is in default under the terms of two outstanding loan agreements. Either of these two lenders could, at any time, demand full payment of the underlying debt, which the Company would be unable to satisfy. The Company's cash flow from operations may not be sufficient to meet the Company's general operating needs. In the event that the Company cannot generate sufficient cash flow to meet its commitments, it may be forced to seek protection under U.S. Bankruptcy laws.

                           PART II - OTHER INFORMATION


     Item 3.   Defaults upon Senior Security

               See Footnote 3 to Notes to the Consolidated Financial Statements and Management's Discussion and Analysis, included in Item 1 and 2 of this report 10-QSB, for a description of the status of the defaults on the loan underlying the Eden Prairie facility and the Company's line of credit, which is incorporated herein by reference.

               Arrearage (interest and principal) on the Eden Prairie debt as of June 13, 1995, was approximately $5,000,000.

               As of June 13, 1995, the Company had borrowed approximately $2,108,000 and had additional availability of approximately $95,000 under its line of credit agreement.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   GREEN ISLE ENVIRONMENTAL SERVICES, INC.
                                   --------------------------------------------
                                   (Registrant)



Date:                       , 1995 By:  /s/ James W. Taylor
                                        ----------------------------------
                                        James W. Taylor
                                        President, Chief Executive Officer and
                                        Chief Financial Officer (principal
                                        executive and financial officer)



Date:                      , 1995  By:  /s/ William H. Johnson
                                        ----------------------------------
                                        William H. Johnson
                                        Controller (principal accounting
                                        officer)