Form 10QSB
period 1995-06-30
GREEN ISLE ENVIRONMENTAL SERVICES INC
filed 1995-08-14
CIK 83490

                                 FORM 10-QSB


                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1995


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                EXCHANGE ACT
              For the transition period from ________ to ________


Commission File Number 0-1561


                   GREEN ISLE ENVIRONMENTAL SERVICES, INC.
-------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


          Minnesota                                        41-0780999
-------------------------------              -----------------------------------
(State or other jurisdiction of              (I.R.S.Employer Identification No.)
incorporation or organization)


 410 - 11th Avenue South, Hopkins, Minnesota                   55343
---------------------------------------------                ---------
(Address of principal executive offices)                     (Zip Code)


                                612/935-7798
--------------------------------------------------------------------------------
               (Issuer's telephone number, including area code)


Check  whether  the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.


Yes  X .    No.    .
    ---         ---


As of August 10, 1995 there were outstanding 3,191,520 shares of the registrant's common stock, par value $.18-3/4 per share.


Traditional Small Business Disclosure Format (check one)


Yes  X .    No.    .
    ---         ---

PART I. FINANCIAL INFORMATION.
------------------------------

ITEM 1. FINANCIAL STATEMENTS.
-----------------------------


GREEN ISLE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           For the three months ended        For the six months ended
                                                                     June 30,                         June 30,
                                                               1995            1994              1995           1994
                                                           ------------    ------------      ------------    -----------

Net sales                                                    $3,070,189      $3,134,195        $6,050,963     $6,865,479
Less:
  Cost of sales                                               2,389,218       2,268,319         4,608,430      5,264,275
  Depreciation                                                  149,309         151,430           298,479        305,030
                                                           ------------    ------------      ------------    -----------

     GROSS PROFIT                                               531,662         714,446         1,144,054      1,296,174

Selling, general and administrative expenses                    594,003         459,744         1,147,138        925,780
Depreciation                                                     28,605          22,634            55,560         44,840
                                                           ------------    ------------      ------------    -----------
     OPERATING INCOME                                           (90,946)        232,068           (58,644)       325,554
Other income (expenses):
  Interest income                                                 2,346           1,915             4,621          4,763
  Interest expense                                             (101,569)        (97,078)         (195,554)      (186,632)
  Management fees                                                30,000          30,000            60,000         60,000
  Other, net                                                     15,165          14,984            41,777         (8,708)
                                                           ------------    ------------      ------------    -----------
     TOTAL OTHER EXPENSE                                        (54,058)        (50,179)          (89,156)      (130,577)
                                                           ------------    ------------      ------------    -----------

     INCOME (LOSS) FROM CONTINUING OPERATIONS                  (145,004)        181,889          (147,800)       194,977
                                                           ------------    ------------      ------------    -----------


Discontinued Operations:
  Loss from discontinued waste processing operations           (539,270)       (539,300)       (1,077,678)    (1,197,700)
                                                           ------------    ------------      ------------    -----------
       NET LOSS                                               ($684,274)      ($357,411)      ($1,225,478)   ($1,002,723)
                                                           ------------    ------------      ------------    -----------
                                                           ------------    ------------      ------------    -----------

Net loss per common share data:
  Income (loss) from continuing operations                       ($0.04)          $0.06            ($0.04)         $0.06

  Loss from discontinued operations                               (0.17)          (0.17)            (0.34)         (0.37)
                                                           ------------    ------------      ------------    -----------
     NET LOSS PER SHARE                                          ($0.21)         ($0.11)           ($0.38)        ($0.31)
                                                           ------------    ------------      ------------    -----------
                                                           ------------    ------------      ------------    -----------

Weighted average number of shares outstanding                 3,191,520       3,191,520         3,191,520      3,191,520
                                                           ------------    ------------      ------------    -----------
                                                           ------------    ------------      ------------    -----------


         The accompanying notes are an integral part of the consolidated financial statements.

GREEN ISLE ENVIRONMENTAL SERVICES,  INC.  AND  SUBSIDIARIES

          CONSOLIDATED BALANCE SHEETS


                                                                   June 30,           December 31,
                                                                    1995                 1994
                                                                --------------        ------------
ASSETS


CURRENT ASSETS:
  Cash and cash equivalents                                            ($3,205)           $209,192
  Investments, restricted                                              250,000             250,000
  Accounts receivable, net of allowances of $7,862 at
    June 30, 1995 and $20,685 at December 31, 1994                   1,446,262           1,387,124
  Inventories                                                        1,330,038             917,329
  Other current assets                                                  13,448              23,828
  Other assets held for sale                                            50,000              50,000
                                                                --------------        ------------
      TOTAL CURRENT ASSETS                                           3,086,543           2,837,473


Net property, plant and equipment                                    4,451,552           4,425,257
Other assets                                                           485,683
                                                                --------------        ------------
      TOTAL ASSETS                                                  $8,023,778          $7,262,730
                                                                --------------        ------------
                                                                --------------        ------------


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Debt of Eden Prairie facility guaranteed by parent
    company, including accrued interest of $2,195,393
    and $1,117,716 at June 30, 1995 and
    December 31, 1994, respectively                                $17,703,756         $16,626,079
  Current maturities of long-term debt                                 170,301             151,981
  Borrowings under line of credit                                    1,891,927           2,063,477
  Accounts payable, trade                                            1,010,634             602,340
  Accrued expenses                                                     899,343             613,157
                                                                --------------        ------------
      TOTAL CURRENT LIABILITIES                                     21,675,961          20,057,034


Long-term debt, less current maturities                                389,620             267,385
Other long-term liabilities                                            488,373             243,009


STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, par value $.01 per share;
    authorized 2,500,000 shares; none issued
  Common stock, par value $.1875 per share;
    authorized 9,000,000 shares; issued and
    outstanding: 3,191,520 shares at June 30, 1995
    and December 31, 1994                                              598,410             598,410
  Additional paid-in capital                                        13,710,596          13,710,596
  Accumulated deficit                                              (28,839,182)        (27,613,704)
                                                                --------------        ------------
      TOTAL STOCKHOLDERS' DEFICIT                                  (14,530,176)        (13,304,698)
                                                                --------------        ------------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)        $8,023,778          $7,262,730
                                                                --------------        ------------
                                                                --------------        ------------




        The accompanying notes are an integral part of the consolidated financial statements.

GREEN ISLE ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS


---------------------------------------------------------------------------------------------------
Increase (Decrease) in Cash and Cash Equivalents                For the Six Months Ended June 30,
---------------------------------------------------------------------------------------------------
                                                                        1995           1994
---------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                          ($1,225,478)   ($1,002,723)
  Adjustments to reconcile net loss to net cash provided
    (used) by operating activities:
  Depreciation and amortization                                         393,356        349,870
  Gain on sales of assets                                               (10,204)      (146,496)
  Provision for writedown of assets of discontinued operations
    held for sale and accrual of holding period costs                                  253,837
  Provision for writedown of inventories / equipment                                    74,639
  Changes in operating assets and liabilities:
    Accounts receivable                                                 (59,137)      (469,916)
    Inventories                                                        (412,709)       466,029
    Other assets                                                        (19,620)        45,189
    Accounts payable                                                    408,294       (276,619)
    Accrued expenses (primarily interest)                             1,309,227        872,974
---------------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                               383,729        166,784
---------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of property and equipment                           35,000        279,450
  Cash paid to purchase Sollami product line                           (195,000)
  Additions to property, plant and equipment                           (179,106)      (103,419)
---------------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                                  (339,106)       176,031
---------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of long term debt                                           (85,469)       (60,800)
  Proceeds from short term borrowings                                 5,875,202      6,501,475
  Repayment of short term borrowings                                 (6,046,753)    (6,737,188)
---------------------------------------------------------------------------------------------------
Net Cash Used by Financing Activities                                  (257,020)      (296,513)
---------------------------------------------------------------------------------------------------
Net Increase (decrease) in Cash and Cash Equivalents                   (212,397)        46,302
Cash and Cash Equivalents, Beginning of Period                          209,192        321,963
---------------------------------------------------------------------------------------------------
Cash and Cash Equivalents, End of Period                                ($3,205)      $368,265
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------


Supplemental disclosures of cash flow information:
  Cash paid for interest                                               $192,970       $185,825


Noncash investing and financing activities:
  Purchase of equipment in exchange for notes payable                  $226,024




         The accompanying notes are an integral part of the consolidated financial statements.

           Green Isle Environmental Services, Inc. and Subsidiaries
                  Notes to Consolidated Financial Statements
                                  (Unaudited)

1.   FINANCIAL STATEMENTS:

     The unaudited consolidated financial statements of Green Isle Environmental Services, Inc., and Subsidiaries (the Company) for the three and six month periods ended June 30, 1995 and 1994 reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments except as described below) necessary to fairly state the results of the operations (including discontinued operations) for the interim period. The consolidated results of operations for any interim period are not necessarily indicative of results expected for the full year. The unaudited consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's 1994 Form 10-KSB.

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

2.   SELECTED BALANCE SHEET INFORMATION:

     Inventories:


                                                          June 30,      December 31,
                                                              1995              1994
                                                       -----------      ------------
     Raw material and supplies                         $   324,400       $   340,631
     Work in process                                     1,005,638           576,698
                                                       -----------      ------------
                                                       $ 1,330,038       $   917,329


     Property, plant & equipment:


     Land and related improvements                     $   206,995       $   206,995
     Building                                            3,044,442         2,980,608
     Machinery and equipment                             7,243,724         7,071,605
     Office equipment                                      635,245           602,537
     Molds, fixtures and tooling                            31,869
     Autos and trucks                                       42,112            42,112
                                                       -----------      ------------
          Total                                        $11,204,387       $10,903,857
     Less: accumulated depreciation                      6,752,835         6,478,600
                                                       -----------      ------------
                                                       $ 4,451,552       $ 4,425,257
                                                       -----------      ------------
                                                       -----------      ------------



     Other assets held for sale:


                                                          June 30,      December 31,
                                                              1995              1994
                                                       -----------      ------------
     Container manufacturing equipment                    $ 50,000          $ 50,000
          Total                                           $ 50,000          $ 50,000
                                                       -----------      ------------
                                                       -----------      ------------


     Accrued Expenses:


     Interest, excluding accrued interest associated
       with Eden Prairie debt                             $ 30,827          $ 28,243
     Payroll, benefits and related taxes                   373,902           291,699
     Legal and accounting                                   83,039           104,850
     Accrued container warranty                            136,195           140,000
     Product acquisition expenses                          115,760
     Accrued retirement and consulting                      60,504            38,496
     Accrued real estate taxes                              78,902
     Other                                                  20,214             9,869
                                                       -----------      ------------
          Total                                           $899,343          $613,157
                                                       -----------      ------------
                                                       -----------      ------------


3.   DISCONTINUED OPERATIONS AND RELATED DEBT:

     As described in Notes 2 and 3 of the Notes to Consolidated Financial Statements in the 1994 Form 10-KSB, the Company ceased operations of its Eden Prairie facility (EPR) effective January 1, 1994 and has undertaken a formal plan to dispose of its other remaining waste processing operations. The loss from discontinued operations in the second quarter of 1995 includes accrued interest (including default rate interest) through June 30, 1995. The Company will continue to accrue interest in future periods through the date of a final settlement of the debt. The loss from discontinued operations for the three months ended June 30, 1995 consists of accrued interest of $539,270.

     As previously announced, the Company closed on the sale of all of the assets of EPR for $3.8 million on September 1, 1994. A gain of $1,914,534 on the sale of the EPR assets was recorded in the third quarter of 1994. The net proceeds of $3,768,809 from the sale have been used to repay a portion of the debt underlying the EPR facility. The Company has retained all liabilities of EPR, including the balance of the loan underlying the facility which is guaranteed by the Company.

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

4.   ACQUISITION OF PRODUCT LINE:

     On January 9, 1995, the Company purchased the assets, inventory, patents and patent applications, trademarks and goodwill associated with the Rotary Vane Actuator business of The Sollami Company. The purchase price was $326,154 plus contingent payments equal to 8% of net sales made each month, for the 48 months beginning in February 1995, of rotary vane actuators and related parts. The total cumulative guaranteed minimum contingent payments are $295,000, with scheduled amounts due in each of the 4 years. To the extent cumulative monthly contingent payments do not equal the guaranteed minimum contingent payment for any 12 month period, the Company will be required to make an additional payment sufficient to achieve the guaranteed minimum payment for that year. The excess of acquisition cost over amounts assigned to the net identifiable assets acquired (goodwill) is being amortized on a straight line basis over fifteen years. Other identifiable intangible assets include value assigned to patents, and a covenant not to compete. Values assigned to patents are carried at cost less accumulated amortization calculated on a straight line basis over their estimated useful lives, which range from seven to fourteen years. The value assigned to the covenant not to compete is being amortized on a straight line basis over seven years.


5.   ASSET-BASED SHORT-TERM FINANCING ARRANGEMENT:

     In January 1995, the Company amended its loan and security agreement with its asset based lender. The key elements to the amendment include reducing the short-term demand line of credit to $4,500,000, increasing interest on borrowings to prime plus 3.75%, and increasing available borrowing by $125,000 by increasing the advance rate on the certificate of deposit which partially collateralizes borrowings under the line of credit. Funds available to the Company pursuant to terms of the line of credit agreement are dependent upon the level of eligible accounts receivable and plant and equipment, as defined. The Company is in violation of certain financial and technical covenants of this agreement and a cross-default covenant due to the defaults described in Notes 6 and 6(a) of the Notes to the Consolidated Financial Statements in the Company's 1994 Form 10-KSB. As a result of these default conditions, the lender may, at its sole discretion declare the Company in default, discontinue making advances to the Company and demand immediate repayment of borrowings under the line of credit. If the lender will continue making advances to the Company, additional borrowing capacity under this line of credit is approximately $54,000 at August 8, 1995.

6.   AGREEMENT TO SELL REUTER RECYCLING OF FLORIDA, INC.:

     Effective June 1, 1995, the Company entered into an agreement to sell all of its stock of Reuter Recycling of Florida, Inc., which had been pledged by the Company to the construction lender of Reuter Recycling of Florida, Inc., to an unrelated third party. As discussed in Note 4 to the Consolidated Financial Statements contained in the 1994 Form 10-KSB, because Reuter Recycling of Florida, Inc. had previously been deconsolidated from the Company's consolidated financial statements and the Company will receive no proceeds from the sale, the transaction will have no impact on the Company's financial position or results of operations. The management agreement between Green Isle and Reuter Recycling of Florida, Inc. will be terminated upon the close of the sale.

7.   RECLASSIFICATION:

     Certain reclassifications have been made to the 1994 consolidated financial statements in order to conform with the June 30, 1995 presentation. These reclassifications did not change the Company's previously reported financial position or results of operations.

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

          The Company's net revenues from continuing operations for the second quarter of 1995 decreased by approximately 2% from the same period in 1994. The Company's net revenues for the six months ended June 30, 1995 were $6,050,963 compared to $6,865,479 for the same period in 1994, a decrease of approximately 12%. The decrease in both periods was due primarily to the elimination of sales to Seagate Technology, Inc. ("Seagate"), which effectively ceased after the first quarter of 1994 coupled with reduced sales from the plastics manufacturing operations which effectively ceased in August 1994.

          Gross profit was 17.3% of net sales for the second quarter of 1995 compared to 22.8% of net sales for the second quarter of 1994. Gross profit was 18.9% for the six month periods ending June 30, 1995 and June 30, 1994, respectively. The lower gross profit for the quarter ending June 30,1995 was primarily due to additional staffing requirements to enhance the development of the Company's proprietary products along with increases in manufacturing supplies used in the production of industrial and proprietary products. The gross margin for the six months ending June 30, 1995 and June 30, 1994 were the same and mostly volume related. Medical product sales from the Company's two principal customers accounted for over 68% of net sales in the second quarter of 1995 compared to 65% of net sales in the second quarter of 1994. For the six months ended June 30, 1995, medical product sales accounted for 70% of net sales compared to 50% of net sales for the same period in 1994.

          Selling, general and administrative expenses were $622,608 for the second quarter of 1995 compared to $482,378 for the same period in 1994. Selling, general and administrative expenses for the six months ended June 30, 1995, were $1,202,698 compared to $970,620 for the same period in 1994. The increase in these expenses is primarily due to higher selling expenses related to marketing of proprietary products (primarily oil centrifuge units) and legal and accounting costs related to pursuing restructuring of the debt underlying the EPR facility.

          Other income (expense) did not change significantly for the quarters ending June 30, 1995 and June 30, 1994, respectively. Other expense for the six months ending June 30 1995 was $89,156 compared to $130,577 for the six months ending June 30, 1994. The decrease was attributable to the Company renting excess warehouse space beginning in 1995 and also gains on the sale of some assets sold during 1995.

          The Company had no taxable income, and accordingly, recorded no provision for income taxes during the quarters ended June 30, 1995 and 1994.

          During the second quarter of 1995, the Company's loss from continuing operations was $145,004 or $.04 per share compared to income from continuing operations of $181,889 or $.06 per share for the same period in 1994. For the six months ended June 30, 1995, loss from continuing operations was $147,800 or $.04 per share compared to income from continuing operations of $194,977 or $.06 per share for the same period in 1994. The loss from continuing operations for the first six months of 1995 compared to the income in 1994 has been due to revenue reductions (phaseout of revenues from Seagate and reduced plastics revenues), staffing increases to enhance development and marketing of proprietary products (oil centrifuges and rotary vane actuators), and substantial professional expenses related to the continuing troubled debt restructuring of the debt underlying the Eden Prairie facility that is guaranteed by the Company.

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

          The proceeds from the sale of the assets of EPR have been used to repay a portion of the debt originally underlying the EPR facility. The Company retained all liabilities of EPR, including the balance of the loan underlying the facility (the "EPR loan") which is guaranteed by the Company. The loss from discontinued operations during the second quarter of 1995 consists of continuing interest accruals of $539,270 related to the underlying debt. This accrual does not include an accrual for estimated interest that will be incurred on the debt underlying the EPR loan between July 1, 1995 and the date of final settlement, due to uncertainty of the timing of the ultimate settlement. As described in Note 3 "Discontinued Operations and Related Debt" in this Form 10-QSB, the Company entered into a preliminary settlement agreement with the lender of the debt underlying EPR on September 12, 1994. Management is currently negotiating definitive agreements with the lender, although there can be no assurance that a definitive agreement will be reached. If final settlement cannot be reached, management may elect to seek protection under U.S. bankruptcy laws.

          LIQUIDITY AND CAPITAL RESOURCES:

          The Company currently has negative working capital and is in payment and technical default of terms of the EPR loan and is in violation of certain covenants of its demand line of credit agreement. The Company had a working capital deficit of $18,589,418 at June 30, 1995, compared to a working capital deficit of $17,219,561 at December 31, 1994. The current ratio was .14 and .14 at June 30, 1995 and
          December 31, 1994, respectively. The working capital deficit includes the Eden Prairie debt because the entire remaining balance of this loan has been classified as a short-term liability as a result of the payment, technical and other defaults described in Notes 2 and 6 of the Notes to the Consolidated Financial Statements included in the Company's 1994 Form 10-KSB. Until the restructuring agreement with the lender to EPR is finalized, under the terms of the original loan agreement, and as a result of the payment and technical defaults, the lender has the right to demand repayment of the entire outstanding balance of the loan. In addition, the lender can demand payment of the default interest rate which is 2% higher than the stated interest rate of 11.85%. Interest accruals reflecting the incremental charge for the higher default rate have been established since 1992.

          The Company has a $4.5 million line of credit arrangement with an asset based lender which is collateralized by assets associated with the manufacturing operations. The Company is in violation of certain financial and technical covenants contained in this line of credit agreement, which could result in the lender discontinuing advances and demanding repayment of all outstanding borrowings. Due to the default conditions discussed above and borrowing limits related to available collateral, it is possible that the Company will not be able to borrow sufficient amounts against this line to meet all the operating cash needs of the Company. In addition, there can be no assurance that the asset based lender will continue to disregard these covenant violations in the future. If the lender takes any action to reduce the availability of funds to the Company, there may not be sufficient liquidity to continue operations. As of August 8, 1995, the Company had borrowed approximately $2,393,000 and had additional availability of approximately $54,000 under this line.

          The Company had positive cash flow from operations for the six months ending June 30, 1995 and June 30, 1994. However, its ability to meet its continuing manufacturing operations cash flow requirements during the remainder of 1995 and beyond, is dependent on continuing adequate sales and margins in the manufacturing business. Management expects a need for capital expenditures to support equipment upgrading and growth in the Manufacturing Division. Any future expenditures will depend on cash availability. In addition to cash flow generation from operations, the Company expects to raise needed capital through vendor or other asset based lending arrangements.

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


          Arrearage (interest and principal) on the Eden Prairie debt as of August 8, 1995, was approximately $6,000,000.


          As of August 8, 1995, the Company had borrowed approximately $2,393,000 and had additional availability of approximately $54,000 under its line of credit agreement.

                                  SIGNATURES
                                  ----------




Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                 GREEN ISLE ENVIRONMENTAL SERVICES, INC.
                                 ---------------------------------------
                                 (Registrant)




Date:  August 11, 1995           By: /s/ James W. Taylor
       ---------------               -------------------
                                     James W. Taylor
                                     President, Chief Executive Officer
                                     and Chief Financial Officer
                                     (principal executive and financial officer)




Date:  August 11, 1995           By: /s/ William H. Johnson
       ---------------               ----------------------
                                     William H. Johnson
                                     Controller (principal accounting officer)