Form 10QSB
period 1995-09-30
REUTER MANUFACTURING INC
filed 1995-11-13
CIK 83490

                                   FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1995

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                 EXCHANGE ACT
            For the transition period from__________to__________

Commission File Number 0-1561

   REUTER MANUFACTURING, INC. (f/k/a GREEN ISLE ENVIRONMENTAL SERVICES, INC.)
   --------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Minnesota                                    41-0780999
------------------------------              -------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

   410 - 11th Avenue South, Hopkins, Minnesota           55343
-------------------------------------------------      ---------
 (Address of principal executive offices)              (Zip Code)

                                  612/935-6921
--------------------------------------------------------------------------------
                (Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X .    No.     .
    ---          ---

As of November 8, 1995 there were outstanding 3,191,520 shares of the registrant's common stock, par value $.18-3/4 per share.

Traditional Small Business Disclosure Format (check one)

Yes  X .    No.     .
    ---          ---

PART I. FINANCIAL INFORMATION.

ITEM 1. FINANCIAL STATEMENTS.

REUTER MANUFACTURING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS


                                                 For the three months ended     For the nine months ended
                                                        September 30,                 September 30,
                                                     1995           1994           1995           1994
                                                 ------------   ------------   ------------   ------------
Net sales                                         $2,703,830     $2,539,601     $8,754,793     $9,405,080
Less:
   Cost of sales                                   2,176,610      1,957,794      6,785,040      7,222,069
   Depreciation                                      150,442        153,096        448,921        458,126
                                                -------------  -------------  -------------  -------------

     GROSS PROFIT                                    376,778        428,711      1,520,832      1,724,885

Selling, general and administrative expenses         520,356        425,156      1,667,494      1,350,936
Depreciation                                          28,751         22,291         84,311         67,131
                                                -------------  -------------  -------------  -------------
     OPERATING INCOME (LOSS)                        (172,329)       (18,736)      (230,973)       306,818
Other income (expenses):
   Interest income                                     2,951          2,764          7,572          7,527
   Interest expense                                 (106,490)       (89,974)      (302,044)      (276,606)
   Management fees                                    30,000         30,000         90,000         90,000
   Other, net                                         25,383         41,068         67,160         32,360
                                                -------------  -------------  -------------  -------------
     TOTAL OTHER EXPENSE                             (48,156)       (16,142)      (137,312)      (146,719)
                                                -------------  -------------  -------------  -------------

     INCOME (LOSS) FROM CONTINUING OPERATIONS       (220,485)       (34,878)      (368,285)       160,099
                                                -------------  -------------  -------------  -------------

Discontinued Operations:
   Gain (loss) from discontinued waste
      processing operations                         (540,131)     1,014,634     (1,617,809)      (183,066)

                                                -------------  -------------  -------------  -------------
         NET INCOME (LOSS)                         ($760,616)      $979,756    ($1,986,094)      ($22,967)
                                                -------------  -------------  -------------  -------------
                                                -------------  -------------  -------------  -------------

Net income (loss) per common share data:
   Income (loss) from continuing operations           ($0.07)        ($0.01)        ($0.11)         $0.05

   Income (loss) from discontinued operations          (0.17)          0.32          (0.51)         (0.06)
                                                -------------  -------------  -------------  -------------
      NET INCOME (LOSS) PER SHARE                     ($0.24)         $0.31         ($0.62)        ($0.01)
                                                -------------  -------------  -------------  -------------
                                                -------------  -------------  -------------  -------------

Weighted average number of shares outstanding      3,191,520      3,191,520      3,191,520      3,191,520
                                                -------------  -------------  -------------  -------------
                                                -------------  -------------  -------------  -------------


      The accompanying notes are an integral part of the consolidated financial statements.

REUTER MANUFACTURING, INC.  AND  SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                        September 30,         December 31,
                                                                            1995                  1994
                                                                    ------------------     ---------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                    $1,340            $209,192
  Investments, restricted                                                     250,000             250,000
  Accounts receivable, net of allowances of
    $15,770 at September 30, 1995 and $20,685 at
    December 31, 1994                                                       1,235,994           1,387,124
  Inventories                                                               1,287,516             917,329
  Other current assets                                                         10,837              23,828
  Other assets held for sale                                                   50,000              50,000
                                                                    ------------------     ---------------
     TOTAL CURRENT ASSETS                                                   2,835,687           2,837,473

Net property, plant and equipment                                           4,257,884           4,425,257
Other assets                                                                  469,168
                                                                    ------------------     ---------------
     TOTAL ASSETS                                                          $7,562,739          $7,262,730
                                                                    ------------------     ---------------
                                                                    ------------------     ---------------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Debt of Eden Prairie facility guaranteed by parent company, including accrued interest of $2,735,524 and $1,117,716
    at September 30, 1995 and December 31, 1994, respectively             $18,243,887         $16,626,079
  Current maturities of long-term debt                                        161,361             151,981
  Borrowings under line of credit                                           1,915,974           2,063,477
  Accounts payable, trade                                                     849,624             602,340
  Accrued expenses                                                            849,454             613,157
                                                                    ------------------     ---------------
      TOTAL CURRENT LIABILITIES                                            22,020,300          20,057,034

Long-term debt, less current maturities                                       352,972             267,385
Other long-term liabilities                                                   480,259             243,009

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, par value $.01 per share;
      authorized 2,500,000 shares; none issued
  Common stock, par value $.1875 per share;
      authorized 9,000,000 shares;  issued and
      outstanding:      3,191,520 shares at
      September 30, 1995 and December 31, 1994                                598,410             598,410
  Additional paid-in capital                                               13,710,596          13,710,596
  Accumulated deficit                                                     (29,599,798)        (27,613,704)
                                                                    ------------------     ---------------
     TOTAL STOCKHOLDERS' DEFICIT                                          (15,290,792)        (13,304,698)
                                                                    ------------------     ---------------
         Total Liabilities and Stockholders' Equity (Deficit)              $7,562,739          $7,262,730
                                                                    ------------------     ---------------
                                                                    ------------------     ---------------



      The accompanying notes are an integral part of the consolidated financial statements.

REUTER MANUFACTURING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS


---------------------------------------------------------------------------------------------------------------

Increase (Decrease) in Cash and Cash Equivalents                      For the Nine Months Ended September 30,
---------------------------------------------------------------------------------------------------------------

                                                                              1995                1994

---------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                ($1,986,094)           ($22,967)
  Adjustments to reconcile net loss to net cash
    provided (used) by operating activities:
  Depreciation and amortization                                               592,208             525,364
  Gain on sales of assets                                                      (9,636)           (147,611)
  Provision for uncollectible receivables                                       7,907
  Provision for (adjustment of) writedown and phase-out
    costs for assets of discontinued operations held for sale                                  (1,794,534)
  Provision for writedown of other assets held for sale
    and inventories                                                            15,000             187,144
  Changes in operating assets and liabilities:
    Accounts receivable                                                       143,224            (185,308)
    Inventories                                                              (385,186)            436,952
    Other assets                                                              (20,153)             50,710
    Accounts payable                                                          247,284            (445,876)
    Accrued expenses (primarily interest)                                   1,791,354           1,745,747
---------------------------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                                     395,908             349,621
---------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of property and equipment                                 35,124             389,450
  Cash paid to purchase Sollami product line                                 (195,000)
  Additions to property, plant and equipment                                 (165,324)           (200,306)
---------------------------------------------------------------------------------------------------------------
Net Cash Provided by (Used in) Investing Activities                          (325,200)            189,144
---------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of long-term debt                                                (131,057)            (91,035)
  Proceeds from short-term borrowings                                       8,758,977           9,312,971
  Repayment of short-term borrowings                                       (8,906,480)         (9,701,793)
---------------------------------------------------------------------------------------------------------------
Net Cash Used by Financing Activities                                        (278,560)           (479,857)
---------------------------------------------------------------------------------------------------------------
Net Increase (decrease) in Cash and
  Cash Equivalents                                                           (207,852)             58,908
Cash and Cash Equivalents, Beginning of Period                                209,192             321,963
---------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents, End of Period                                       $1,340            $380,871
---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------


Supplemental disclosures of cash flow information:
      Cash paid for interest                                                 $299,460          $4,050,147


Noncash investing and financing activities:
      Purchase of equipment in exchange for notes payable                     226,024              93,411
      Proceeds from sale of EPR, Inc. assets paid directly to
      EPR, Inc. lender                                                                          3,768,809


      The accompanying notes are an integral part of the consolidated financial statements.

                   Reuter Manufacturing, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1.   FINANCIAL STATEMENTS:

     The unaudited consolidated financial statements of Reuter Manufacturing, Inc. (f/k/a Green Isle Environmental Services, Inc.), and Subsidiaries (the Company) for the three and nine month periods ended September 30, 1995 and 1994 reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments except as described below) necessary to fairly state the results of the operations (including discontinued operations) for the interim period. The consolidated results of operations for any interim period are not necessarily indicative of results expected for the full year. The unaudited consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's 1994 Form 10-KSB.

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

2.   SELECTED BALANCE SHEET INFORMATION:

     Inventories:

                                          September 30,   December 31,
                                                   1995           1994
                                             ----------      ---------
     Raw material and supplies              $   309,434     $  340,631
     Work in process                            978,082        576,698
                                            -----------     ----------
                                            $ 1,287,516     $  917,329
                                            -----------     ----------
                                            -----------     ----------
     Property, plant & equipment:

     Land and related improvements          $   206,995    $   206,995
     Building                                 3,044,442      2,980,608
     Machinery and equipment                  7,228,772      7,071,605
     Office equipment                           635,682        602,537
     Molds, fixtures and tooling                 31,869
     Autos and trucks                            42,112         42,112
                                            -----------     ----------
            Total                           $11,189,872    $10,903,857
     Less:  accumulated depreciation          6,931,988      6,478,600
                                            -----------     ----------
                                            $ 4,257,884    $ 4,425,257
                                            -----------     ----------
                                            -----------     ----------

     Other assets held for sale:

                                          September 30,   December 31,
                                                   1995           1994
                                             ----------    -----------
     Container manufacturing equipment      $    50,000   $     50,000
            Total                           $    50,000   $     50,000
                                            -----------     ----------
                                            -----------     ----------

     Accrued Expenses:

     Interest, excluding accrued interest
      associated with Eden Prairie debt      $   30,827     $   28,243
     Payroll, benefits and related taxes        383,639        291,699
     Legal and accounting                        92,339        104,850
     Accrued container warranty                 125,000        140,000
     Product acquisition expenses                76,285
     Accrued retirement and consulting           49,393         38,496
     Accrued real estate taxes                   88,352
     Other                                        3,619          9,869
                                            -----------     ----------
            Total                            $  849,454     $  613,157
                                            -----------     ----------
                                            -----------     ----------

3.   DISCONTINUED OPERATIONS AND RELATED DEBT:

     As described in Notes 2 and 3 of the Notes to Consolidated Financial Statements in the 1994 Form 10-KSB, the Company ceased operations of its Eden Prairie facility (EPR) effective January 1, 1994 and has undertaken a formal plan to dispose of its other remaining waste processing operations. The loss from discontinued operations in the third quarter of 1995 includes accrued interest (including default rate interest) through September 30, 1995. The Company will continue to accrue interest in future periods through the date of a final settlement of the debt. The loss from discontinued operations for the three months ended September 30, 1995 consists of accrued interest of $ 540,131.

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

     As previously announced, on September 12, 1994, the Company entered into a preliminary settlement agreement with the lender of the debt underlying EPR whereby the lender agrees not to pursue its rights against the Company under the parent guarantee of the EPR debt in return for the following:

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

     3. A Net Operating Loss Sharing Agreement under which the Company will make annual payments to the lender of an amount equal to any tax savings related to the use of up to $15,000,000 in net operating loss carryforwards.

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

5.   ASSET-BASED SHORT-TERM FINANCING ARRANGEMENT:

     In January 1995, the Company amended its loan and security agreement with its asset based lender. The key elements to the amendment include reducing the short-term demand line of credit to $4,500,000, increasing interest on borrowings to prime plus 3.75%, and increasing available borrowing by $125,000 by increasing the advance rate on the certificate of deposit which partially collateralizes borrowings under the line of credit. Funds available to the Company pursuant to terms of the line of credit agreement are dependent upon the level of eligible accounts receivable and plant and equipment, as defined. In October 1995, the Company amended its loan and security agreement again in order to obtain additional availability due to the low revenue levels for the third quarter and anticipated lower than budget projected revenue levels for the fourth quarter of 1995. The Company has obtained additional availability through a reload of the term loan associated with the line of credit. Under the new agreement, the Company received approximately $300,000 in additional borrowing capacity. The terms of the agreement call for a new term loan in the amount of $1,007,200 to be amortized over a period of 60 months, and a one year extension of the loan agreement. All other terms and conditions of the loan agreement remain the same as set forth above. The Company is again negotiating with its asset based lender to obtain additional relief during the fourth quarter of 1995 because of low revenue levels from the Company's two major medical customers. The revenue levels from these two major customers are projected to pick up beginning in the first quarter of 1996 based on firm orders. The Company is in violation of certain financial and technical covenants of this agreement and a cross-default covenant due to the defaults described in Notes 6 and 6(a) of the Notes to the Consolidated Financial Statements in the Company's 1994 Form 10-KSB. As a result of these default conditions, the lender may, at its sole discretion declare the Company in default, discontinue making advances to the Company and demand immediate repayment of borrowings under the line of credit. If the lender will continue making advances to the Company, additional borrowing capacity under this line of credit is approximately $69,000 at November 8, 1995.

6.   SALE OF REUTER RECYCLING OF FLORIDA, INC.:

     On October 26, 1995, the Company closed the sale of Reuter Recycling of Florida, Inc. The Company had entered into an agreement effective June 1, 1995, to sell all of the stock of Reuter Recycling of Florida, Inc., which had been pledged by the Company to the construction lender of Reuter Recycling of Florida, Inc., to an unrelated third party. As discussed in
     Note 4 to the Consolidated Financial Statements contained in the 1994 Form 10-KSB, because Reuter Recycling of Florida, Inc. had previously been deconsolidated from the Company's consolidated financial statements and the Company will receive no proceeds from the sale, the transaction will have no impact on the Company's financial position or results of operations.
     The management agreement between Green Isle and Reuter Recycling of Florida, Inc. was terminated upon the close of the sale.

7.   RECLASSIFICATION:

     Certain reclassification have been made to the 1994 consolidated financial statements in order to conform with the September 30, 1995 presentation. These reclassification did not change the Company's previously reported financial position or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

          RESULTS OF OPERATIONS

          CONTINUING MANUFACTURING OPERATIONS:

          Continuing operations consist primarily of the Company's precision manufacturing business, which manufactures and assembles medical devices and other precision manufactured parts on a contract basis, and is developing proprietary products for manufacturing and sale. The Company has sold most of the equipment used in its plastics manufacturing operations and substantially all plastics manufacturing ceased effective August, 1994.

          The Company's net revenues from continuing operations for the third quarter of 1995 increased by approximately 6.5% from the same period in 1994. The Company's net revenues for the nine months ended September 30, 1995 were $8,754,793 compared to $9,405,080 for the same period in 1994, a decrease of approximately 6.9%. The increase in revenues for the third quarter of 1995 over the revenues for the same period for 1994 was attributable to revenues from sales of the rotary vane actuators and sales of Company proprietary products that did not exist during the third quarter of 1994. The decrease in revenues for the nine months ended September 30, 1995 from the same period in 1994 was due primarily to the elimination of sales to Seagate Technology, Inc. ("Seagate"), which effectively ceased after the first quarter of 1994 coupled with reduced sales from the plastics manufacturing operations which effectively ceased in August 1994.

          Gross profit was 13.9% of net sales for the third quarter of 1995 compared to 16.9% of net sales for the third quarter of 1994. Gross profit was 17.4% and 18.3% for the nine month periods ended
          September 30, 1995 and September 30, 1994, respectively. The lower gross profit for the quarter ended September 30, 1995 was primarily due to under absorbed burden that is volume related, along with increases in manufacturing supplies used in the production of industrial and proprietary products. The decrease in gross profit for the nine month period ended September 30, 1995 as compared to the same period for 1994 was mostly volume related. Medical product sales from the Company's two principal customers accounted for over 72% of net sales in the third quarter of 1995 compared to 78% of net sales in the third quarter of 1994. For the nine months ended September 30, 1995, medical product sales from these two customers accounted for 72% of net sales compared to 58% of net sales for the same period in 1994.

          Selling, general and administrative expenses were $549,107 for the third quarter of 1995 compared to $447,447 for the same period in 1994. Selling, general and administrative expenses for the nine months ended September 30, 1995, were $1,751,805 compared to $1,418,067 for the same period in 1994. The increase in these expenses is primarily due to substantial legal and accounting costs related to pursuing restructuring of the debt underlying the EPR facility and higher selling expenses related to marketing of proprietary products (primarily oil centrifuge units).

          Other expense for the third quarter of 1995 increased approximately $32,000 from the same period in 1994, primarily due to an increase in interest expense resulting from increases in the prime rate, coupled with lower other income during the third quarter of 1995. Other expense for the nine months ending September 30 1995 was $137,312 compared to $146,719 for the nine months ending September 30, 1994. The decrease was attributable to the Company renting excess warehouse space beginning in 1995 and gains on the sale of various assets sold during 1995.

          The Company had no taxable income, and accordingly, recorded no provision for income taxes during the quarters ended September 30, 1995 and 1994.

          During the third quarter of 1995, the Company's loss from continuing operations was $220,485 or $.07 per share compared to a loss from continuing operations of $34,878 or $.01 per share for the same period in 1994. For the nine months ended September 30, 1995, the loss from continuing operations was $368,285 or $.11 per share compared to income from continuing operations of $160,099 or $.05 per share for the same period in 1994. In summary, the loss from continuing operations for the first nine months of 1995 compared to the income in 1994 is attributable to revenue reductions (phaseout of revenues from Seagate and reduced plastics revenues), staffing increases to enhance development and marketing of proprietary products (oil centrifuges and rotary vane actuators), and substantial professional expenses related to the continuing debt restructuring of the debt underlying the EPR facility that is guaranteed by the Company.

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

          The proceeds from the sale of the assets of EPR have been used to repay a portion of the debt originally underlying the EPR facility. The Company retained all liabilities of EPR, including the balance of the loan underlying the facility (the "EPR loan") which is guaranteed by the Company. The loss from discontinued operations during the third quarter of 1995 consists of continuing interest accruals of $540,131 related to the underlying debt. This accrual does not include an accrual for estimated interest that will be incurred on the debt underlying the EPR loan between October 1, 1995 and the date of final settlement, due to uncertainty of the timing of the ultimate settlement. As described in Note 3 "Discontinued Operations and Related Debt" in this Form 10-QSB, the Company entered into a preliminary settlement agreement with the lender of the debt
          underlying EPR on September 12, 1994.   Management is currently
          negotiating definitive agreements with the lender, although there can be no assurance that a definitive agreement will be reached. If final settlement cannot be reached, management may elect to seek protection under U.S. bankruptcy laws.

          LIQUIDITY AND CAPITAL RESOURCES:

          The Company currently has negative working capital and is in payment and technical default of terms of the EPR loan and is in violation of certain covenants of its demand line of credit agreement. The Company had a cash balance of $1,340 at September
          30, 1995 compared to a cash balance of $209,192 at December 31, 1994. The decrease in cash was primarily due to the purchase of a product line of rotary vane actuators coupled with substantial outlays of cash for professional services related to the continuing debt restructuring of the debt underlying the EPR facility that is guaranteed by the Company. The Company had a working capital deficit of $19,184,613 at September 30, 1995, compared to a working capital deficit of $17,219,561 at December 31, 1994. The current ratio was .13 and .14 at September 30, 1995 and December 31, 1994, respectively. The working capital deficit includes the Eden
          Prairie debt because the entire remaining balance of this loan has been classified as a short-term liability as a result of the payment, technical and other defaults described in Notes 2 and 6 of the Notes to the Consolidated Financial Statements included in the Company's 1994 Form 10-KSB. Until the restructuring agreement with the lender to EPR is finalized, under the terms of the original loan agreement, and as a result of the payment and technical defaults, the lender has the right to demand repayment of the entire outstanding balance of the loan. In addition, the lender can demand payment of the default interest rate which is 2% higher than the stated interest rate of 11.85%. Interest accruals reflecting the incremental charge for the higher default rate have been established since 1992.

          The Company has a $4.5 million line of credit arrangement with an asset based lender which is collateralized by assets associated with the manufacturing operations. The Company generally borrows funds up to the maximum available because the line of credit agreement has a minimum borrowing requirement of $2.75 million upon which the Company pays interest. Funds available to the Company pursuant to terms of the line of credit agreement are dependent upon the level of eligible accounts receivable and plant and equipment, as defined. The Company is in violation of certain financial and technical covenants contained in this line of credit agreement, which could result in the lender discontinuing advances and demanding repayment of all outstanding borrowings. Due to the default conditions discussed above and borrowing limits related to available collateral, it is possible that the Company will not be able to borrow sufficient amounts against this line to meet all the operating cash needs of the Company. In addition, there can be no assurance that the asset based lender will continue to disregard these covenant violations in the future. If the lender takes any action to reduce the availability of funds to the Company, there may not be sufficient liquidity to continue operations. As of November 8, 1995, the Company had borrowed approximately $2,761,000 and had additional availability of approximately $69,000 under this line.

          The Company had positive cash flow from operations for the nine months ended September 30, 1995 and September 30, 1994. However, its ability to meet its continuing manufacturing operations cash flow requirements during the remainder of 1995 and beyond, is dependent on continuing adequate sales and margins in the manufacturing business. Management expects a need for capital expenditures to support equipment upgrading and growth in the manufacturing division. Any future expenditures will depend on cash availability. In addition to cash flow from operations, the Company expects to seek needed capital through employee, vendor and other asset based lending arrangements.

          In summary, the Company currently has negative working capital and is in default under the terms of two outstanding loan agreements. Either of these two lenders could, at any time, demand full payment of the underlying debt, which the Company would be unable to satisfy. The Company's cash flow from operations may not be sufficient to meet the Company's general operating needs. The Company is experiencing near term liquidity problems due to the reduced shipping requirements of the Company's two major medical customers. The Company is actively negotiating with its asset based lender and is working with employees and vendors to ameliorate this short term situation. In the event that the Company cannot generate sufficient cash flow to meet its commitments, it may be forced to seek protection under U.S. Bankruptcy laws.

                           PART II - OTHER INFORMATION


Item 3.   Defaults upon Senior Security

          See Footnote 3 to Notes to the Consolidated Financial Statements and Management's Discussion and Analysis, included in Item 1 and 2 of this report on Form 10-QSB, for a description of the status of the defaults on the loan underlying the Eden Prairie facility and the Company's line of credit, which is incorporated herein by reference.

          Arrearage (interest and principal) on the Eden Prairie debt as of November 8, 1995, was approximately $7,000,000.

          As of November 8, 1995, the Company had borrowed approximately $2,761,000 and had additional availability of approximately $69,000 under its line of credit agreement.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              REUTER MANUFACTURING, INC.
                              ------------------------------------------------
                              (Registrant)




Date:     November 8, 1995    By:  /s/ James W. Taylor
          ----------------         ----------------------------------
                                   James W. Taylor
                                   President, Chief Executive Officer and Chief
                                   Financial Officer (principal executive and
                                   financial officer)




Date:     November 8, 1995    By:  /s/ William H. Johnson
          ----------------         ----------------------------------
                                   William H. Johnson
                                   Vice President, Controller and Secretary
                                   (principal accounting officer)