Form 10KSB
period 1995-12-31
REUTER MANUFACTURING INC
filed 1996-04-01
CIK 83490

- ------------------------------------------------------------------------------
- ------------------------------------------------------------------------------


                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549
                     --------------------------------------------

                                     FORM 10-KSB

    [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
           EXCHANGE ACT OF 1934 OR THE FISCAL YEAR ENDED DECEMBER 31, 1995
                                          or
    [ ]Transition report pursuant to Section 13 or 15(d) of the Securities
                                 Exchange Act of 1934
                  For the transition period from ------- to -------

                           Commission file number:  0-1561
                          ---------------------------------

                              REUTER MANUFACTURING, INC.
                (Exact name of registrant as specified in its charter)
             MINNESOTA                                  41-0780999
          (State of Incorporation)                   (I.R.S. Employer
                                                     Identification No.)
          410 11TH AVENUE SOUTH
           HOPKINS, MINNESOTA                             55343
          (Address of principal                         (Zip Code)
          executive offices)

         Registrant's telephone number, including area code:  (612) 935-6921
                        --------------------------------------

          Securities registered pursuant to Section 12(b) of the Act:  None
             Securities registered pursuant to Section 12(g) of the Act:
                      Common Stock, par value $0.1875 per share
                             ----------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ----    ----

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [ ]

    The Registrant's revenues for the fiscal year ended December 31, 1995 were $11,052,058.

    As of March 18, 1996, 3,191,520 shares of Common Stock of the Registrant were outstanding, and the aggregate market value of the Common Stock of the Registrant (based upon the average between the closing bid and asked prices for the Common Stock on that date), excluding shares owned beneficially by executive officers and directors, was approximately $1,108,688.

                         DOCUMENTS INCORPORATED BY REFERENCE

    Part III of this Annual Report on Form 10-KSB incorporates by reference information (to the extent specific sections are referred to herein) from the Registrant's Proxy Statement for its Annual Meeting to be held May 16, 1996 (the "1996 Proxy Statement").

    Transitional Small Business Disclosure Format (Check one):  Yes     No  X
                                                                    ---    ---


- ------------------------------------------------------------------------------
- ------------------------------------------------------------------------------

                                        PART I

ITEM 1.       DESCRIPTION OF BUSINESS.

INTRODUCTION

    Reuter Manufacturing, Inc. (f/k/a Green Isle Environmental Services, Inc.) (the "Company") is currently engaged principally in the business of contract manufacturing of precision machined products and assemblies. The Company manufactures, among other items, close tolerance bearing-related assemblies for the medical device industry. Since late 1992, the Company has been disposing of its other unrelated businesses, including waste processing and plastic waste container manufacturing. During 1995, the Company completed the disposition of these other businesses, except for the sale of certain container manufacturing equipment, which is expected to be completed in 1996.

    In November 1992, the Company entered into an agreement with US WEST Financial Services, Inc. ("US WEST"), the lender to the waste processing facility in Pembroke Pines, Florida (the "Pembroke Pines Facility"), and a management agreement with its wholly owned subsidiary, Reuter Recycling of Florida, Inc. ("Reuter Florida"). As discussed in more detail in Notes 3 and 4 to the consolidated financial statements, the Company deconsolidated Reuter Florida from its consolidated financial statements effective November 1, 1992. On October 26, 1995, the Company sold all of the outstanding capital stock of Reuter Florida to Waste Management, Inc. of Florida ("Waste Management") for the payment of $1.00, pursuant to a purchase agreement among the Company, Waste Management and US WEST. In connection with the sale, US WEST forgave that portion of the outstanding indebtedness owed by Reuter Florida to US WEST in excess of $18,249,999 plus certain adjustment amounts ("Reduced Indebtedness"). At the same time, Waste Management made a capital contribution to Reuter Florida in an amount equal to the Reduced Indebtedness, and Reuter Florida paid to US WEST an amount equal to the Reduced Indebtedness in full satisfaction of Reuter Florida's outstanding obligations to US WEST. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes 3 and 4 to the consolidated financial statements.

    On January 1, 1994, EPR, Inc., a wholly owned subsidiary of the Company ("EPR), ceased operations of its waste processing facilities in Eden Prairie, Minnesota. On September 1, 1994, EPR sold substantially all of its assets for $3.8 million, which resulted in a gain of $1,914,534. The net proceeds of $3,768,809 from the sale were used to repay a portion of the debt underlying the EPR facility. The Company retained all liabilities of EPR, including the balance of the loan underlying the facility from Sanwa Business Credit Corporation ("Sanwa") to EPR (the "EPR Loan"), which was guaranteed by the Company.

    In January 1996, the Company and Sanwa entered into a series of agreements (the "Restructuring Agreements"), pursuant to which Sanwa agreed to restructure the Company's obligations to guarantee repayment of the EPR Loan. The Restructuring Agreements are subject to an escrow arrangement whereby Sanwa has the right to rescind the transaction should the Company seek protection under U.S. Bankruptcy Laws on or before May 29, 1996. As set forth in the Company's December 31, 1995, unaudited pro forma consolidated balance sheet, presented as if the Restructuring Agreements were effective on December 31, 1995, the Company's previous obligation under the guarantee of the EPR Loan was reduced from approximately $18.9 million to approximately $12.0 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes 2 and 7 to the consolidated financial statements for a more detailed description of the foregoing agreements.

    The Company was incorporated in 1956 as a Minnesota corporation. The principal executive offices of the Company are located at 410 - 11th Avenue South, Hopkins, Minnesota 55343. Its telephone number is (612) 935-6921. On August 25, 1995, the Company's shareholders approved an amendment to the Company's Articles of Incorporation changing the Company's name from Green Isle Environmental Services, Inc. to Reuter Manufacturing, Inc. The term "Company" as used in this Report includes Reuter Manufacturing, Inc. and all of its subsidiaries, unless the context otherwise requires.

PRODUCTS AND MARKETS

    CONTRACT MANUFACTURING. The Company manufactures highly engineered products and sub-assemblies on a contract basis. Since early 1994, the Company has directed its emphasis toward the manufacture of bearing related assemblies for the medical device industry, such as blood centrifuges, and toward other medical products, such as components for patient oxygen delivery systems. The Company continues its activity in prototype development for other medical products which is expected to result in future orders. The Company also has expanded its business of contract manufacturing of precision parts for industrial use, such as gas pressure regulators and a wide range of piece parts for paint equipment, brakes and fluid power equipment. These efforts have resulted in additional revenue growth for the Company.

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

    PROPRIETARY PRODUCTS. In 1994, the Company decided to diversify its contract manufacturing business by manufacturing and selling proprietary products (those carrying the Company's name). The Company has developed and is manufacturing and marketing centrifuges for continuous removal of contaminants from lubricating oil in internal combustion engines and expects to add additional products in this and related centrifuge fields. During late 1994, the Company negotiated for the purchase of a line of rotary vane actuators, which was completed in January 1995. The Company is now manufacturing and marketing rotary vane actuators at its facility in Hopkins, Minnesota.

MARKETING AND CUSTOMERS

    The Company's precision machining manufacturing services are sold through the Company's own sales representatives or manufacturer's representatives. The Company usually enters into long-term production arrangements with most of its customers. During the year ended December 31, 1994, sales to Haemonetics Corporation and Caire Inc. accounted for approximately 44% and 18% of total sales, respectively. In the year ended December 31, 1995, sales to these two companies accounted for approximately 45% and 24% of total sales, respectively. The Company believes that termination of orders from Haemonetics would have a material adverse effect on its business. In addition, sales to Seagate Technology, Inc. in 1994 amounted to approximately $1.7 million (approximately 14% of total sales) and is related to the computer industry sales of the Company. Such sales effectively ceased after March 31, 1994.

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

BACKLOG

    On March 1, 1996 the Company's backlog was approximately $5.7 million, compared to approximately $6.1 million on March 1, 1995. Management believes the backlog can reasonably be expected to be filled during the current year, and that additional orders will be received during the current year. The usual time period between receipt of an order and the first delivery of the product by the Company is approximately 3 to 6 months. The delivery period for repair orders generally is shorter than the period for the initial order.

EMPLOYEES

    As of March 1, 1996, the Company had 109 employees, all of whom were employed full time.


ITEM 2.  DESCRIPTION OF PROPERTY.

    The Company's executive offices and principal manufacturing facilities are located at 410-11th Avenue South, Hopkins, Minnesota. These facilities are owned by the Company. The building has approximately 110,000 square feet of which approximately 13,000 square feet are devoted to office space and approximately 97,000 square fees are devoted to manufacturing and warehouse purposes. The building is located on approximately 7.5 acres of land. The Company considers this facility to be well maintained and in good operating condition, and believes that such manufacturing facilities can accommodate its present level of operations.

    The Company owns sufficient manufacturing equipment to generally enable it to meet its sales requirements. This equipment includes milling machines, grinders, lathes, chucking machines, drilling machines, testing and inspection equipment, clean room facilities, and storage and cooling equipment. The Company has sold and is in the process of selling certain plastics manufacturing equipment, which is expected to be completed in 1996.


ITEM 3.  LEGAL PROCEEDINGS.

    The Company is not currently involved in any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.

ITEM 4A.      EXECUTIVE OFFICERS OF THE REGISTRANT.

    The executive officers of the Company, their ages, the year first elected or appointed as an executive officer and the offices held as of March 15, 1996 are as follows:

                             Position with the Company
      Name (age)              Or Principal Occupation
- ----------------------         -----------------------

James W. Taylor (77)         Director, Chief Executive Officer, President and
                             Chief Financial Officer

Edward E. Strickland (69)    Chairman of the Board of Directors

Thomas L. Beltrand (36)      Vice President - Manufacturing

William H. Johnson (38)      Vice President - Controller and Secretary

Robert D. Klingberg (51)     Vice President - Engineering

David D. Sorem (48)          Vice President - Marketing & Sales


    Mr. Taylor was elected Chief Executive Officer and President of the Company in November 1992 and Chief Financial Officer in March 1994. He has also been the President of Taylor Consultants, Inc., a management and financial consulting firm, for more than five years. Mr. Taylor also is a director of Compositech Ltd. and QC Solutions, Inc.

    Mr. Strickland served on the Executive Committee of the Board of Directors, which performed the duties of Chief Executive Officer, from October 1, 1990 until January 28, 1991. He has been Chairman of the Board of Directors since that time. He has been an independent financial consultant for more than eight years. Mr. Strickland also serves as a director of AVECOR Cardiovascular Inc., Bio-Vascular, Inc., Communication Systems Inc., Hector Communications Corp. and Quantech, Ltd.

    Mr. Beltrand has been employed by the Company since June 1977. He was elected Vice President - Manufacturing in August 1995.

    Mr. Johnson has been employed by the Company since June 1987. He was elected Vice President - Controller in August 1995. He has served as Secretary of the Company since October 1994.

    Mr. Klingberg has been employed by the Company since October 1992. He was elected Vice President - Engineering in August, 1995. From 1986 to October 1992, Mr. Klingberg was the principal of Klingberg Consulting, Inc., a consulting firm engaged in the design, installation and testing of motion control systems.

    Mr. Sorem has been employed by the Company since June 1991, and has worked in a number of positions. In August 1995, Mr. Sorem was elected
Vice President - Marketing and Sales.

From July 1989 till June 1991, Mr. Sorem worked as a Customer Support Manager for Hoffman Engineering Company, a materials and enclosures firm.


                                       PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    The Company's Common Stock is traded in the local over-the-counter market under the symbol "RTMF." The following table sets forth, for each of the calendar periods indicated, the quarterly high and low bid quotations for the Company's Common Stock based on local over-the-counter "pink sheets." The prices in this table represent prices between dealers, and do not include adjustments for retail mark-ups, mark-downs or commissions and may not represent actual transactions.


              YEAR                               HIGH      LOW
              ----                               ----      ---

              1995:     First Quarter            5/8       5/16
                        Second Quarter           5/8       1/2
                        Third Quarter            5/8       1/2
                        Fourth Quarter           3/16      3/16

              1994:     First Quarter            1/2       5/16
                        Second Quarter           5/16      7/32
                        Third Quarter            11/16     1/2
                        Fourth Quarter           3/8       3/16


    As of March 1, 1996, there were approximately 1,367 record holders of the Company's Common Stock.

    No cash dividends were declared or paid by the Company during 1994 or 1995. Pursuant to the Restructuring Agreements, the Company is prohibited from paying dividends on Common Stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL

    The Company is currently engaged principally in the business of contract manufacturing of precision machined products and assemblies. The Company manufactures, among other items, close tolerance bearing-related assemblies for the medical device industry. Since late 1992, the Company has been disposing of its other unrelated businesses, including waste processing and plastic waste container manufacturing. During 1995, the Company completed the disposition of these other businesses, except for certain container manufacturing equipment with a book value of $50,000, which the Company plans to sell in 1996.

    As discussed in more detail in Notes 3 and 4 to the consolidated financial statements, the Company deconsolidated its wholly owned subsidiary, Reuter Recycling of Florida, Inc. ("Reuter Florida"), from its consolidated financial statements effective November 1, 1992. On October 26, 1995, the Company sold all of the outstanding capital stock of Reuter Florida to Waste Management, Inc. of Florida ("Waste Management") for the payment of $1.00, pursuant to a purchase agreement among the Company, Waste Management and US WEST Financial Services, Inc. ("US WEST"). Accordingly, the sale of Reuter Florida had no impact on the Company's financial statements.

    As discussed in more detail in Notes 2 and 3 to the consolidated financial statements, at December 31, 1995, the Company continued to guarantee indebtedness of EPR, Inc., a wholly owned subsidiary of the Company ("EPR"), to Sanwa Business Credit Corporation ("Sanwa") in the amount of approximately $18.9 million (the "EPR Loan"). EPR ceased operations on January 1, 1994 and had no operations or assets on December 31, 1995.

    In January 1996, the Company and Sanwa entered into a series of agreements (the "Restructuring Agreements"), pursuant to which Sanwa agreed to restructure the Company's obligations to guarantee repayment of the EPR Loan. The Restructuring Agreements are subject to an escrow arrangement whereby Sanwa has the right to rescind the transaction should the Company seek protection under U.S. Bankruptcy Laws on or before May 29, 1996. Pursuant to the Restructuring Agreements, Sanwa agreed to restructure the Company's obligations to guarantee the EPR loan into three separate obligations: a term loan in the amount of $2,780,000, a term loan in the amount of $1,000,000, and payment obligations under an Income Sharing Agreement which generally requires the Company to make payments to Sanwa in an amount equal to 40% of its pre-tax income, if any, less cash interest payments made by the Company under the $2,780,000 term loan. The Income Sharing Agreement remains in effect until the Company has made total payments of $6,000,000 under the agreement or December 31, 2010, whichever is earlier. As set forth in the Company's December 31, 1995, unaudited pro forma consolidated balance sheet, presented as if the Restructuring Agreements were effective on December 31, 1995, the Company's previous obligation under the guarantee of the EPR Loan was reduced from approximately $18.9 million to approximately $12.0 million. The Company also granted Sanwa a warrant to purchase up to 3,178,780 shares of Common Stock of the Company for an aggregate purchase price of $10.00, which will become exercisable if there is a change in control of the Company as defined in Section 382(g)(1) of the Internal Revenue Code of 1986, as amended. In addition, the Company and Sanwa entered into separate Standstill Agreements with each of James Taylor, the Chief Executive Officer and a Director of the Company, and Edward E. Strickland, the Chairman of the Board of Directors of the Company, under which Mr. Taylor and Mr. Strickland have agreed not to, directly or indirectly, acquire, dispose of, or exercise any option or other right to acquire any capital stock or options of the Company. As a result of the Sanwa Standstill Agreements described above, the Company has agreed to pay these individuals, under a predetermined formula, up to an aggregate of $600,000 based on the increases in the market value of shares of Common Stock of the Company that they hold and are unable to trade due to the Sanwa Standstill Agreements. See Notes 2 and 7 to the consolidated financial statements for a more detailed description of the foregoing agreements.

RESULTS OF OPERATIONS

    CONTINUING MANUFACTURING OPERATIONS

    Continuing operations consist primarily of the precision machining business, which manufactures certain medical products and other precision machined parts on a contract basis. The Company also began development and manufacturing of proprietary products (oil centrifuges and rotary vane actuators) during 1994. The Company ceased its plastics manufacturing operations in August 1994 and has sold most of the equipment used in its plastics manufacturing operations.

    The Company's net revenues from continuing operations decreased by 8.1% in 1995 from 1994, compared to a decrease of 31% in 1994 from 1993. The lower net revenues in 1995 as compared to 1994 was due primarily to the loss of revenues from sales of computer disk drive spindles to Seagate Technology, Inc. ("Seagate"), the Company's primary customer prior to 1994. Sales to Seagate were approximately $14,000 and $1,700,000 for the years ended December 31, 1995 and 1994, respectively. Revenues from the plastics manufacturing operations were approximately $200,000 and $1,000,000 for the years ended December 31, 1995 and 1994, respectively, which decreased because the Company discontinued this line of business in 1994. Revenues from the Company's two major medical product customers were approximately $7,400,000 in 1994 and $7,600,000 in 1995. These customers accounted for 69% of net sales in 1995 and 62% of net sales in 1994. The decrease in revenues was partially offset by increased sales of proprietary products, other medical products and industrial products, with respective increases in 1995 of approximately $500,000, $300,000 and $500,000.

    Gross margin was 16.9% in 1995 compared to 19.1% in 1994. The lower gross margin in 1995 was primarily due to lower production volumes in 1995 along with staff increases in the engineering area to provide project development services for new customers.

    Selling, general and administrative expenses were $2,258,542 or 20.4% of net revenues in 1995, compared to $1,972,302 or 16.4% of net revenues for 1994. The net increase in these expenses are due in part to an increase in sales salaries and benefits of approximately $115,000, principally resulting from the addition of personnel in this area to attract new business and diversify the Company's customer base. Travel and other selling expenses also increased approximately $64,000 in 1995. Administrative expenses were approximately $108,000 higher in 1995 over 1994. Administrative wages and benefits decreased approximately $153,000 from 1994 due to cutbacks in administrative personnel in conjunction with a wage freeze instituted in October 1995, along with a one-week Company-wide furlough in November 1995. This decrease was offset by increases in legal, accounting and other professional fees of $230,000 from 1994, relating to the sale of Reuter Florida and the Sanwa debt restructuring.

    In 1995, the Company had an operating loss from continuing operations of $391,858, compared to operating income from continuing operations of $144,036 in 1994. The loss in 1995 was due to lower revenues as discussed above, coupled with higher selling expenses and higher legal and accounting costs incurred in connection with the negotiation and completion of the sale of Reuter Florida and the Sanwa debt restructuring. The 1994 operating income includes valuation writedowns of $177,752 for certain plastic manufacturing equipment held for sale.

    The Company had a loss from continuing operations of $609,605 or $.19 per share compared with income from continuing operations of $57,210 or $.02 per share in 1994. The 1995 loss from continuing operations resulted from the reasons stated above, along with higher interest expense, and reduced management fee income for managing the waste processing facility owned by Reuter Florida, which, as discussed earlier, was sold in 1995.

    The Company had no taxable income in 1995 or 1994, and accordingly, recorded no provision for income taxes in 1995 or 1994.

    The effect of inflation on the Company's consolidated results has not been significant.

    DISCONTINUED WASTE PROCESSING AND WASTE COLLECTION OPERATIONS

    As described in Notes 2 and 3 to the consolidated financial statements, EPR ceased operations effective January 1, 1994, and sold all of its assets for approximately $3.8 million in September 1994. The net proceeds from the sale exceeded the carrying value of the EPR assets by approximately $1.8 million, resulting in a gain on disposal. The Company used the proceeds from the sale of the EPR assets to repay a portion of the EPR Loan. The Company retained all liabilities of EPR, including the balance of the EPR Loan, which was guaranteed by the Company. As discussed above, in January 1996, the Company restructured its obligations under its guarantee of the EPR Loan.

    Total net losses from discontinued operations were $2,157,940 and $361,935 for the periods ending December 31, 1995, and 1994, respectively. The 1995 loss from discontinued operations consists of accrued interest on the EPR note guaranteed by the Company. The 1994 loss from discontinued operations consists of accrued interest on the EPR note guaranteed by the Company, net of the gain on the sale of the EPR facility, and $120,000 of holding period costs.

    NET LOSS

    The net loss in 1995 was $2,767,545 or $.87 per share compared to a net loss of $304,725 or $.09 per share in 1994. The increase in the net loss was due to the factors discussed above.

    LIQUIDITY AND CAPITAL RESOURCES

    At December 31, 1995, the Company had negative working capital due to its guarantee of the EPR Loan, which is discussed in Note 2 to the consolidated financial statements. In addition, the Company is in violation of certain covenants of its asset-based short-term financing arrangement. The working capital deficit includes the entire remaining balance of the Company's guarantee of the EPR Loan at December 31, 1995, including associated accrued default interest, which has been classified as a current liability, in addition to the indebtedness under the asset-based short-term financing arrangement as a result of the foregoing defaults. The Company had a working capital deficit of $19,905,557 at December 31, 1995, compared to a working capital deficit of $17,219,561 at December 31, 1994. The current ratio at December 31, 1995 was .13 compared to .14 at December 31, 1994.


    As discussed in Note 2 to the consolidated financial statements, the December 31, 1995 unaudited pro forma consolidated balance sheet reflects the restructuring of the guarantee of the EPR Loan as if it had occurred on December 31, 1995. The Company's working capital deficit and current ratio at December 31, 1995, on a pro forma basis, after giving effect to the restructuring of the guarantee, would have been $5,203,938 and .36, respectively. The pro forma working capital deficit includes approximately $3,800,000 of the restructured guarantee obligation due to technical default conditions that continue in 1996 with respect to the restructured guarantee obligation.

    As discussed in Notes 2 and 7 to the consolidated financial statements, the Company has an asset-based short-term financing arrangement with an asset-based lender which is collateralized by the Company's assets. The Company is in violation of certain financial and technical covenants under the asset-based short-term financing arrangement which could result in the lender discontinuing advances and demanding repayment of all outstanding borrowings, which totalled $2,589,575 at December 31, 1995. Due to the previously discussed default conditions and borrowing limits related to available collateral, it is possible that the Company will not be able to borrow sufficient amounts against this line to meet all operating cash needs of the Company. In addition, there can be no assurance that the asset-based lender will continue to disregard these covenant violations in the future. If the lender takes any action to reduce the availability of funds to the Company, there may not be sufficient liquidity to continue operations. As described in Note 7 to the consolidated financial statements, the Company amended its asset-based short-term financing arrangement in January 1995 to borrow an additional $125,000 to finance the Company's acquisition in January 1995 of a line of rotary vane actuators. The Company further amended this financing arrangement to borrow an additional $300,000 in October 1995 and approximately $500,000 in December 1995 to fund operations in the third and fourth quarter of 1995. As of March 11, 1996, the Company had borrowed approximately $2,560,936 and had additional availability, assuming the lender will continue making advances, of approximately $121,037 under this financing arrangement.

    The Company had negative cash flow from operations of $32,832 (including discontinued operations) for the year ended December 31, 1995 compared to positive cash flow from operations of $614,306 (including discontinued operations) for the year ended December 31, 1994. The impact of discontinued operations in 1995 and 1994 was of a non-cash nature. Accordingly, the operational cash flow activity only reflects continuing operations. The decrease in cash flow was due primarily to lower sales volumes, while fixed overhead costs remained constant. The $32,832 of negative cash flow from operations in 1995 is after approximately $230,000 of ongoing professional fees and expenses related to the sale of Reuter Florida and the restructuring of the Company's guarantee of the EPR Loan. The Company's ability to meet its continuing cash flow requirements in the future is dependent on increasing net revenues and margins in the manufacturing business.

    The foregoing matters raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent on its ability to cure or obtain waivers of the default conditions under the asset-based short-term financing arrangement and to generate sufficient cash flows from the continuing manufacturing operations to meet debt service requirements.

    Management's plans and objectives include the following:

 - Obtain waivers of the default conditions under the asset-based short-term financing arrangement or obtain replacement financing that can support and be serviced by the Company's manufacturing operations.

 - Expand the market for certain proprietary products manufactured by the Company and maintain and expand the precision manufacturing medical device customer base further and diversify into the industrial parts and components markets.

    Management believes that the successful execution of these plans and attainment of these objectives will allow the Company to fund operations and service its new and remaining debts. Actual results could materially differ from those expressed in the foregoing forward looking statements depending on a number of factors, primarily the ability of the Company to expand its product offering and to develop its reputation in manufacturing products for select industries such as medical industries. However, there can be no assurance that the Company will continue as a going concern in its current form, and it is possible that the Company could be forced to seek protection under U.S. bankruptcy laws. The Company's consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

    Management anticipates making capital expenditures to support diversification and growth of the manufacturing operations. Near term capital commitments for new manufacturing equipment total approximately $140,000. The Company desires to raise capital for these requirements through bank financing, although there can be no assurance that the Company will be able to obtain such financing, or obtain financing on terms that are satisfactory to the Company.

    Cash used in investing activities was $424,469 and $13,382 for the years ended December 31, 1995 and 1994, respectively. The increase was due primarily to the purchase of the rotary vane actuator product line in January 1995, as well as additions to property, plant and equipment. See Notes 5 and 7 to the consolidated financial statements.

    Net cash provided by financing activities was $349,157 for the year ended December 31, 1995 as compared to cash used in financing activities of $713,695 for the period ended December 31, 1994. The change in 1995 was primarily due to additional borrowings under the Company's asset-based short-term financing arrangement discussed above. As discussed earlier, the EPR facility was sold for $3.8 million in September 1994. The proceeds from this sale were used to repay a portion of the accrued interest on the EPR Loan.

     In summary, the Company currently has negative working capital and remains in default under the terms of its asset-based short-term financing arrangement and, as a result of this default, remains in default under the Restructuring Agreements with Sanwa. Either of these two lenders could, at any time, demand full payment of the underlying debt, which the Company would be unable to satisfy, in which case the Company may be forced to seek protection under U.S. Bankruptcy laws. The Company is currently attempting to obtain waivers of the previously discussed debt covenant violations.
There can be no assurance that the Company will be able to obtain such waivers.

ITEM 7.  FINANCIAL STATEMENTS.

    The following Financial Statements and Independent Accountants Report thereon are included herein (page numbers refer to pages in this Report):

                                                                          PAGE
                                                                          ----
    Report of Independent Accountants                                      16

    Consolidated Balance Sheets as of December 31, 1995 and 1994           18

    Consolidated Statements of Operations for the years
         ended December 31, 1995 and 1994                                  19

    Consolidated Statements of Stockholders' Equity for the years
         ended December 31, 1995 and 1994                                  20

    Consolidated Statement of Cash Flows for the years ended
         December 31, 1995 and 1994                                        21

    Notes to Consolidated Financial Statements                             23


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                       PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

(a) DIRECTORS OF THE REGISTRANT.

    The information under the caption "Election of Directors" in the Company's 1996 Proxy Statement is incorporated herein by reference.

(b) EXECUTIVE OFFICERS OF THE REGISTRANT.

    The information concerning Executive Officers of the Company is included in this Report under Item 4A, Executive Officers of the Registrant.

(c) COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

    The information under the caption "Section 16 Compliance" in the Company's 1996 Proxy Statement is incorporated herein by reference.


ITEM 10. EXECUTIVE COMPENSATION.

    The information under the captions "Election of Directors -- Director Compensation" and "Executive Compensation and Other Benefits" in the Company's 1996 Proxy Statement is incorporated herein by reference.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The information under the caption "Principal Shareholders and Beneficial Ownership of Management" in the Company's 1996 Proxy Statement is incorporated herein by reference.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information under the captions "Election of Directors -- Director Compensation" and "Certain Transactions" in the Company's 1996 Proxy Statement is incorporated herein by reference.

                                       PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)   EXHIBITS

      The exhibits to this Report are listed in the Exhibit Index on pages 42 to 48 of this Report.

      A copy of any of the exhibits listed or referred to above will be furnished at a reasonable cost to any person who was a shareholder of the Company as of March 18, 1996, upon receipt from any such person of a written request for any such exhibit. Such request should be sent to Reuter Manufacturing, Inc., 410 11th Avenue South, Hopkins, Minnesota 55343, Attention:
Secretary, William H. Johnson.

      The following is a list of each management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Report, the location of which is indicated in the Exhibit Index of this Report:

(1) Incentive Stock Option Plan of the Company, as amended effective December 17, 1987

(2)   Directors Stock Option Plan of the Company

(3)   Summary of options granted under Directors Stock Option Plan

(4)   1991 Non-Employee Director Stock Option Plan

(5)   Summary of options granted under 1991 Non-Employee Director Stock Option
      Plan

(6)   1991 Stock Option Plan, as amended

(7)   Summary of Options granted under 1991 Stock Option Plan

(8)   Option Agreement between Edward E. Strickland and the Company

(9)   Consulting Agreement with Edward E. Strickland

(10) Independent Contractor Agreement dated as of May 16, 1991, between Taylor Consultants, Inc. and the Company

(11) Independent Contractor Agreement dated as of November 2, 1992, between Taylor Consultants, Inc. and the Company

(b)   REPORTS ON FORM 8-K

      On November 13, 1995, the Company filed a Report on Form 8-K disclosing under Item 2 of such Report the sale of Reuter Recycling of Florida, Inc., which was completed on October 26, 1995. No financial statements were filed with such Report.

      On February 16, 1996, the Company filed a Report on Form 8-K disclosing under Item 5 of such Report the execution on January 24, 1996 of a series of agreements with Sanwa Business Credit Corporation, pursuant to which the Company's loan guarantee obligations to Sanwa were restructured. No financial statements were filed with such Report.

REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders and Board of Directors of Reuter Manufacturing, Inc.:

We have audited the consolidated financial statements and financial statement schedule of Reuter Manufacturing, Inc. (f/k/a Green Isle Environmental Services, Inc.) and Subsidiaries (the Company) included on pages 18 to 40 of this Form 10-KSB. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

As discussed in Note 4, effective November 1, 1992, the Company entered into an agreement with a lender to one of its subsidiaries (Reuter Recycling of Florida, Inc.) pursuant to which the Company effectively gave up any future economic interest in or management control associated with ownership of Reuter Recycling of Florida. In connection with this agreement, the Company deconsolidated the accounts of Reuter Recycling of Florida effective November 1, 1992. Accordingly, the assets and liabilities of Reuter Recycling of Florida are not included in the Company's consolidated balance sheets as of December
31, 1995 or 1994. Subsequent to October 31, 1992, the Company did not record further losses of Reuter Recycling of Florida. On October 26, 1995, the Company sold all outstanding shares of Reuter Recycling of Florida to an unaffiliated third party (Note 4).

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Reuter Manufacturing, Inc. (f/k/a Green Isle Environmental Services, Inc.) and Subsidiaries as of December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

These consolidated financial statements and financial statement schedule have been prepared assuming that the Company will continue as a going concern. The following matters raise substantial doubt about the Company's ability to continue as a going concern:

- - As discussed in Notes 2, 3 and 7, at December 31, 1995, a subsidiary of the Company (EPR, Inc.) was in payment default and was in violation of a technical covenant and certain other covenants in connection with financing underlying the Eden Prairie waste processing facility. These violations could result in acceleration of the scheduled repayment of the Eden Prairie facility loan, which is guaranteed by the Company. On September 1, 1994, all assets of the Eden Prairie facility were sold. Proceeds from the sale were used to repay a portion of the debt underlying the facility. The Company has retained all liabilities of the facility including the balance of the loan and accrued interest underlying the facility. On January 24, 1996, the Company entered into an agreement to restructure its guarantee of the debt obligation underlying the Eden Prairie facility. The restructuring is subject to an escrow arrangement whereby the restructuring agreement can be rescinded should the Company seek protection under U.S. Bankruptcy statutes within 100 days from February 19, 1996. Should the restructured guarantee (as discussed in Note 2) be rescinded, the lender could foreclose the loan and exercise its rights under the guarantee agreement.

- - As discussed in Notes 2 and 7, the Company is in violation of certain covenants contained in its Asset-Based Short-Term Financing Agreement (the Agreement). These violations could result in the lender discontinuing advances to the Company and demanding immediate repayment of all outstanding borrowings under the Agreement.

- - The Company has suffered significant losses in each of the two years ended December 31, 1995, and has a significant excess of current liabilities over current assets and a stockholders' deficiency.

Management's plans concerning these matters are also described in Note 2. The financial statements and financial statement schedule do not include any adjustments that might result from the outcome of these uncertainties.





                                       COOPERS & LYBRAND L.L.P.



Minneapolis, Minnesota
March 11, 1996

REUTER MANUFACTURING, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
UNAUDITED PRO FORMA DECEMBER 31, 1995
AND HISTORICAL DECEMBER 31, 1995 AND 1994



                                                                                                           UNAUDITED
                                                                             HISTORICAL                    PRO FORMA
                          ASSETS                               ---------------------------------           (NOTE 2)
                                                                    1995                1994                1995


Current assets:
  Cash                                                         $    101,048        $    209,192        $    101,048
  Investments, restricted                                           250,000             250,000             250,000
  Accounts receivable, net of allowances
    of $15,000 at December 31, 1995
    and $20,685 at December 31, 1994                              1,248,697           1,387,124           1,248,697
  Inventories                                                     1,301,105             917,329           1,301,105
  Other current assets                                               72,784              73,828              72,784
                                                               -------------       -------------       -------------

  Total current assets                                            2,973,634           2,837,473           2,973,634

Property, plant and equipment, net                                4,082,318           4,425,257           4,082,318
Intangible assets, net                                              446,365                                 446,365
                                                               -------------       -------------       -------------

     Total assets                                              $  7,502,317        $  7,262,730        $  7,502,317
                                                               -------------       -------------       -------------
                                                               -------------       -------------       -------------


          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
  Debt of Eden Prairie facility guaranteed
    by parent company, including accrued
    interest of $3,275,656 and $1,117,716
    in 1995 and 1994, respectively                             $ 18,784,019        $ 16,626,079
  Current maturities of long-term debt                              259,734             151,981        $  4,342,134
  Borrowings under asset-based line of credit                     2,589,575           2,063,477           2,589,575
  Accounts payable, trade                                           530,991             602,340             530,991
  Accrued expenses                                                  714,872             613,157             714,872
                                                               ------------        ------------        ------------

     Total current liabilities                                   22,879,191          20,057,034           8,177,572

Long-term debt, less current maturities                             495,715             267,385           7,948,315
Other long-term liabilities                                         199,654             243,009             199,654

Commitments and contingencies (Notes 5, 7, 8 and 9)

Stockholders' equity (deficiency):
  Preferred stock, par value $.01 per share;
    authorized 2,500,000 shares,
    none issued
  Common stock, par value $.1875 per share;
    authorized 9,000,000 shares, issued and
    outstanding:  3,191,520 shares in 1995
    and 1994                                                        598,410             598,410             598,410
  Additional paid-in capital                                     13,710,596          13,710,596          13,710,596
Accumulated deficit                                             (30,381,249)        (27,613,704)        (23,132,230)
                                                               ------------        -------------       -------------

  Total stockholders' equity (deficiency)
                                                                (16,072,243)        (13,304,698)         (8,823,224)
  Total liabilities and stockholders' equity                   -------------       -------------       -------------

    (deficiency)                                               $  7,502,317        $  7,262,730        $  7,502,317
                                                               -------------       -------------       -------------
                                                               -------------       -------------       -------------


     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS

REUTER MANUFACTURING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994


                                                   1995              1994
Net sales                                    $  11,052,058     $  12,026,221
Less:
  Cost of sales                                  8,587,370         9,121,078
  Depreciation                                     598,004           611,053
                                             --------------    --------------

    Gross profit                                 1,866,684         2,294,090

Selling, general and administrative
    expenses                                     2,145,545         1,881,313
Depreciation                                       112,997            90,989
Valuation writedown, other assets held
    for sale
                                                                     177,752
                                             --------------    --------------
    Operating (loss) income                       (391,858)          144,036
                                             --------------    --------------

Other income (expenses):
  Interest income                                   10,039            13,013
  Interest expense                                (403,627)         (366,789)
  Management fees                                  100,000           120,000
  Other, net, principally gain on sale of
     assets in 1994                                 75,841           146,950
                                             --------------    --------------

  Total other expense                             (217,747)          (86,826)
                                             --------------    --------------

  (Loss) income from continuing operations        (609,605)           57,210
                                             --------------    --------------

Discontinued operations:
  Loss from discontinued waste processing
    operations, primarily accrued interest
    during elongated debt settlement
    negotiations                                (2,157,940)       (2,276,469)
  Gain on disposal of waste processing
    assets, including provision of
    $120,000 in 1994 for operating losses
    during the phase-out period                                    1,914,534
                                             --------------    --------------

  Loss from discontinued operations             (2,157,940)         (361,935)
                                             --------------    --------------

  Net loss                                   $  (2,767,545)    $    (304,725)
                                             --------------    --------------
                                             --------------    --------------

Net loss per common share data:
  (Loss) income from continuing operations   $        (.19)    $         .02
  Loss from discontinued operations                   (.68)             (.11)
                                             --------------    --------------


  Net loss per share                         $        (.87)    $        (.09)
                                             --------------    --------------
                                             --------------    --------------

Weighted average number of shares                3,191,520         3,191,520
    outstanding                              --------------    --------------
                                             --------------    --------------

     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS

REUTER MANUFACTURING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994



                                                                                             RETAINED              TOTAL
                                                                          ADDITIONAL         EARNINGS          STOCKHOLDERS'
                                                                          PAID-IN         (ACCUMULATED             EQUITY
                                          SHARES       PAR VALUE          CAPITAL           DEFICIT)          (DEFICIENCY)
Balances, December 31, 1993             3,191,520      $ 598,410        $ 13,710,596      $ (27,308,979)      $ (12,999,973)

Net loss                                                                                       (304,725)           (304,725)
                                        ---------      ---------        ------------      --------------       -------------

Balances, December 31, 1994             3,191,520        598,410          13,710,596        (27,613,704)        (13,304,698)

Net loss                                                                                     (2,767,545)         (2,767,545)
                                        ---------      ---------        ------------      --------------       -------------

Balances, December 31, 1995             3,191,520      $ 598,410        $ 13,710,596      $ (30,381,249)      $ (16,072,243)
                                        ---------      ---------        ------------      --------------      --------------
                                        ---------      ---------        ------------      --------------      --------------


      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS

REUTER MANUFACTURING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
INCREASE (DECREASE) IN CASH
FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994



                                                                           1995                1994
Cash flows from operating activities:
  Net loss                                                          $(2,767,545)          $(304,725)
  Adjustments to reconcile net loss to net cash (used in)
    provided by operating activities:
   Depreciation                                                         711,001             701,442
   Amortization of intangible assets                                     48,635
   Gain on sales of assets                                               (9,636)           (148,612)
   Provision for uncollectible accounts receivable                       12,925              12,685
   Sanwa interest accrued during elongated settlement
   negotiations                                                       2,157,940           2,276,469
   Adjustment of writedown and phase-out costs for assets of
     discontinued operations held for sale                                               (1,794,534)
   Provision for writedown of other asset held for sale and
     inventories                                                         25,000             244,125
   Changes in operating assets and liabilities:
    Accounts receivable                                                 125,502              25,560
    Inventories                                                        (301,438)            310,618
    Other assets                                                          1,044              96,305
    Accounts payable                                                    (71,349)           (436,307)
    Accrued expenses                                                     59,391             (71,865)
    Accrued retirement and severance                                    (27,450)           (307,109)
    Other liabilities                                                     3,148              10,254
                                                                      ---------          ----------
   Net cash (used in) provided by operating activities                  (32,832)            614,306
                                                                      ---------          ----------
Cash flows from investing activities:
  Proceeds from sale of property and equipment                           35,125             387,250
  Acquisition of Sollami product line                                  (323,937)
  Additions to property, plant and equipment                           (135,657)           (400,632)
                                                                      ---------          ----------
    Net cash used in investing activities                              (424,469)            (13,382)
                                                                      ---------          ----------
Cash flows from financing activities:
  Repayment of long-term debt                                          (176,941)           (126,822)
  Proceeds from short-term borrowings                                11,713,984          11,904,429
  Repayment of short-term borrowings                                (11,187,886)        (12,491,302)
                                                                      ---------          ----------
    Net cash provided by (used in) financing activities                 349,157            (713,695)
                                                                      ---------          ----------
Net decrease in cash                                                   (108,144)           (112,771)

Cash, beginning of year                                                 209,192             321,963
                                                                      ---------          ----------
Cash, end of year                                                      $101,048            $209,192
                                                                      ---------          ----------
                                                                      ---------          ----------



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

REUTER MANUFACTURING, INC.  AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
INCREASE (DECREASE) IN CASH
FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994



                                                                           1995                1994
Supplemental disclosures of cash flow information:
 Cash paid for:
  Interest                                                             $401,804          $4,137,160
 Noncash investing and financing activities:
  Purchase of equipment in exchange for notes payable                   226,024             266,498
  Proceeds from sale of EPR assets paid directly to EPR lender                            3,768,809
  Purchase of Sollami in exchange for future minimum payments           310,271




THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

REUTER MANUFACTURING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SIGNIFICANT ACCOUNTING POLICIES:

    CONSOLIDATED FINANCIAL STATEMENTS:

    The consolidated financial statements include, as continuing operations, the accounts of Reuter Manufacturing, Inc. and its precision manufacturing and container manufacturing operations (the Company), and as discontinued operations, its wholly owned subsidiaries, EPR, Inc. (Eden Prairie Waste Processing Facility) (Note 3). As described in Note 4, the accounts of Reuter Recycling of Florida, Inc., a wholly owned subsidiary (Reuter Recycling of Florida), were deconsolidated effective November 1, 1992, followed by the sale of all outstanding common stock in October 1995. All significant intercompany accounts and transactions have been eliminated in consolidation. As discussed in Note 3, the waste processing operations of the Company were discontinued in 1994 and the results of their operations are presented separately as a component of the loss from discontinued operations in the Consolidated Statements of Operations.

    ACCOUNTS RECEIVABLE:

    A significant portion of the Company's accounts receivable are due primarily from two customers (see Note 11). The Company performs ongoing credit evaluations of its customers and generally does not require collateral for the outstanding receivable balances.

    INVENTORIES:

    Inventories are valued at the lower of cost or market with cost determined on a first-in, first-out basis.

    PROPERTY, PLANT AND EQUIPMENT:

    Property, plant and equipment are recorded at cost. Depreciation is provided for by the straight-line method based on estimated useful lives ranging from 3 to 40 years. Expenditures for major renewals and betterments are capitalized, and expenditures for maintenance and repairs are charged to operations as incurred. Upon retirement or other disposition of property, the applicable cost and accumulated depreciation are eliminated from the accounts. Any gains or losses are included in operations.

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

REUTER MANUFACTURING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

1.  SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

    INTANGIBLE ASSETS:

    Intangible assets comprised of purchased intangibles acquired with the acquisition of Sollami product line include patents, noncompete agreements and goodwill. Those assets are being amortized on the straight-line method over their estimated lives of seven to fifteen years.

    LOSS PER SHARE:

    Loss per common share data is computed by dividing loss data by the weighted average number of shares of common stock outstanding during each period. Common stock equivalents were excluded from loss per share computations as their effect would be antidilutive.

    USE OF ESTIMATES:

    The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant areas which require the use of management's estimates relate to allowances for doubtful accounts receivable and inventory obsolescence and the accrual for container warranty. Actual results could differ from those estimates.



2.  BASIS OF PRESENTATION:

    HISTORICAL CONSOLIDATED FINANCIAL STATEMENTS:

    The Company's consolidated financial statements have been presented on the basis that it will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Conditions and uncertainties associated with this basis of presentation as well as management's plans concerning these matters are described in the following paragraphs.

    UNAUDITED PRO FORMA INFORMATION:

    An unaudited pro forma Consolidated Balance Sheet as of December 31, 1995 has been presented in conjunction with the historical Consolidated Balance Sheets as of December 31, 1995 and 1994, as if the January 24, 1996, restructuring of the Company's debt guarantee (discussed below) associated with the debt of the Eden Prairie facility was completed and effective (including the lapse of the 100-day escrow arrangement) on December 31, 1995.

REUTER MANUFACTURING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

2.  BASIS OF PRESENTATION, CONTINUED:

    EDEN PRAIRIE FACILITY ASSETS SALE AND JANUARY 24, 1996 RESTRUCTURING OF UNDERLYING DEBT GUARANTEE:

    Effective January 1, 1994, the county in which the Eden Prairie waste processing facility (the facility) operated substantially reduced the fees at competing county-owned waste processing facilities. As a result, the Company could no longer attract waste haulers using its existing fee structure and could not generate sufficient cash to fund operations using the county's fee structure. Accordingly, the Company ceased operation of the facility effective January 1, 1994, and on September 1, 1994, finalized a sale of all assets of EPR, Inc. for $3,800,000.

    The net proceeds of $3,768,809 from the sale were used to repay a portion of the debt underlying the EPR, Inc. facility. These net proceeds exceeded the adjusted carrying value (adjusted in 1993, to its estimated net realizable value) of the EPR, Inc. assets by $1,794,534, resulting in a gain on disposal included in 1994 discontinued operations, net of an additional $120,000 of holding period costs accrued prior to the disposition in 1994, as described in Note 3. The Company retained all liabilities of EPR, Inc., including the balance of the loan and accrued interest underlying the facility which is guaranteed by the Company.

    At December 31, 1995, the Company was in payment default and was in violation of a technical debt covenant and certain other covenants of the debt agreement underlying the Eden Prairie facility, and was not able to obtain a waiver of these defaults from the lender. Under terms of the debt agreement, the lender may, at its discretion, demand repayment of the entire outstanding loan balance and exercise its rights under the guarantee agreement with the Company.

    On January 24, 1996, the Company and Sanwa Business Credit Corporation (Sanwa) entered into a Loan and Security Agreement (the Loan Agreement) to restructure its guarantee of the debt obligation underlying the Eden Prairie Facility, which included the following documents: a Senior Subordinated Secured Promissory Note in the amount of $2,780,000; a Junior Subordinated Secured Promissory Note in the amount of $1,000,000; a Mortgage, Assignment of Leases and Rents, Security Agreement and Financing Statement; a Patent Security Agreement; an Income Sharing Agreement; and a Common Stock Warrant Agreement (collectively, the Loan Documents). The restructuring is subject to an escrow arrangement whereby the restructuring agreement can be rescinded should the Company seek protection under U.S. Bankruptcy statutes within 100 days of February 19, 1996. Pursuant to the Loan Agreement, Sanwa agreed to restructure the Company's obligations to guarantee repayment of a loan from Sanwa to EPR, Inc. (see Note 7), into three separate obligations as follows:

    (a) The $2,780,000 term loan, evidenced by a Senior Subordinated Secured Promissory Note in the amount of $2,780,000, executed by the Company in favor of Sanwa. The note bears interest at the rate of 8% per year and provides for 12 consecutive quarterly payments of $75,000 plus accrued interest and a final payment of any unpaid principal and accrued interest on December 31, 1999.*

REUTER MANUFACTURING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

2.  BASIS OF PRESENTATION, CONTINUED:

    EDEN PRAIRIE FACILITY ASSETS SALE AND JANUARY 24, 1996 RESTRUCTURING OF UNDERLYING DEBT GUARANTEE, CONTINUED:

    (b) The $1,000,000 term loan, evidenced by a Junior Subordinated Secured Promissory Note in the amount of $1,000,000, executed by the Company in favor of Sanwa. The note bears interest at the rate of 8% per year and provides for quarterly payments of principal and interest, to the extent that the Company generates cash flow after payment of certain indebtedness and capital expenditures, and a final payment of any unpaid principal and accrued interest on December 31, 1999.*

         * For purposes of the pro forma balance sheet, the term loan obligations have been classified as current liabilities due to cross-default conditions, as a result of the ongoing asset-based short-term financing agreement financial and technical covenant violations. The pro forma long-term debt includes total interest required to be paid in the future associated with the new term loan obligations totaling approximately $1.1 million (of which approximately $302,000 has been classified as current, pursuant to the new term loan agreements), and the maximum amount payable under the management standstill agreement and other related costs aggregating approximately $700,000.

    (c) Income Sharing Agreement, whereby the Company is required to make payments to Sanwa in an amount equal to 40% of the Company's income before taxes (prior to a change in control), less cash interest payments made by the Company under the Senior Subordinated Secured Promissory Note. However, if a change in control occurs, as defined, the Company is required to make payments to Sanwa in an amount equal to the percentage of the long-term tax-exempt rate, as defined in
         Section 382(f) of the Code, times the Company's income before taxes, less cash interest payments made by the Company under the Senior Subordinated Secured Promissory Note. The Income Sharing Agreement remains in effect until the Company has made total payments of $6,000,000 under the agreement, or effectively lapses on December 31, 2010, whichever is earlier.

The Company's obligations under the Loan Documents are collateralized by a security interest in substantially all of the Company's assets. The security interest granted to Sanwa is subordinate to the security interest previously granted in connection with an Asset-Based Short-Term Financing Agreement (see
Note 7).

The Company also granted Sanwa a contingent stock purchase warrant to purchase up to 3,178,780 shares of common stock of the Company for an aggregate purchase price of $10 (Note 8). The warrant is exercisable only following the occurrence of an "ownership change" in respect of the Company, as defined in Section 382(g)(1) of the Internal Revenue Code of 1986, as amended. The warrant expires upon payment in full by the Company of all amounts due under the Income Sharing Agreement.

REUTER MANUFACTURING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

2.  BASIS OF PRESENTATION, CONTINUED:

    EDEN PRAIRIE FACILITY ASSETS SALE AND JANUARY 24, 1996 RESTRUCTURING OF UNDERLYING DEBT GUARANTEE, CONTINUED:

    In addition, the Company and Sanwa entered into separate Standstill Agreements with the Company's Chief Executive Officer (the CEO) and its Chairman of the Board of Directors (the Chairman) who, under the Standstill Agreements, agreed not to, directly or indirectly, acquire, dispose of, or exercise any option or other right to acquire any capital stock or option of the Company. The Standstill Agreements remain in effect until the earlier of (a) the expiration of the Income Sharing Agreement, (b) the death of the CEO or the Chairman, or (c) the occurrence of an "ownership change" in respect of the Company, as defined in Section 382(g)(81) of the Internal Revenue Code of 1986, as amended.

    Should the restructured guarantee be rescinded, the Company's obligation to guarantee repayment of the loan from Sanwa to EPR, Inc. will remain in effect, and the lender could foreclose the loan and exercise its rights under the guarantee agreement.

    As a result of the Sanwa Standstill Agreements described above, the Company has entered into an agreement (the Management Standstill Agreement) with the CEO and the Chairman whereby, under a predetermined formula, these two individuals can earn up to an aggregate $600,000 based on increases in the market value of shares they hold, that they are unable to trade based on the provisions of the Sanwa Standstill Agreement.

    CORPORATE DEMAND LINE OF CREDIT:

    As described in Note 7, the Company is in violation of certain covenants contained in its Asset-Based Short-Term Financing Agreement. As a result of these violations, the lender may, at its sole discretion, discontinue making advances to the Company and demand repayment of all borrowings under the line of credit.

    GENERAL:

    The Company has also suffered significant losses in each of the last two years ended December 31, 1995, which have increased stockholders' deficiency to $16,072,243 at December 31, 1995.

    The Company's continued existence is dependent on the Company's ability to rectify the asset-based short-term line of credit agreement technical default conditions and to generate sufficient cash flows from continuing manufacturing operations to meet debt service requirements.

    Management's plans and objectives include the following:

    - Rectify the asset-based short-term line of credit agreement technical default conditions or obtain replacement financing that can support and be serviced by the manufacturing operations.

REUTER MANUFACTURING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

2.  BASIS OF PRESENTATION, CONTINUED:

    GENERAL, CONTINUED:

    - Expand the market for certain proprietary products manufactured by the Company and maintain and expand the Precision Manufacturing medical device customer base further and diversify into the industrial parts and components markets.

    Management believes that the successful execution of these plans and attainment of these objectives will allow the Company to fund operations and service its new and remaining debts. However, there can be no assurance that the Company will continue as a going concern in its current form and it is possible that the Company could be forced to seek protection under U.S. bankruptcy laws. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.



3.  DISCONTINUED OPERATIONS:

    WASTE PROCESSING OPERATIONS:

    As described in Note 2, the Company ceased operation of its EPR facility effective January 1, 1994, sold all assets of EPR effective September 1, 1994, and on January 24, 1996, entered into an agreement to restructure its guarantee of the debt obligation underlying the EPR facility. As described in Note 4, the Company in late 1992 relinquished any future economic interest in or management control associated with ownership of Reuter Recycling of Florida (the Company's only other waste processing and recycling operation) to the underlying lender and the operations were deconsolidated effective November 1, 1992. On October 26, 1995, the Company sold all outstanding shares of Reuter Recycling of Florida, Inc. common stock to an unaffiliated third party (Note 4).


4.  DECONSOLIDATION OF REUTER RECYCLING OF FLORIDA, INC.:

    During 1992, the Company's subsidiary, Reuter Recycling of Florida, Inc. ("Reuter Recycling of Florida") was in payment default with respect to the construction loan underlying the Florida waste processing facility and, in 1991, was notified of a violation of a subjective covenant of the construction loan agreement which constituted a continuing default condition.

REUTER MANUFACTURING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

4.  DECONSOLIDATION OF REUTER RECYCLING OF FLORIDA, INC., CONTINUED:

    Effective November 1, 1992, the Company and Reuter Recycling of Florida entered into an agreement with the construction lender to Reuter Recycling of Florida, which provides that, following a $2.4 million equity contribution made by the Company to Reuter Recycling of Florida in November 1992, the Company has no further financial obligation to make equity contributions to Reuter Recycling of Florida or to fund operating losses or construction costs of Reuter Recycling of Florida. In connection with this agreement, the Company acknowledged a continuing pledge of all Reuter Recycling of Florida stock to the construction lender. In another agreement between the Company and Reuter Recycling of Florida that was entered into concurrently with the November 1, 1992, agreement described above, the Company continued to manage and administer the Florida waste processing facility (the Management Agreement) subject to and in accordance with the standards and limitations provided for in the Management Agreement. This Management Agreement also specified that the Company was no longer obligated to fund the operations of Reuter Recycling of Florida. The Management Agreement required the Company to obtain the prior approval and consent of the construction lender for any significant management decisions, as defined. As a result of these agreements, the Company effectively gave up any future economic interest and management control associated with ownership of the Florida waste processing facility.

    As a result of these agreements, the Company deconsolidated Reuter Recycling of Florida effective November 1, 1992. Accordingly, the assets and liabilities of Reuter Recycling of Florida are not included in the Company's Consolidated Balance Sheet as of December 31, 1995 or 1994.

    Management fees of $100,000 and $120,000 are included in the Company's 1995 and 1994 Consolidated Statements of Operations, respectively. Direct costs incurred by the Company and reimbursed by Reuter Recycling of Florida were $252,522 and $197,019 for the years ended December 31, 1995 and 1994, respectively.

    In connection with the November 1, 1992 agreements described above, the Company has issued to the lender a warrant to purchase 150,000 shares of common stock of the Company as described in Note 8.

    On October 26, 1995, the Company sold for $1 all of the outstanding shares of capital stock of Reuter Recycling of Florida to Waste Management, Inc. of Florida (Waste Management), pursuant to the Purchase Agreement, dated June 1, 1995 (the Agreement), between the Company, Waste Management and the construction lender. The warrant described above lapsed as a result of this transaction.

    Because Reuter Recycling of Florida had previously been deconsolidated from the Company's consolidated financial statements and the Company received no proceeds from the sale, the transaction will have no impact on the Company's financial position or results of operations. The Management Agreement between the Company and Reuter Recycling of Florida terminated upon the close of the sale.

REUTER MANUFACTURING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


5.  PRODUCT LINE ACQUISITION:

    Effective January 9, 1995, the Company purchased the assets, inventory, patents and patent applications, trademarks, goodwill and a noncompete agreement associated with the rotary vane actuator business of The Sollami Company. The purchase price was $326,154 plus minimum royalty payments of $295,000 (Note 7) or 8% of net sales of rotary vane actuators and related parts for the 48 months beginning in February 1995, whichever is greater. In 1995, the Company paid $8,000 of minimum royalty payments to the Sollami Company.



6.  SELECTED BALANCE SHEET INFORMATION:

    INVENTORIES:

    Inventories are comprised of the following:


                                     1995                1994

    Raw materials and supplies  $   297,067           $ 340,631
    Work-in-process               1,004,038             576,698
                                 ----------           ---------
                                $ 1,301,105           $ 917,329
                                 ----------           ---------
                                 ----------           ---------



    PROPERTY, PLANT AND EQUIPMENT:

    Property, plant and equipment at December 31, 1995 and 1994, was comprised of the following:


                                      1995                1994

    Land and related improvements    $   206,995         $   206,995
    Buildings                          3,044,441           2,980,608
    Machinery and equipment            7,940,637           7,716,254
                                     -----------         -----------
    Total                             11,192,073          10,903,857
    Less accumulated depreciation      7,109,755           6,478,600
                                     -----------         -----------
    Total property, plant and
        equipment, net               $ 4,082,318         $ 4,425,257
                                     -----------         -----------
                                     -----------         -----------


                                          30

REUTER MANUFACTURING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

6.  SELECTED BALANCE SHEET INFORMATION, CONTINUED:

    INTANGIBLE ASSETS:

    Intangible assets at December 31, 1995, was comprised of the following:

    Patents                                                            $300,000
    Noncompete agreements                                               100,000
    Goodwill                                                             95,000
                                                                        --------
                                                                        495,000
    Less accumulated amortization                                        48,635
                                                                        --------
                                                                       $446,365
                                                                        --------
                                                                        --------


    OTHER SELECTED BALANCE SHEET INFORMATION:


                                               1995                1994
Accrued expenses:
 Interest, excluding accrued interest
   associated with the Eden Prairie debt  $  30,066           $  28,243
 Payroll, benefits and related taxes        314,032             291,699
 Legal and accounting                       135,000             104,850
 Accrued container warranty                  50,000             140,000
 Accrued retirement                          49,393              38,496
 Other                                      136,381               9,869
                                          ---------           ---------
                                          $ 714,872           $ 613,157
                                          ---------           ---------
                                          ---------           ---------


REUTER MANUFACTURING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

7.  NOTES PAYABLE AND OTHER FINANCING ARRANGEMENTS:

    Notes payable and long-term debt at December 31, 1995 and 1994, consisted of the following:



                                                                         1995                1994
Installment note payable by EPR and guaranteed by the Company
(see related Company covenant violation discussed below
under the caption "Asset-Based Short-Term Financing
Arrangement").  The note is payable in monthly principal
and interest payments of $251,560 with interest at 11.85%,
with the remaining principal balance of $9.7 million
due in May 1996. (a)                                                $15,508,363         $15,508,363

Notes payable in monthly principal and interest installments, with interest ranging from 4.9% to 12%.  Notes mature from
January 1996 to May 2001, collateralized by vehicles and
equipment with an aggregate carrying value of $637,237 at
December 31, 1995.                                                      468,449             419,366

Other obligations                                                       287,000
                                                                    ------------        -----------
Total notes payable and other obligations, including
long-term debt                                                       16,263,812          15,927,729

Less current maturities, principally installment note                15,768,097          15,660,344
                                                                    ------------        -----------
Long-term debt, less current maturities                                $495,715            $267,385
                                                                    ------------        -----------
                                                                    ------------        -----------




    (a) In connection with this note, the Company is in payment default and is in violation of the debt ratio covenant and certain other covenants and has not been able to obtain a waiver from the lender. Under terms of the agreement, the lender may, at its discretion, demand repayment of the entire outstanding note, plus accrued interest (see Note 2). Accordingly, the entire principal balance of this note of $15,508,363 at December 31, 1995 and 1994, has been reflected as a current liability. During the period of default, the lender may elect to increase the interest rate charged on this note to 13.85% (default rate). The lender did not waive its right to charge the Company interest at the default rate. Accordingly, the Company's interest expense and accrued but unpaid interest for the years ended December 31, 1995 and 1994 of $3,275,656 and $1,117,716, respectively, includes
         $314,475 of incremental default rate interest incurred during 1995 and 1994. In addition, the lender has the right pursuant to terms of the agreement to demand payment for certain transaction costs and to assess additional late charges for delinquent payments. The lender has not made such a demand. Accordingly, no such transaction costs or late charges have been accrued by the Company. As discussed in Note 3, the Company discontinued its waste processing and recycling operations during 1994. The loan agreement contains restrictive covenants which, among other things, requires the Company to maintain a debt to equity ratio of no more than 2.0, as defined, restricts the payment of cash dividends to the parent, and restricts the purchase, redemption or retirement of the subsidiary's stock.

REUTER MANUFACTURING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



7.  NOTES PAYABLE AND OTHER FINANCING ARRANGEMENTS, CONTINUED:

    Principal repayment obligations as of December 31, 1995, including amounts reclassified to currently payable and principal payments in arrears (see
    Note 7(a)) are as follows:

                   1996                          $    15,768,097 *
                   1997                                  195,308
                   1998                                  187,702
                   1999                                   92,148
                   2000                                   20,557
                                                 ----------------
                   Total                         $    16,263,812
                                                 ----------------
                                                 ----------------


    * As more fully described in Note 2 under the caption "Eden Prairie Facility Assets Sale and January 24, 1996 Restructuring of Underlying Debt Guarantee" and as reflected in the unaudited pro forma consolidated balance sheet as of December 31, 1995, approximately $5.9 million of this debt will effectively be relieved from the Company's consolidated balance sheet in May of 1996 due to the agreement to restructure the Company's guarantee of this EPR debt obligation.

    Other obligations are comprised of minimum royalty payments related to the Sollami product line acquisition (Note 5).

REUTER MANUFACTURING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



7.  NOTES PAYABLE AND OTHER FINANCING ARRANGEMENTS, CONTINUED:

    ASSET-BASED SHORT-TERM FINANCING AGREEMENT:

    In February 1991, the Company entered into a $6 million (subsequently reduced to $4.5 million) short-term demand line of credit arrangement with an asset-based lender. In January 1993, the term of the demand line of credit agreement was renewed for a two-year period. This demand line of credit is collateralized by a $250,000 certificate of deposit which is invested with a financial services company and is classified as a restricted investment on the Company's Consolidated Balance Sheets. The line of credit is also collateralized by all receivables, inventories and property, plant and equipment of the Company. Interest on borrowings under the line were computed at the prime rate plus 3.75% (prime rate was 8.5% at December 31, 1995 and 1994). In October 1995, the Company amended its loan and security agreement through a modification of the term loan associated with the line of credit. Under this agreement, the Company received approximately $300,000 in additional borrowing capacity. The terms of this amended agreement call for a new term loan in the amount of $1,007,200 to be amortized over a period of 60 months and a one-year extension of the loan agreement. In December 1995, the Company amended its loan and security agreement to obtain additional borrowing capacity. The terms of the amended agreement increased the amount of the term loan from $1,007,200 to $1,507,000. All other terms and conditions of the loan agreement remain the same as set forth above. Funds available to the Company pursuant to terms of the line of credit agreement are dependent upon the level of eligible accounts receivable and plant and equipment, as defined. The Company is in violation of certain financial and technical covenants of this agreement and a cross-default covenant due to the defaults described in Note 7(a). As a result of these default conditions, the lender may, at its sole discretion declare the Company in default, discontinue making advances to the Company, and demand immediate repayment of borrowings under the line of credit. If the lender will continue making advances to the Company, borrowing capacity under this line of credit is approximately $121,037 at March 11, 1996. The weighted average interest rate was 12.46% and 12.95% for the years ended December 31, 1995 and 1994, respectively.



8.  STOCKHOLDERS' EQUITY:

    EMPLOYEE STOCK OPTION PLAN:

    The Company had an Incentive Stock Option Plan, that was terminated in 1991, through which options had been granted to employees to purchase common stock. Under the Plan, 350,000 shares of common stock were available for grant at exercise prices not less than the fair market value on the date of grant.

REUTER MANUFACTURING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



8.  STOCKHOLDERS' EQUITY, CONTINUED:

    EMPLOYEE STOCK OPTION PLAN, CONTINUED:

    The options vest over periods ranging from two to five years as determined by the Board of Directors. The options expire ten years from the date of grant or earlier if the participant's employment is terminated.

    1991 STOCK OPTION PLAN:

    In 1991, the Board of Directors approved a new stock option plan (1991
    Plan) to grant nonstatutory stock options to eligible employees, directors, consultants and independent contractors of the Company. A total of 200,000 shares of common stock are available for grant under this plan at exercise prices not less than 50% of the fair market value on the date of grant for non-incentive stock options and not less than 100% of fair market value on the date of grant for incentive stock options. In August 1995, the stockholders approved an increase in the number of common shares reserved for issuance to 500,000 shares. The Board of Directors determine vesting provisions for each option granted. The options expire ten years from the date of grant or earlier if the participant's employment is terminated.

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

    This plan was terminated in 1995. Pursuant to the termination of the plan, no new options may be issued, however, options previously issued under the plan vest under the terms of the original option agreements.

REUTER MANUFACTURING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

8.  STOCKHOLDERS' EQUITY, CONTINUED:

    DIRECTORS' STOCK OPTION PLAN, CONTINUED:

    The following summarizes all option activity under the plans:


                                     OPTIONS          OPTIONS           PRICE
                                     OUTSTANDING     EXERCISABLE      PER SHARE
    Balances, December 31, 1993       279,000         176,583     $.1875 - $7.00

    Options cancelled                (105,000)        (68,750)    $.1875 - $7.00
    Options granted                   140,000          13,333       $.31 - $.50
    Options vested                                    120,000     $.1875 - $5.13
                                      ---------      ----------

    Balances, December 31, 1994       314,000         241,166     $.1875 - $7.00

    Options cancelled                  (5,000)         (5,000)         $7.00
    Options granted
    Options vested                                     28,834     $.1875 - $5.13
                                      ---------      ----------

    Balances, December 31, 1995       309,000         265,000     $.1875 - $7.00
                                      ---------      ----------
                                      ---------      ----------


    In April 1991, the Company granted a director an option, which expires if not exercised by 2001, to purchase up to 20,000 shares of common stock at $4.88 per share, the fair market value of common stock on the date of grant. As of December 31, 1995, all of these options are exercisable.

    No options were exercised under any of the Company's plans during 1995 or 1994.

    ACCOUNTING FOR STOCK BASED COMPENSATION:

    In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards, "Accounting for Stock Based Compensation" (SFAS No. 123). As permitted by SFAS No. 123, the Company will adopt the new standard in 1996, and management has not selected from the implementation alternatives and therefore has not determined the impact of this standard on the Company's 1996 financial position or results of operations.

    WARRANTS:

    In June 1995, the Company granted a contingent stock purchase warrant to Sanwa, which would enable Sanwa to become a significant, if not the majority stockholder, in circumstances more fully described in Note 2.

REUTER MANUFACTURING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

8.  STOCKHOLDERS' EQUITY, CONTINUED:

    WARRANTS, CONTINUED:

    In connection with the November 1, 1992, agreements between the Company and the Reuter Recycling of Florida construction lender, as described in Note 4, the Company issued the lender warrants to purchase 150,000 shares of common stock of the Company at a price of $1.5625 per share (fair market value at the date of issuance). Warrants previously issued by the Company to this lender, to acquire 85,000 shares of common stock at $10.00 per share were cancelled. The new warrants became exercisable in 1993. The warrant previously issued in 1992 to a lender lapsed in connection with the termination of a management agreement (Note 4).



9.  INCOME TAXES:

    The following table sets forth the components of the deferred tax assets and liabilities as of December 31, 1995 and 1994, assuming an effective tax rate of 35% and 40%, respectively.


                                                                                               UNAUDITED
                                                                                               PRO FORMA
                                                                 1995            1994            1995
    Tax credits available for carryforward (expire 1999
       to 2001)                                             $  1,330,000    $  1,330,000
    Net operating losses available for carryforward
       (expire 2001 to 2009)                                  10,150,000      13,928,000      $8,553,000
    Accelerated depreciation for tax reporting purposes         (227,000)       (344,000)       (227,000)
    Other future deductible temporary differences, net           211,000         353,000         211,000
                                                            -------------   -------------     -----------
    Deferred tax assets and liabilities before valuation
       allowance                                              11,464,000      15,267,000       8,537,000

    Valuation allowance                                      (11,464,000)    (15,267,000)     (8,537,000)
                                                             -------------   -------------     -----------
    Net deferred income taxes                                      -               -               -
                                                             -------------   -------------     -----------
                                                             -------------   -------------     -----------


    The majority of net operating losses were incurred in states where the Company operated in prior years, but no longer operates. Accordingly, the 1995 effective tax rate does not include a provision for recoverability of these state taxes, if any.

    As discussed in Note 2, the Company's future utilization, if any, of the net operating loss carryforwards results in payments to the EPR, Inc. lender, pursuant to terms of the Loan Agreement/Restructured Guarantee. Accordingly, approximately $6,000,000 of the tax effected net operating loss carryforwards will not be available to the Company. The unaudited pro forma deferred tax assets and liabilities at December 31, 1995 (disclosed above) have been presented as if the January 24, 1996, restructuring of the Company's debt guarantee associated with the debt of the EPR facility was completed and effective (including the lapse of the 100-day escrow arrangement) on December 31, 1995 (Note 2).

REUTER MANUFACTURING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

9.  INCOME TAXES, CONTINUED:

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

    Reconciliation of the income tax computed at the Federal statutory rate to the actual income tax provision is as follows:


                                                    1995           1994
       Benefit at Federal statutory rate         $(940,965)     $(103,607)
       Limitation of net operating loss
          carryforward benefit                     940,965        103,607
                                                 ----------     ----------

            Income tax provision                      -              -
                                                 ----------     ----------
                                                 ----------     ----------



    10.  EMPLOYEE SAVINGS PLAN:

    All employees who are at least 21 years of age and have completed six months of service and have worked at least 1,000 hours are eligible to participate in the Company's 401(k) Retirement Savings Plan, which was established in 1991. Effective January 1, 1995, a profit-sharing provision was added to the Plan, which allows for Company contributions to the Plan, at the discretion of the Company's Board of Directors.
    Employees may contribute from 1% to 20% of their gross annual wages to the plan. Participants vest in the Company contributions at a rate of 33% annually beginning one year after their date of employment. The Company may make matching contributions at the discretion of the Board of Directors.
    There were no discretionary Company contributions in 1995. The Company made a discretionary contribution of $60,000 in 1994.

REUTER MANUFACTURING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

11. SIGNIFICANT CUSTOMER INFORMATION:

    Three customers account for net aggregate revenues, expressed as percentages of total consolidated net sales and revenues, as follows:


                                          1995                     1994
                                  --------------------     --------------------
                                     Amount        %         Amount         %


    Customer A                    $ 4,958,260    44.9%     $ 5,231,481    43.5%
    Customer B                      2,625,605    23.8%       2,179,833    18.1%
    Customer C (1)                     13,962      .1%       1,685,554    14.0%



    (1) Customer C (Seagate Technology, Inc.) stopped purchasing a significant portion of products from the Company effective March 31, 1994.

    Accounts receivable credit concentrations associated with customers A (Haemonetics Corporation), B (Caire) and C (Seagate Technology, Inc.) at December 31, 1995, were $558,918, $152,200 and $13,962, respectively.

    For the year ended December 31, 1994, export product sales associated with the manufacturing segment, principally to Singapore, comprised approximately 10.7% of consolidated net sales. There were no export sales of any significance in 1995.

REUTER MANUFACTURING, INC. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS



                                                         COLUMN C
                                          COLUMN B       ---------                    COLUMN E
                                         ----------      ADDITIONS                    ---------
          COLUMN A                        BALANCE AT     CHARGED TO     COLUMN D       BALANCE
- ---------------------------------         BEGINNING      COSTS AND     -----------      AT END
        CLASSIFICATION                    OF PERIOD      EXPENSES      RETIREMENTS     OF PERIOD


Year ended December 31, 1994:
  Valuation allowance:
    Inventories                        $  125,034     $   60,411     $  105,445     $   80,000
  Allowance for doubtful accounts          14,000(3)      15,337          8,652(1)      20,685
  Accrued warranties                      116,635        110,042         86,677        140,000
                                       ----------     ----------     ----------     ----------
                                       $  255,669     $  185,790     $  200,774     $  240,685
                                       ----------     ----------     ----------     ----------
                                       ----------     ----------     ----------     ----------



Year ended December 31, 1995:
  Valuation allowance:
    Inventories                            80,000         25,000                       105,000
  Allowance for doubtful accounts          20,685         12,925         18,610(1)      15,000
  Accrued warranties                      140,000       (90,000)(2)                     50,000
                                       ----------    -----------      ---------     ----------
                                       $  240,685    $  (52,075)      $  18,610     $  170,000
                                       ----------    -----------      ---------     ----------
                                       ----------    -----------      ---------     ----------



  (1) Write-off of accounts receivable.

  (2) Reversal of estimated warranty reserve liability.

  (3) Includes allowance of $6,000 on accounts receivable of discontinued operations.

                                      SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 29, 1996            REUTER MANUFACTURING, INC.


                                  By:/s/ JAMES W. TAYLOR
                                     --------------------------
                                  James W. Taylor, President and Chief
                                  Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below on March 29, 1996 by the following persons on behalf of the Registrant and in the capacities indicated.

    SIGNATURE                                TITLE


/s/ EDWARD E. STRICKLAND          Chairman of the Board and Director
- ------------------------
Edward E. Strickland


/s/JAMES W. TAYLOR                President, Chief Executive Officer,
- ------------------
James W. Taylor                   Chief Financial Officer and Director
                                  (principal executive and financial officer)

/s/ WILLIAM H. JOHNSON            Vice President, Controller and Secretary
- ----------------------
William H. Johnson                (principal accounting officer)


/s/ CAROLINE C. AVEY              Director
- --------------------
Caroline C. Avey


/s/ KENNETH E. DAUGHERTY          Director
- ------------------------
Kenneth E. Daugherty


/s/ GARY W. LAIDIG                Director
- ------------------
Gary W. Laidig


/s/ JAMES H. MCGUIRE              Director
- --------------------
James H. McGuire

                              REUTER MANUFACTURING, INC.

                            EXHIBIT INDEX TO ANNUAL REPORT
                                    ON FORM 10-KSB
                     For the Fiscal Year Ended December 31, 1995


ITEM NO.      ITEM                                    METHOD OF FILING

3.1      Restated Articles of Incorporation,
         as amended. . . . . . . . . . . . . . . . .  Filed herewith


3.2      Amended Bylaws. . . . . . . . . . . . . . .  Incorporated by reference to Exhibit 3.2 to the
                                                      Company's Annual Report
                                                      on Form 10-K for the year
                                                      ended December 31, 1990
                                                      (File No. 0-1561)

4.1      Form of the Company's Common Stock. . . . .  Certificate Incorporated
                                                      by reference to Exhibit
                                                      4.1 to the Company's
                                                      Annual Report on Form 10-K
                                                      for the year ended
                                                      December 31, 1990 (File
                                                      No. 0-1561)

10.1     Incentive Stock Option Plan of Reuter,
         Inc., as amended effective December 17,
         1987. . . . . . . . . . . . . . . . . . . .  Incorporated by reference to Exhibit 10(a) to the
                                                      Company's Annual Report
                                                      on Form 10-K for the year
                                                      ended December 31, 1987
                                                      (File No. 0-1561)

10.2     Directors Stock Option Plan of
         Reuter, Inc.. . . . . . . . . . . . . . . .  Incorporated by reference to Exhibit 10(c) to the
                                                      Company's Annual Report
                                                      on Form 10-K for the year
                                                      ended December 31, 1987
                                                      (File No. 0-1561)

10.3     Summary of options granted under
         Directors Stock Option Plan . . . . . . . .  Incorporated by reference to Exhibit 10.4 to the
                                                      Company's Annual Report
                                                      on Form 10-KSB for the
                                                      year ended December 31,
                                                      1994 (File No. 0-1561)

10.4     1991 Non-Employee Director Stock
         Option Plan . . . . . . . . . . . . . . . .  Incorporated by reference to Exhibit 10.4 to the
                                                      Company's Annual Report
                                                      on Form 10-K for the year
                                                      ended December 31, 1993
                                                      (File No. 0-1561)

10.5     Summary of options granted under
         1991 Non-Employee Director
         Stock Option Plan . . . . . . . . . . . . .  Incorporated by reference to Exhibit 10.5 to the
                                                      Company's Annual Report
                                                      on Form 10-K for the year
                                                      ended December 31, 1993
                                                      (File No. 0-1561)

10.6     1991 Stock Option Plan, as amended. . . . .  Filed herewith

10.7     Summary of Options granted
         under 1991 Stock Option Plan. . . . . . . .  Incorporated by reference to Exhibit 10.9 to the
                                                      Company's Annual Report
                                                      on Form 10-KSB for the
                                                      year ended December 31,
                                                      1994 (File No. 0-1561)

10.8     Option Agreement between Edward E.
         Strickland and the Company. . . . . . . . .  Incorporated by reference to Exhibit 10.10 to the
                                                      Company's Annual Report
                                                      on Form 10-K for the year
                                                      ended December 31, 1991
                                                      (File No. 0-1561)

10.9     Consulting Agreement with
         Edward E. Strickland. . . . . . . . . . . .  Incorporated by reference to Exhibit 10.6 to the
                                                      Company's Annual Report
                                                      on Form 10-K for the year
                                                      ended December 31, 1990
                                                      (File No. 0-1561)

10.10    Installment Note payable by Reuter
         Recycling, Inc. to Sanwa Business
         Credit Corporation and Term Loan
         and Security Agreement between
         Reuter Recycling, Inc., the
         Company and Sanwa Business Credit
         Corporation, both dated May 6, 1988 . . . .  Incorporated by reference to Exhibit 28(a) to the
                                                      Company's Current Report
                                                      on Form 8-K dated May 6,
                                                      1988 (File No. 0-1561)

10.11    Guaranty by the Company and Debtor's
         Security and Pledge Agreement between
         the Company and Sanwa Business
         Credit Corporation, both dated
         May 6, 1988 . . . . . . . . . . . . . . . .  Incorporated by reference to Exhibit 28(b) to the
                                                      Company's Current Report
                                                      on Form 8-K dated May 6,
                                                      1988 (File No. 0-1561)

10.12    Loan and Security Agreement,
         dated February 15, 1991, between
         the Company and The CIT Group/
         Credit Finance, Inc. . . . . . . . .    Incorporated by reference to
                                                 Exhibit 28(a) to the Company's
                                                 Current Report on Form 8-K
                                                 dated February 15, 1991 (File
                                                 No. 0-1561)

10.13    Promissory Note, dated February 15,
         1991, payable by the Company to
         The CIT Group/Credit Finance, Inc. .    Incorporated by reference to
                                                 Exhibit 28(b) to the Company's
                                                 Current Report on Form 8-K
                                                 dated February 15, 1991 (File
                                                 No. 0-1561)

10.14    Mortgage and Security Agreement and
         Fixture Financing Statement, dated
         February 15, 1991, between the Company
         and The CIT Group/Credit Finance,
         Inc. . . . . . . . . . . . . . . . .    Incorporated by reference to
                                                 Exhibit 28(c) to the Company's
                                                 Current Report on Form 8-K
                                                 dated February 15, 1991 (File
                                                 No. 0-1561)

10.15    Patent, Trademark and License
         Mortgage, dated February 15, 1991,
         between the Company and The CIT
         Group/Credit Finance, Inc. . . . . .    Incorporated by reference to
                                                 Exhibit 28(d) to the Company's
                                                 Current Report on Form 8-K
                                                 dated February 15, 1991 (File
                                                 No. 0-1561)

10.16    Independent Contractor Agreement
         dated as of November 2, 1992,
         between Taylor Consultants, Inc.
         and the Company. . . . . . . . . . .    Incorporated by reference to
                                                 Exhibit 10.30 to the Company's
                                                 Annual Report on Form 10-K for
                                                 the year ended December 31,
                                                 1992 (File No. 0-1561)

10.17    Amendment to Loan and Security
         Agreement, dated December 31, 1992,
         between the Company and The CIT Group/
         Credit Finance, Inc. . . . . . . . .    Incorporated by reference to
                                                 Exhibit 10.31 to the Company's
                                                 Annual Report on Form 10-K for
                                                 the year ended December 31,
                                                 1992 (File No. 0-1561)

10.18    Amended Promissory Note dated as
         of December 30, 1992 between
         the Company and The CIT Group/Credit
         Finance, Inc. . . . . . . . . . . . .   Incorporated by reference to
                                                 Exhibit 10.32 to the Company's
                                                 Annual Report on Form 10-K for
                                                 the year ended December 31,
                                                 1992 (File No. 0-1561)

10.19    Letter Agreement, dated July 26,
         1994 amending Loan Agreement with
         The CIT Group/Credit Finance, Inc. .    Incorporated by reference to
                                                 Exhibit 10.32 to the Company's
                                                 Annual Report on Form 10-KSB
                                                 for the year ended December
                                                 31, 1994 (File No. 0-1561)

10.20    Letter Agreement, dated December 15,
         1994 amending Loan Agreement with
         The CIT Group/Credit Finance, Inc. .    Incorporated by reference to
                                                 Exhibit 10.33 to the Company's
                                                 Annual Report on Form 10-KSB
                                                 for the year ended December
                                                 31, 1994 (File No. 0-1561)

10.21    Letter Agreement, dated January 11,
         1995 amending Loan Agreement with
         The CIT Group/Credit Finance, Inc. .    Incorporated by reference to
                                                 Exhibit 10.34 to the Company's
                                                 Annual Report on Form 10-KSB
                                                 for the year ended December
                                                 31, 1994 (File No. 0-1561)

10.22    Letter Agreement, dated October 12,
         1995, amending Loan Agreement with
         The CIT Group/Credit Finance, Inc. .    Filed herewith

10.23    Amended Promissory Note, dated
         October 12, 1995, from the Company
         to The CIT Group/Credit Finance,
         Inc. . . . . . . . . . . . . . . . .    Filed herewith

10.24    Letter Agreement, dated December 22,
         1995, amending Loan Agreement with
         The CIT Group/Credit Finance, Inc. .    Filed herewith

10.25    Fourth Amended and Restated Amended
         Promissory Note, dated December 22,
         1995, from the Company to The CIT
         Group/Credit Finance, Inc. . . . . .    Filed herewith

10.26    Purchase Agreement, dated August 22,
         1994, by and between EPR, Inc., Green
         Isle Environmental Services, Inc. and
         BFI Recycling Systems of Minnesota,
         Inc. . . . . . . . . . . . . . . .      Incorporated by reference to
                                                 Exhibit 2.1 to the Company's
                                                 Current Report on Form 8-K,
                                                 dated September 19, 1994 (File
                                                 No. 0-1561)

10.27    Purchase Agreement, dated June 1, 1995,
         and among the Company, Waste Management
         Inc. of Florida and US West Financial
         Services, Inc. . . . . . . . . . .      Incorporated by reference to
                                                 Exhibit 2.1 to the Company's
                                                 Current Report on Form- 8-K,
                                                 dated October 26, 1995 (File
                                                 No. 0-1561)

10.28    Amendment No. 1 to Purchase Agreement,
         dated as of June 1, 1995, by and among
         the Company, Waste Management Inc. of
         Florida and US West Financial
         Services, Inc. . . . . . . . . . .      Incorporated by reference to
                                                 Exhibit 2.2 to the Company's
                                                 Current Report on Form 8-K,
                                                 dated October 26, 1995 (File
                                                 No. 0-1561)

10.29    Loan and Security Agreement, dated
         December 31, 1995, between Sanwa
         Business Credit Corporation and
         the Company. . . . . . . . . . . .      Incorporated by reference to
                                                 Exhibit 2.1 to  the Company's
                                                 Current Report on Form 8-K,
                                                 dated January 24, 1996 (File
                                                 No. 0-1561)

10.30    Senior Subordinated Secured Promissory
         Note, dated December 31, 1995, between
         the Company and Sanwa Business Credit
         Corporation . . . . . . . . . . . .     Incorporated by reference to
                                                 Exhibit 2.2 to  the Company's
                                                 Current Report on Form 8-K,
                                                 dated January 24, 1996 (File
                                                 No. 0-1561)

10.31    Junior Subordinated Secured Promissory
         Note, dated December 31, 1995, between
         the Company and Sanwa Business Credit
         Corporation . . . . . . . . . . . .     Incorporated by reference to
                                                 Exhibit 2.3 to  the Company's
                                                 Current Report on Form 8-K,
                                                 dated January 24, 1996 (File
                                                 No. 0-1561)

10.32    Mortgage, Security Agreement and Fixture
         Financing Statement, dated December 31,
         1995, between the Company and Sanwa
         Business Credit Corporation . . . .     Incorporated by reference to
                                                 Exhibit 2.4 to  the Company's
                                                 Current Report on Form 8-K,
                                                 dated January 24, 1996 (File
                                                 No. 0-1561)

10.33    Patent Security Agreement, dated
         December 31, 1995, between the
         Company and Sanwa Business
         Credit Corporation . . . . . . . . .    Incorporated by reference to
                                                 Exhibit 2.5 to  the Company's
                                                 Current Report on Form 8-K,
                                                 dated January 24, 1996 (File
                                                 No. 0-1561)

10.34    Income Sharing Agreement, dated
         December 31, 1995, between the
         Company and Sanwa Business
         Credit Corporation . . . . . . . . .    Incorporated by reference to
                                                 Exhibit 2.6 to  the Company's
                                                 Current Report on Form 8-K,
                                                 dated January 24, 1996 (File
                                                 No. 0-1561)

10.35    Intercreditor and Subordination
         Agreement, dated December 31, 1995,
         among the Company, The CIT Group/Credit
         Finance, Inc. and Sanwa Business Credit
         Corporation . . . . . . . . . . . .     Incorporated by reference to
                                                 Exhibit 2.7 to  the Company's
                                                 Current Report on Form 8-K,
                                                 dated January 24, 1996 (File
                                                 No. 0-1561)

10.36    Common Stock Warrant Agreement
         dated December 31, 1995, between
         the Company and Sanwa Business
         Credit Corporation . . . . . . . .      Incorporated by reference to
                                                 Exhibit 2.8 to  the Company's
                                                 Current Report on Form 8-K,
                                                 dated January 24, 1996 (File
                                                 No. 0-1561)

10.37    Standstill Agreement, dated December 31,
         1995, among Edward E. Strickland, the
         Company and Sanwa Business Credit
         Corporation . . . . . . . . . . . .     Incorporated by reference to
                                                 Exhibit 2.9 to  the Company's
                                                 Current Report on Form 8-K,
                                                 dated January 24, 1996 (File
                                                 No. 0-1561)

10.38    Standstill Agreement, dated December 31,
         1995, among James Taylor, the Company
         and Sanwa Business Credit Corporation   Incorporated by reference to
                                                 Exhibit 2.10 to  the Company's
                                                 Current Report on Form 8-K,
                                                 dated January 24, 1996 (File
                                                 No. 0-1561)

21.1     Subsidiaries of the Company . . . . .   Filed herewith

23.1     Consent of Coopers & Lybrand L.L.P.     Filed herewith

27.1     Financial Data Schedule . . . . . . .   Filed herewith