Form 10QSB
period 1996-03-31
REUTER MANUFACTURING INC
filed 1996-05-15
CIK 83490

                                   FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1996

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT
               For the transition period from          to
                                              --------    ---------
Commission File Number 0-1561

                           REUTER MANUFACTURING, INC.
                 (f/k/a GREEN ISLE ENVIRONMENTAL SERVICES, INC.)
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Minnesota                              41-0780999
     -------------------------------      ------------------------------------
     (State or other jurisdiction of      (I.R.S. Employer Identification No.)
     incorporation or organization)

     410 - 11th Avenue South, Hopkins, Minnesota          55343
     -------------------------------------------       ----------
     (Address of principal executive offices)          (Zip Code)

                                  612/935-6921
                ------------------------------------------------
                (Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X .    No.    .
    ---         ---

As of May 2, 1996 there were outstanding 3,191,520 shares of the registrant's common stock, par value $.18-3/4 per share.

Traditional Small Business Disclosure Format (check one)

Yes  X .    No.     .
    ---         ---

PART I. FINANCIAL INFORMATION.

ITEM 1. FINANCIAL STATEMENTS.


                   REUTER MANUFACTURING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              For the three months ended
                                                                       March 31,
                                                               1996                1995
                                                            ----------          ----------
Net sales                                                   $2,719,912          $2,980,774
Less:
  Cost of sales                                              2,149,379           2,219,212
  Depreciation                                                 149,276             149,170
                                                            ----------          ----------
    GROSS PROFIT                                               421,257             612,392

Selling, general and administrative expenses                   483,705             553,135
Depreciation                                                    28,559              26,955
                                                            ----------          ----------
    OPERATING (LOSS) INCOME                                    (91,007)             32,302

Other income (expenses):
  Interest income                                                9,524               2,275
  Interest expense                                            (101,843)            (93,985)
  Management fees                                                                   30,000
  Other, net                                                    (2,647)             26,612
                                                            ----------          ----------
    TOTAL OTHER EXPENSE                                        (94,966)            (35,098)
                                                            ----------          ----------

    LOSS FROM CONTINUING OPERATIONS                           (185,973)             (2,796)
                                                            ----------          ----------

Discontinued Operations:
  Loss from discontinued waste processing operations,
  primarily accrued interest during elongated debt
  settlement negotiations                                                         (538,408)
                                                            ----------          ----------
      NET LOSS                                               ($185,973)          ($541,204)
                                                            ----------          ----------
                                                            ----------          ----------

Net loss per common share data:
  Loss from continuing operations                               ($0.06)

  Loss from discontinued operations                                                 ($0.17)
                                                            ----------          ----------
    NET LOSS PER SHARE                                          ($0.06)             ($0.17)
                                                            ----------          ----------
                                                            ----------          ----------

Weighted average number of shares outstanding                3,191,520           3,191,520
                                                            ----------          ----------
                                                            ----------          ----------


The accompanying notes are an integral part of the consolidated financial statements.

                   REUTER MANUFACTURING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                            March 31,         December 31,
                                                              1996                1995
                                                          ------------        ------------
ASSETS

CURRENT ASSETS:
  Cash                                                    $     34,572        $    101,048
  Investments, restricted                                      250,000             250,000
  Accounts receivable, net of allowances of $15,000
    at March 31, 1996 and December 31, 1995                  1,336,603           1,248,697
  Inventories                                                1,511,704           1,301,105
  Other current assets                                         106,695              72,784
                                                          ------------        ------------
    TOTAL CURRENT ASSETS                                     3,239,574           2,973,634

Property, plant and equipment, net                           3,924,803           4,082,318
Intangible assets, net                                         434,207             446,365
                                                          ------------        ------------
    TOTAL ASSETS                                          $  7,598,584        $  7,502,317
                                                          ------------        ------------
                                                          ------------        ------------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
  Debt of Eden Prairie facility guaranteed by
    parent company, including accrued interest
    of $3,275,656 at March 31, 1996 and
    December 31, 1995                                     $ 18,784,019        $ 18,784,019
  Current maturities of long-term debt                         231,838             259,734
  Borrowings under asset-based line of credit                2,745,832           2,589,575
  Accounts payable, trade                                      704,791             530,991
  Accrued expenses                                             737,313             714,872
                                                          ------------        ------------
    TOTAL CURRENT LIABILITIES                               23,203,793          22,879,191

Long-term debt, less current maturities                        465,701             495,715
Other long-term liabilities                                    187,306             199,654

Commitments and contingencies

STOCKHOLDERS' EQUITY (DEFICIENCY):
  Preferred stock, par value $.01 per share;
    authorized 2,500,000 shares; none issued
  Common stock, par value $.1875 per share;
    authorized 9,000,000 shares; issued and
    outstanding: 3,191,520 shares at
    March 31, 1996 and December 31, 1995                       598,410             598,410
  Additional paid-in capital                                13,710,596          13,710,596
  Accumulated deficit                                      (30,567,222)        (30,381,249)
                                                          ------------        ------------
    TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                (16,258,216)        (16,072,243)
                                                          ------------        ------------
      TOTAL LIABILITIES AND STOCKHOLDERS'
        EQUITY (DEFICIENCY)                               $  7,598,584        $  7,502,317
                                                          ------------        ------------
                                                          ------------        ------------


The accompanying notes are an integral part of the consolidated financial statements.

                   REUTER MANUFACTURING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

Increase (decrease) in cash                                  For the three months ended
                                                                      March 31,
                                                          --------------------------------
                                                              1996                1995
                                                          ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                   ($185,973)          ($541,204)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
  Depreciation                                                 177,835             176,125
  Amortization of intangible assets                             12,158              18,669
  Gain on sales of assets                                                          (10,000)
  Sanwa interest accrued during elongated
    debt settlement negotiations                                                   538,408
  Provision for inventory obsolescence                          15,000              15,000
  Changes in operating assets and liabilities,
    net of effects from business acquisitions:
    Accounts receivable                                        (87,906)           (422,844)
    Inventories                                               (225,599)           (261,097)
    Other assets                                               (33,911)            (23,282)
    Accounts payable                                           173,800             274,159
    Accrued expenses                                            60,782             101,635
    Accrued retirement                                         (12,348)            (12,425)
    Other liabilities                                          (38,341)            (53,866)
                                                           -----------         -----------
Net cash used in operating activities                         (144,503)           (200,722)
                                                           -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of property and equipment                                      10,000
  Acquisition of Sollami product line                                             (210,980)
  Additions to property, plant and equipment                   (20,320)            (75,355)
                                                           -----------         -----------
Net cash used in investing activities                          (20,320)           (276,335)
                                                           -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of long-term debt                                  (57,910)            (40,059)
  Proceeds from short-term borrowings                        2,784,443           3,061,638
  Repayment of short-term borrowings                        (2,628,186)         (2,571,817)
                                                           -----------         -----------
Net cash provided by financing activities                       98,347             449,762
                                                           -----------         -----------

Net decrease in cash                                           (66,476)            (27,295)
Cash beginning of period                                       101,048             209,192
                                                           -----------         -----------
Cash end of period                                         $    34,572         $   181,897
                                                           -----------         -----------
                                                           -----------         -----------
Supplemental disclosure of cash flow information:
 Cash paid for interest                                    $   101,843         $    91,401

Noncash investing and financing activities:
 Purchase of Sollami in exchange for future
  minimum payments                                                                 423,226


The accompanying notes are an integral part of the consolidated financial statements.

                   Reuter Manufacturing, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


1.   FINANCIAL STATEMENTS:

     The unaudited consolidated financial statements of Reuter Manufacturing, Inc. (f/k/a Green Isle Environmental Services, Inc.), and Subsidiaries (the Company) for the three month periods ended March 31, 1996 and 1995 reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments except as described below) necessary to fairly state the results of the operations (including discontinued operations) for the interim period. The consolidated results of operations for any interim period are not necessarily indicative of results expected for the full year. The unaudited consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's 1995 Form 10-KSB.

     USE OF ESTIMATES:

     The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant areas which require the use of management's estimates relate to allowances for doubtful accounts receivable, inventory obsolescence, and the accrual for container warranty. Actual results could differ from those estimates.

2.   SELECTED BALANCE SHEET INFORMATION:


     Inventories:

                                              March 31,   December 31,
                                                   1996           1995
                                             ----------   ------------
     Raw materials and supplies              $  395,341    $  297,067
     Work-in-process                          1,116,363     1,004,038
                                             ----------    ----------
                                             $1,511,704    $1,301,105
                                             ----------    ----------
                                             ----------    ----------

3. EDEN PRAIRIE FACILITY ASSETS SALE AND JANUARY 24, 1996 RESTRUCTURING OF UNDERLYING DEBT GUARANTEE:

     As described in Notes 2 and 3 of the notes to consolidated financial statements in the Company's 1995 Form 10-KSB, on January 24, 1996, the Company and Sanwa Business Credit Corporation (Sanwa) entered into a Loan and Security Agreement (the Loan Agreement) to restructure the Company's guarantee of the debt obligation underlying the Eden Prairie Facility (EPR Facility), which included the following documents: a Senior Subordinated Secured Promissory Note in the amount of $2,780,000; a Junior Subordinated Secured Promissory Note in the amount of $1,000,000; a Mortgage, Assignment of Leases and Rents, Security Agreement and Financing Statement; a Patent Security Agreement; a $6,000,000 Income Sharing Agreement; and a Common Stock Warrant Agreement (collectively, the Loan Documents). The restructuring is subject to an escrow arrangement whereby the restructuring agreement can be rescinded should the Company seek protection under U.S. Bankruptcy laws on or before May 29, 1996. Pursuant to the Loan Agreement, Sanwa agreed to restructure the Company's obligations to guarantee repayment of a loan from Sanwa to EPR, Inc., into three separate obligations as follows:

(a) The $2,780,000 term loan, evidenced by a Senior Subordinated Secured Promissory Note in the amount of $2,780,000, executed by the Company in favor of Sanwa. The note bears interest at the rate of 8% per year and provides for 12 consecutive quarterly payments of $75,000 plus accrued interest and a final payment of any unpaid principal and accrued interest on December 31, 1999.

(b) The $1,000,000 term loan, evidenced by a Junior Subordinated Secured Promissory Note in the amount of $1,000,000, executed by the Company in favor of Sanwa. The note bears interest at the rate of 8% per year and provides for quarterly payments of principal and interest, to the extent that the Company generates cash flow after payment of certain indebtedness and capital expenditures, and a final payment of any unpaid principal and accrued interest on December 31, 1999.

(c) The Income Sharing Agreement, whereby the Company is required to make payments to Sanwa in an amount equal to 40% of the Company's income before taxes (prior to a change in control), less cash interest payments made by the Company under the Senior Subordinated Secured Promissory Note.
     However, if a change in control occurs, as defined, the Company is required to make payments to Sanwa in an amount equal to the percentage of the long-term tax-exempt rate, as defined in Section 382(f) of the Internal Revenue Code of 1986, as amended, times the Company's income before taxes, less cash interest payments made by the Company under the Senior Subordinated Secured Promissory Note. The Income Sharing Agreement remains in effect until the Company has made total payments of $6,000,000 under the agreement, or effectively lapses on December 31, 2010, whichever is earlier.

     EDEN PRAIRIE FACILITY ASSETS SALE AND JANUARY 24, 1996 RESTRUCTURING OF UNDERLYING DEBT GUARANTEE, CONTINUED:

     The Company's obligations under the Loan Documents are collateralized by a security interest in substantially all of the Company's assets. The security interest granted to Sanwa is subordinate to the security interest previously granted in connection with the Asset-Based Short-Term Financing Agreement (see Note 7 of the Company's 1995 10-KSB).

     The Company also granted Sanwa a contingent stock purchase warrant to purchase up to 3,178,780 shares of common stock of the Company for an aggregate purchase price of $10 (see Note 8 of the Company's 1995 10-KSB). The warrant is exercisable only following the occurrence of an "ownership change" in respect of the Company, as defined in Section 382(g)(1) of the Internal Revenue Code of 1986, as amended. The warrant expires upon payment in full by the Company of all amounts due under the Income Sharing Agreement.

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

     The Company is currently operating under the terms and conditions of the new restructured agreement and is awaiting release of the documents from escrow, scheduled for May 29, 1996, at which time the transaction will be recognized for book purposes. The unaudited proforma consolidated balance sheets included in the Company's 1995 annual report on Form 10-KSB has been presented as if the January 24, 1996 restructuring of the Company's debt guarantee associated with the debt of the Eden Prairie facility was completed and effective (including the lapse of the 100 day escrow

     EDEN PRAIRIE FACILITY ASSETS SALE AND JANUARY 24, 1996 RESTRUCTURING OF UNDERLYING DEBT GUARANTEE, CONTINUED:

     arrangement) on December 31, 1995. The Company paid interest to Sanwa in the amount of $56,218 for the first quarter of 1996 pursuant to the terms of the new restructured agreement.


4.   ASSET-BASED SHORT-TERM FINANCING ARRANGEMENT:

     The Company is in violation of certain financial and technical covenants of the Asset-Based short-term financing agreement and a cross-default covenant due to the defaults described in Note 7 of the notes to the consolidated financial statements in the Company's 1995 Form 10-KSB. As a result of these default conditions, the lender may, at its sole discretion declare the Company in default, discontinue making advances to the Company and demand immediate repayment of borrowings under the line of credit. If the lender will continue making advances to the Company, additional borrowing capacity under this line of credit is approximately $159,576 at May 2, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     RESULTS OF OPERATIONS

     GENERAL:

     As discussed in more detail in Notes 2 and 3 to the consolidated financial statements, in the Company's 1995 Form 10-KSB, at December 31, 1995, the Company continued to guarantee indebtedness of EPR, Inc. a wholly owned subsidiary of the Company ("EPR"), to Sanwa Business Credit Corporation ("Sanwa") in the amount of approximately $18.9 million (the "EPR Loan"). EPR ceased operations on January 1, 1994 and had no operations or assets on December 31, 1995.

     As more fully described in Note 3 to the consolidated financial statements included in this Report on Form 10-QSB, in January 1996, the Company and Sanwa entered into a series of agreements (the "Restructuring Agreements"), pursuant to which Sanwa agreed to restructure the Company's obligations to guarantee repayment of the EPR Loan. The Restructuring Agreements are subject to an escrow arrangement whereby Sanwa has the right to rescind the transaction should the Company seek protection under U.S. Bankruptcy Laws on or before May 29, 1996. Pursuant to the Restructuring Agreements, Sanwa agreed to restructure the Company's obligations to guarantee the EPR Loan into three separate obligations: a term loan in the amount of $2,780,000, a term loan in the amount of $1,000,000, and payment obligations under an Income Sharing Agreement which generally requires the Company to make payments to Sanwa in an amount equal to 40% of its pre-tax income, if any, less cash interest payments made by the Company under the $2,780,000 term loan. The Income Sharing Agreement remains in effect until the Company has made total payments of $6,000,000 under the agreement or December 31, 2010, whichever is earlier. As set forth in the Company's December 31, 1995, unaudited pro forma consolidated balance sheet, presented as if the Restructuring Agreements were effective on December 31, 1995, the Company's previous obligation under the guarantee of the EPR Loan was reduced from approximately $18.9 million to approximately $12.0 million. The Company also granted Sanwa a warrant to purchase up to 3,178,780 shares of Common Stock of the Company for an aggregate purchase price of $10.00, which will become exercisable if there is a change in control of the Company as defined in Section 382(g)(1) of the Internal Revenue Code of 1986, as amended. In addition, the Company and Sanwa entered into separate Standstill Agreements with each of James Taylor, the Chief Executive Officer and a Director of the Company, and Edward E. Strickland, the Chairman of the Board of Directors of the Company, under which Mr. Taylor and Mr. Strickland have agreed not to, directly or indirectly, acquire, dispose of, or exercise any option or other right to acquire any capital stock or options of the Company. As a result of the Sanwa Standstill Agreements described above, the Company has agreed to pay these individuals, under a predetermined formula, up to an aggregate of $600,000 based on the increases in the market value of the shares of Common Stock of the Company that they hold and are unable to trade due to the Sanwa Standstill Agreements.

     CONTINUING MANUFACTURING OPERATIONS:

     Continuing operations consist primarily of the precision machining business, which manufactures and assembles medical devices and other precision machined parts on a contract basis. The Company also manufactures proprietary products (oil centrifuges and rotary vane actuators). The Company ceased its plastics manufacturing operations during 1994 and has sold most of the equipment used in its plastics manufacturing operations. The Company currently has no involvement in the waste processing business.

     The Company's net revenues from continuing operations for the first quarter of 1996 decreased by approximately 8.8% from the same period in 1995. The Company's net revenues for the three months ended March 31, 1996 were $2,719,912 compared to $2,980,774 for the same period in 1995. The decrease in revenues was due primarily to reduced sales to one of the Company's major medical customers, whose product demand decreased because they had adequate inventory levels to satisfy their customer requirements. The loss of revenues from this one customer was partially offset by increased revenues from other new medical product customers. Revenues from the Company's two major medical product customers were $1,774,662 or 65% of net revenues for the first quarter of 1996, compared to revenues of $2,177,572 or 73% of net revenues for the same period in 1995. Medical product orders substantially increased during March and April 1996, and rotary vane actuator volume continued its positive growth during these months. Oil centrifuge sales were still flat, but ongoing development work is in process with two large customers. In addition, orders for industrial parts are increasing steadily with significant business coming in from an existing major customer. To the extent that the foregoing comments are forward-looking, they are as usual, subject to specific future events which could cause actual results to differ materially from the foregoing forward-looking statements.

     Gross profit was 15.5% of net sales for the first quarter of 1996, compared to 20.5% of net sales for the first quarter of 1995. The decrease in gross profit for the quarter ended March 31, 1996, was primarily due to an under-utilization of facilities during the first quarter of 1996, along with staff increases in the engineering department to provide product development services and support for new and existing customers.

     Selling, general and administrative expenses were $512,264, or 18.8% of net revenues for the first quarter of 1996, compared to $580,090, or 19.5% of net revenues for the same period in 1995. The decrease in these expenses of approximately $68,000 is primarily due to a reduction in legal and accounting costs of approximately $26,000, related to pursuing restructuring of the debt underlying the EPR facility. The Company also had lower administrative expenses of approximately $16,000 for travel and corporate insurance. In addition, selling expenses, primarily auto and travel, were approximately $26,000 less in the first quarter of 1996 as compared to the first quarter of 1995.

     During the first quarter of 1996, the Company had an operating loss from continuing operations of $91,007, compared to operating income from continuing operations of $32,302 for the same period in 1995. The operating loss from continuing operations for the first quarter of 1996 was due to lower revenues as discussed above, coupled with lower gross margins due to product mix and volume considerations. The loss was partially offset by reductions in selling, general and administrative expenses, primarily in the area of professional fees and also reductions in corporate travel and insurance.

     The Company had a loss from continuing operations of $185,973, or $.06 per share for the first quarter of 1996, compared to a loss from continuing operations of $2,796 or $.001 per share for the same period in 1995. The first quarter 1996 loss from continuing operations resulted from the reasons stated above, along with higher interest expense, lower gains on asset sales and reduced management fee income for managing the waste processing facility (Reuter Recycling of Florida, Inc.), which as described in Notes 3 and 4 to the consolidated financial statements in the Company's 1995 Form 10-KSB, was sold in October 1995.

     The Company had no taxable income, and accordingly, recorded no provision for income taxes during the quarters ended March 31, 1996 and 1995.

     The effect of inflation on the Company's consolidated results has not been significant.

     DISCONTINUED WASTE PROCESSING OPERATIONS:

     As described in Notes 2 and 3 of the notes to consolidated financial statements in the Company's 1995 Form 10-KSB, the Company ceased operation of its EPR facility effective January 1, 1994, sold all assets of EPR effective September 1, 1994, and on January 24, 1996, entered into an agreement to restructure its guarantee of the debt obligation underlying the EPR facility.

     Losses from discontinued operations were $0 and $538,408 for the periods ending March 31, 1996 and 1995, respectively. There was no additional accrual of losses associated with financing underlying discontinued operations for the first quarter of 1996, due to the signing of a debt restructuring agreement on January 24, 1996, associated with the loan guarantee, since , as discussed in Note 3 of this 10-QSB, the Company is currently operating under the terms and conditions of the restructured agreement. The loss from discontinued operations for the quarter ending March 31, 1995, consists of accrued interest on the EPR note guaranteed by the Company.

     NET LOSS:

     The net loss for the quarter ended March 31, 1996 was $185,973 or $.06 per share, compared to a net loss of $541,204 or $.17 per share for the quarter ended March 31, 1995. The improvement is due to not accruing interest on the EPR loan (as discussed above) during 1996.


     LIQUIDITY AND CAPITAL RESOURCES:

     At March 31, 1996, the working capital deficit includes the remaining balance of the Company's guarantee of the EPR Loan, including associated accrued default interest, in addition to the indebtedness under the asset-based short-term financing arrangement. Debt associated with these agreements has been classified as a current liability due to ongoing covenant violations disclosed in notes 2 and 7 of the Company's 1995 Form 10-KSB. The Company had a working capital deficit of $19,964,219 at March 31, 1996, compared to a working capital deficit of $19,905,557 at December 31, 1995. The current ratio at March 31, 1996 was .14, compared to .13 at December 31, 1995. If the restructuring of the debt guarantee had been recognized during the first quarter of 1996, the Company's working capital deficit and current ratio at March 31, 1996, would have been $5,262,600 and .38, respectively. The unaudited proforma consolidated balance sheets included in the Company's 1995 annual report on Form 10-KSB, were presented as if the January 24, 1996 restructuring of the Company's debt guarantee associated with the debt of the Eden Prairie facility was completed and effective (including the lapse of the 100 day escrow arrangement) on December 31, 1995.

     The Company has a $4.5 million line of credit arrangement with an asset-based lender, which is collateralized by assets associated with the manufacturing operations. The Company generally borrows funds up to the maximum available because the line of credit agreement has a minimum borrowing requirement of $2.75 million, upon which the Company pays interest. Funds available to the Company pursuant to the terms of the line of credit agreement are dependent upon the level of eligible accounts receivable and plant and equipment, as defined. The Company is in violation of certain financial and technical covenants contained in this line of credit agreement, which could result in the lender discontinuing advances and demanding repayment of all outstanding borrowings. Due to the default conditions discussed above, and borrowing limits related to available collateral, it is possible that the Company will not be able to borrow sufficient amounts against this line to meet all the operating cash needs of the Company. In addition, there can be no assurance that the asset-based lender will continue to disregard these covenant violations in the future. If the lender takes any action to reduce the availability of funds to the Company, there may not be sufficient liquidity to continue operations. As of May 2, 1996, the Company had borrowed approximately $3,010,225 and if the lender agrees to advance funds, had additional availability of approximately $159,576 under this line of credit.

     The Company had negative cash flow from operations for the three months ended March 31, 1996 of $144,503, compared to negative cash flow from operations of $200,722 for the three months ended March 31, 1995, all funded under the asset-based line of credit. The Company's ability to meet its continuing manufacturing operations cash flow requirements during the remainder of 1996 and beyond, is dependent on continuing adequate sales and margins in the manufacturing business. Management expects a need for capital expenditures to support equipment upgrading and growth in the manufacturing division. Near term capital commitments for new manufacturing equipment total approximately $150,000. Any future expenditures will depend on cash availability. In addition to cash flows from operations, if any, the Company expects to seek needed capital through bank financing or asset-based lending arrangements. However, there can be no assurance that the Company will be able to obtain such financing, or obtain financing on terms that are satisfactory to the Company.

     In summary, the Company currently has negative working capital and is in default under the terms of its asset-based short-term financing arrangement and, as a result of this default, is in default under the new Loan Agreement with Sanwa. Either of these two lenders could, at any time, demand full payment of the underlying debt, which the Company would be unable to satisfy, in which case the Company may be forced to seek protection under U.S. Bankruptcy laws. The Company is currently waiting for the Loan Agreement with Sanwa to be released from escrow, scheduled for May 29, 1996, and is also attempting to obtain waivers for the previously discussed debt covenant violations, however, there can be no assurance that the Company will be able to obtain such waivers.

                           PART II - OTHER INFORMATION


Item 3. Defaults upon Senior Security

     See Footnotes 3 and 4 to Notes to the Consolidated Financial Statements and Management's Discussion and Analysis, included in Item 1 and 2 of this report on Form 10-QSB, for a description of the status of the defaults on the loan underlying the Eden Prairie facility and the Company's line of credit, which is incorporated herein by reference.

     Arrearage (interest and principal) on the Eden Prairie debt as of May 2, 1996, was approximately $7,000,000.

     As of May 2, 1996, the Company had borrowed approximately $3,010,000 and had additional availability of approximately $160,000 under its line of credit agreement.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         REUTER MANUFACTURING, INC.
                         ---------------------------------------------
                         (Registrant)




Date:  May 2, 1996        By: /s/ James W. Taylor
                              ----------------------------------------
                              James W. Taylor
                              President, Chief Executive Officer and Chief
                              Financial Officer (principal executive and
                              financial officer)

Date:  May 2, 1996       By:  /s/ William H. Johnson
                              ----------------------------------------
                              William H. Johnson
                              Vice President, Controller and Secretary
                              (principal accounting officer)