Form 10QSB
period 1996-06-30
REUTER MANUFACTURING INC
filed 1996-08-13
CIK 83490

                                     FORM 10-QSB

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                     For the quarterly period ended June 30, 1996

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                    EXCHANGE ACT
                 For the transition period from          to
                                                --------    ---------
Commission File Number 0-1561

              REUTER MANUFACTURING, INC. (F/K/A GREEN ISLE ENVIRONMENTAL
              ----------------------------------------------------------
                                   SERVICES, INC.)
                                   ---------------
                (Exact name of registrant as specified in its charter)

          MINNESOTA                                             41-0780999
- -------------------------------                            -------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)


   410 - 11TH AVENUE SOUTH, HOPKINS, MINNESOTA                       55343
- -------------------------------------------------                  ---------
 (Address of principal executive offices)                          (Zip Code)

                                 612/935-6921
 ------------------------------------------------------------------------------
                   (Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X .    No.     .
    ---          ---
As of August 8, 1996 there were outstanding 3,191,520 shares of the registrant's common stock, par value $.18-3/4 per share.

PART I. FINANCIAL INFORMATION.

ITEM 1. FINANCIAL STATEMENTS.


REUTER MANUFACTURING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                       For the three months ended      For the six months ended
                                                                                June 30,                         June 30,
                                                                         1996            1995            1996            1995
                                                                     ----------      ----------      ----------      ----------
Net sales                                                            $3,359,688      $3,070,189      $6,079,600      $6,050,963
Less:
   Cost of sales                                                      2,441,867       2,383,060       4,581,889       4,593,294
   Depreciation                                                         137,544         149,309         286,820         298,479
                                                                     ----------      ----------      ----------      ----------

     GROSS PROFIT                                                       780,277         537,820       1,210,891       1,159,190

Selling, general and administrative expenses                            616,596         594,003       1,100,301       1,147,138
Depreciation                                                             28,218          28,605          56,777          55,560
                                                                     ----------      ----------      ----------      ----------
      Operating income (loss)                                           135,463         (84,788)         53,813         (43,508)

Other income (expenses):
   Interest income                                                        2,250           2,346          11,774           4,621
   Interest expense                                                    (100,991)       (101,569)       (202,834)       (195,554)
   Management fees                                                                       30,000                          60,000
   Other, net                                                            20,015           9,007           8,011          26,641
                                                                     ----------      ----------      ----------      ----------
      TOTAL OTHER EXPENSE                                               (78,726)        (60,216)       (183,049)       (104,292)
                                                                     ----------      ----------      ----------      ----------

      INCOME (LOSS) FROM CONTINUING OPERATIONS                           56,737        (145,004)       (129,236)       (147,800)
                                                                     ----------      ----------      ----------      ----------

Discontinued Operations:
   Loss from discontinued waste processing operations,
   primarily accrued interest during elongated debt
   settlement negotiations                                                             (539,270)                     (1,077,678)
                                                                     ----------      ----------      ----------      ----------

      INCOME (LOSS) BEFORE EXTRORDINARY ITEM                             56,737        (684,274)       (129,236)     (1,225,478)

Extraordinary item - gain on debt restructuring (note 3)              7,249,018                       7,249,018
                                                                     ----------      ----------      ----------      ----------
         NET INCOME (LOSS)                                           $7,305,755       ($684,274)     $7,119,782     ($1,225,478)
                                                                     ----------      ----------      ----------      ----------
                                                                     ----------      ----------      ----------      ----------

The accompanying notes are an integral part of the consolidated financial statements.



REUTER MANUFACTURING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
               (CONTINUED)

                                                                       For the three months ended      For the six months ended
                                                                                June 30,                         June 30,
                                                                         1996            1995            1996            1995
                                                                     ----------      ----------      ----------      ----------

Net income (loss) per common share data:

     Primary:
       Income (loss) from continuing operations                           $0.02          ($0.04)         ($0.04)         ($0.04)
       Loss from discontinued operations                                                  (0.17)                          (0.34)
                                                                     ----------      ----------      ----------      ----------
     INCOME (LOSS) PER SHARE BEFORE
      EXTRAORDINARY ITEM                                                  $0.02          ($0.21)         ($0.04)         ($0.38)
                                                                     ----------      ----------      ----------      ----------

Extraordinary item (note 3)                                                2.27                            2.27
                                                                     ----------      ----------      ----------      ----------
      Net income (loss) per share                                         $2.29          ($0.21)          $2.23          ($0.38)
                                                                     ----------      ----------      ----------      ----------
                                                                     ----------      ----------      ----------      ----------



     Fully diluted:
       Income (loss) from continuing operations                           $0.01                          ($0.04)
       Loss from discontinued operations
                                                                     ----------                      ----------

     INCOME (LOSS) PER SHARE BEFORE
      EXTRAORDINARY ITEM                                                  $0.01                          ($0.04)
                                                                     ----------                      ----------

Extraordinary item (note 3)                                                1.83                            2.03
                                                                     ----------                      ----------
      NET INCOME (LOSS) PER SHARE                                         $1.84                           $1.99
                                                                     ----------                      ----------
                                                                     ----------                      ----------


Weighted average number of shares outstanding:
     Primary                                                          3,191,520       3,191,520       3,191,520       3,191,520
     Fully Diluted                                                    3,960,016       3,191,520       3,575,768       3,191,520
                                                                     ----------      ----------      ----------      ----------
                                                                     ----------      ----------      ----------      ----------

The accompanying notes are an integral part of the consolidated financial statements.



     REUTER MANUFACTURING, INC. AND SUBSIDIARIES
          CONSOLIDATED BALANCE SHEETS


                                                                      June 30,    December 31,
                                                                        1996           1995
                                                                   ------------   ------------
ASSETS

CURRENT ASSETS:
  Cash                                                                  $17,110       $101,048
  Investments, restricted                                               250,000        250,000
  Accounts receivable, net of allowances of $17,000
    at June 30, 1996 and $15,000 at December 31, 1995                 1,573,214      1,248,697
  Inventories                                                         1,720,375      1,301,105
  Other current assets                                                   28,632         72,784
                                                                   ------------   ------------
     TOTAL CURRENT ASSETS                                             3,589,331      2,973,634

Property, plant and equipment, net                                    3,776,505      4,082,318
Intangible assets, net                                                  422,048        446,365
                                                                   ------------   ------------
     TOTAL ASSETS                                                    $7,787,884     $7,502,317
                                                                   ------------   ------------
                                                                   ------------   ------------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
  Debt of Eden Prairie facility guaranteed by parent company, including accrued interest of $3,275,656 at
    December 31, 1995                                                              $18,784,019
  Current maturities of long-term debt                               $4,298,248        259,734
  Borrowings under asset-based line of credit                         2,740,461      2,589,575
  Accounts payable, trade                                               865,077        530,991
  Accrued expenses                                                      886,273        714,872
                                                                   ------------   ------------
      TOTAL CURRENT LIABILITIES                                       8,790,059     22,879,191

Long-term debt, less current maturities                               7,775,328        495,715
Other long-term liabilities                                             174,958        199,654

Commitments and contingencies

STOCKHOLDERS' EQUITY (DEFICIENCY):
  Preferred stock, par value $.01 per share;
      authorized 2,500,000 shares; none issued
  Common stock, par value $.1875 per share;
      authorized 9,000,000 shares;  issued and
      outstanding:      3,191,520 shares at
      June 30, 1996 and December 31, 1995                               598,410        598,410
  Additional paid-in capital                                         13,710,596     13,710,596
  Accumulated deficit                                               (23,261,467)   (30,381,249)
                                                                   ------------   ------------
     TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                         (8,952,461)   (16,072,243)
                                                                   ------------   ------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)     $7,787,884     $7,502,317
                                                                   ------------   ------------
                                                                   ------------   ------------

    The accompanying notes are an integral part of the consolidated financial statements.



     REUTER MANUFACTURING, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CASH FLOWS

- ---------------------------------------------------------------------------------------------------

Increase (decrease) in cash                                       For the six months ended June 30,
- ---------------------------------------------------------------------------------------------------
                                                                         1996           1995
- ---------------------------------------------------------------------------------------------------


CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                  $7,119,782    ($1,225,478)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
  Depreciation                                                          34,3597        354,038
  Amortization of intangible assets                                      24,317         39,318
  Extraordinary gain on  debt restructuring (note 3)                 (7,249,018)
  Gain on sales of assets                                                              (10,204)
  Provision for uncollectible accounts receivable                         2,000
  Sanwa interest accrued during elongated debt settlement negotiations               1,077,677
  Provision for obsolete inventory                                       56,500         10,000
  Changes in operating assets and liabilities:
    Accounts receivable                                                (326,517)       (59,137)
    Inventories                                                        (475,770)      (315,371)
    Other assets                                                         44,152        (19,620)
    Accounts payable                                                    334,086        408,294
    Accrued expenses                                                    229,213        161,484
    Accrued retirement                                                  (24,696)       (24,636)
    Other liabilities                                                   (57,812)         8,942
- ---------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                19,834        405,307
- ---------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of property and equipment                                          35,000
  Acquisition of Sollami product line                                                 (248,447)
  Additions to property, plant and equipment                            (37,784)      (147,237)
- ---------------------------------------------------------------------------------------------------
Net cash used in investing activities                                   (37,784)      (360,684)
- ---------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of long-term debt                                          (216,874)       (85,469)
  Proceeds from short-term borrowings                                 5,911,835      5,875,202
  Repayment of short-term borrowings                                 (5,760,949)    (6,046,753)
- ---------------------------------------------------------------------------------------------------
Net cash used in financing activities                                   (65,988)      (257,020)
- ---------------------------------------------------------------------------------------------------

Net decrease in cash                                                    (83,938)      (212,397)
Cash, beginning of year                                                 101,048        209,192
- ---------------------------------------------------------------------------------------------------
Cash, end of period                                                     $17,110        ($3,205)
- ---------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------


Supplemental disclosures of cash flow information:
      Cash paid for interest                                           $202,887       $192,970


Noncash investing and financing activities:
      Purchase of equipment in exchange for notes payable                              226,024
      Purchase of Sollami in exchange for future minimum payments                      385,760

      The accompanying notes are an integral part of the consolidated financial statements.


                     Reuter Manufacturing, Inc. and Subsidiaries
                      Notes to Consolidated Financial Statements
                                     (Unaudited)



1.  FINANCIAL STATEMENTS:

    The unaudited consolidated financial statements of Reuter Manufacturing, Inc. (f/k/a Green Isle Environmental Services, Inc.), and Subsidiaries (the Company) for the three and six month periods ended June 30, 1996 and 1995 reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments, except as described in Note 3 of this Form 10-QSB) necessary to fairly state the consolidated financial position at June 30, 1996 and the consolidated results of operations (including discontinued operations) and cash flows for the reported periods. The consolidated results of operations for any interim period are not necessarily indicative of results expected for the full year. These unaudited consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1995 Form 10-KSB.

    USE OF ESTIMATES:

    The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The most significant areas which require the use of management's estimates relate to allowances for doubtful accounts receivable, inventory obsolescence, and the accrual for container warranty.

    NET INCOME (LOSS) PER SHARE:

    Net income per common and common equivalent shares is computed by dividing net income by the weighted average number of shares outstanding during each period. Common stock equivalents for primary earnings per share purposes represent stock options granted to employees. For purposes of computing fully diluted earnings per share, common shares issuable in connection with the contingent stock purchase warrant issued to Sanwa as part of the restructuring of the Eden Prairie Facility debt and Loan and Security agreement as discussed in Note 3 of this Form 10-QSB.

2.  SELECTED BALANCE SHEET INFORMATION:


    Inventories:

                                    June 30,    December 31,
                                       1996             1995
                                  ----------      ----------
    Raw materials and supplies    $  468,150      $  297,067
    Work-in-process                1,252,225       1,004,038
                                  ----------      ----------
                                  $1,720,375      $1,301,105
                                  ----------      ----------
                                  ----------      ----------

3. EDEN PRAIRIE FACILITY ASSETS SALE AND JANUARY 24, 1996 RESTRUCTURING OF UNDERLYING DEBT GUARANTEE:

    As described in Notes 2 and 3 of the notes to consolidated financial statements in the Company's 1995 Form 10-KSB, on January 24, 1996, the Company and Sanwa Business Credit Corporation (Sanwa) entered into a Loan and Security Agreement (the Loan Agreement) to restructure the Company's guarantee of the debt obligation underlying the Eden Prairie Facility (EPR Facility), which included the following documents: a Senior Subordinated Secured Promissory Note in the amount of $2,780,000; a Junior Subordinated Secured Promissory Note in the amount of $1,000,000; a Mortgage, Assignment of Leases and Rents, Security Agreement and Financing Statement; a Patent Security Agreement; a $6,000,000 Income Sharing Agreement; and a Common Stock Warrant Agreement (collectively, the Loan Documents). The restructuring was subject to an escrow arrangement whereby the restructuring agreement could be rescinded if the Company sought protection under U.S. Bankruptcy laws on or before June 6, 1996. The documents were released from escrow in June 1996, at which time the restructuring transaction was recognized by the Company as an extraordinary item - gain on debt restructuring of approximately $7.2 million. There was no income tax effect related to the extraordinary gain, due to the net operating loss carryforwards available to the Company, as well as the Company's continued insolvency for tax purposes, subsequent to the debt restructuring.

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

(c) The Income Sharing Agreement, whereby the Company is required to make payments to Sanwa in an amount equal to 40% of the Company's income before taxes (prior to a change in control as defined in Section 382(g)(1) of the Internal Revenue Code of 1986, as amended), less cash interest payments made by the Company under the Senior Subordinated Secured Promissory Note. However, if a change in control occurs, the Company is required to make payments to Sanwa in an amount equal to the percentage of the long-term tax-exempt rate, as defined in Section 382(f) of the Internal Revenue Code of 1986, as amended, multiplied by the Company's income before taxes, less cash interest payments made by the Company under the Senior Subordinated Secured Promissory Note. The Income Sharing Agreement remains in effect until the Company has made total payments of $6,000,000 under the agreement, or it expires on December 31, 2010, whichever is earlier.

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

    In addition, the Company and Sanwa entered into separate Standstill Agreements with the Company's Chief Executive Officer (the CEO) and its Chairman of the Board of Directors (the Chairman) who agreed not to, directly or indirectly, acquire, dispose of, or exercise any option or other right to acquire any capital stock or option of the Company. The Standstill Agreements remain in effect until the earlier of (a) the expiration of the Income Sharing Agreement, (b) the death of the CEO or the Chairman,

    EDEN PRAIRIE FACILITY ASSETS SALE AND JANUARY 24, 1996 RESTRUCTURING OF UNDERLYING DEBT GUARANTEE, CONTINUED:

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

4.  ASSET-BASED SHORT-TERM FINANCING ARRANGEMENT:

    The Company is in violation of certain financial and technical covenants of the Asset-Based short-term financing agreement and a cross-default covenant due to the defaults described in this Form 10-QSB under the caption "Liquidity and Capital Resources" and Note 7 of the notes to the consolidated financial statements in the Company's 1995 Form 10-KSB. As a result of these default conditions, the lender may, at its sole discretion declare the Company in default, discontinue making advances to the Company and demand immediate repayment of borrowings under the line of credit. If the lender will continue making advances to the Company, additional borrowing capacity under this line of credit is approximately $75,000 at August 8, 1996.

5.  RECLASSIFICATIONS:

    Certain reclassifications have been made to the periods ended June 30, 1995 consolidated statements of operations to conform to the current periods presentation. These reclassifications had no impact on previously reported losses from continuing operations.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    RESULTS OF OPERATIONS

    GENERAL:

    In June 1996, the "Restructuring Agreements" (described below) were released from escrow and the Company was released from its guarantee of the indebtedness of EPR, Inc. ("EPR") a wholly owned subsidiary of the Company to Sanwa Business Credit Corporation. The Company recognized an extraordinary gain of $7,249,018 or $2.27 per share ($1.83 per share on a fully diluted basis) during the second quarter of 1996 in connection with this transaction. EPR ceased operations on January 1, 1994 and had no operations or assets on December 31, 1995.

    As more fully described in Note 3 to the consolidated financial statements included in this report on Form 10-QSB, in January 1996, the Company and Sanwa entered into a series of agreements (the "Restructuring Agreements"), pursuant to which Sanwa agreed to restructure the Company's obligations to guarantee repayment of the EPR Loan. The Restructuring Agreements were subject to an escrow arrangement whereby Sanwa had the right to rescind the transaction if the Company sought protection under U.S. Bankruptcy Laws on or before June 6, 1996. As described above, the Restructuring Agreements were released from escrow and the Company was released from its guarantee of the indebtedness of the EPR debt during June 1996. Pursuant to the Restructuring Agreements, Sanwa agreed to restructure the Company's obligations on the EPR Loan into three separate obligations: a term loan in the amount of $2,780,000, a term loan in the amount of $1,000,000, and payment obligations under an Income Sharing Agreement which generally requires the Company to make payments to Sanwa in an amount equal to 40% of its pre-tax income, if any, less cash interest payments made by the Company under the $2,780,000 term loan. The Income Sharing Agreement remains in effect until the Company has made total payments of $6,000,000 under the agreement or December 31, 2010, whichever is earlier. The Company also granted Sanwa a warrant to purchase up to 3,178,780 shares of Common Stock of the Company for an aggregate purchase price of $10.00, which will become exercisable if there is a change in control of the Company as defined in
    Section 382(g)(1) of the Internal Revenue Code of 1986, as amended. In addition, the Company and Sanwa entered into separate Standstill Agreements with each of James Taylor, the Chief Executive Officer and a Director of the Company, and Edward E. Strickland, the Chairman of the Board of Directors of the Company, under which Mr. Taylor and Mr. Strickland have agreed not to, directly or indirectly, acquire, dispose of, or exercise any option or other right to acquire any capital stock or options of the Company. As a result of the Sanwa Standstill Agreements described above, the Company has agreed to pay these individuals, under a predetermined formula, up to an aggregate of $600,000 based on the increases in the market value of the shares of Common Stock of the Company that they hold and are unable to trade due to the Sanwa Standstill Agreements.

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

    The Company's net sales from continuing operations for the second quarter of 1996 increased by approximately 9.4% from the same period in 1995. The Company's net sales for the six months ended June 30, 1996 were $6,079,600 compared to $6,050,963 for the same period in 1995. The increase in sales was due primarily to increased sales to one of the Company's major medical customers in the second quarter, which offset a decrease in sales to the Company's other major medical customer of approximately $880,000 and $1,500,000 for the three and six month periods ended June 30, 1996, respectively, from the comparable three and six month periods ended June 30, 1995. Sales to the Company's two major medical product customers were $2,453,468 or 73.0% of net sales for the second quarter of 1996, compared to sales of $2,090,946 or 68.1% of net sales for the same period in 1995.
    Sales to the Company's two major medical product customers were $4,228,130 or 69.6% of net sales and $4,268,518 or 70.5% of net sales for the six-months ended June 30, 1996 and 1995, respectively. Medical product orders substantially increased during the second quarter of 1996, and rotary vane actuator volume continued its positive growth during these months.

    Gross profit was 23.2% of net sales for the second quarter of 1996, compared to 17.5% of net sales for the second quarter of 1995. Gross profit was 19.9% and 19.2% of net sales for the six month periods ended June 30, 1996 and 1995, respectively. The improvement in gross profit for the quarter and six-months ended June 30, 1996, was primarily due to an increase in higher margin medical product business. In addition, the Company was able to obtain operational efficiencies as a result of the increase in sales volume.

    Selling, general and administrative expenses were $644,814, or 19.2% of net sales for the second quarter of 1996, compared to $622,608, or 20.3% of net sales for the same period in 1995. The dollar increase in these expenses for the second quarter of approximately $22,000 is primarily due to increases in selling related expenses of approximately $49,000 to market Company products (rotary vane actuators and oil centrifuges) including trade shows, business travel and additional sales personnel. These increases in selling expenses were partially offset by a reduction in administrative expenses of approximately $27,000, primarily in legal and accounting costs incurred during the three-months ended June 30, 1995 related to restructuring of the debt underlying the EPR facility. Selling, general and administrative expenses were $1,157,078, or 19.0% of net sales for the six-month period ended June 30, 1996, compared to $1,202,698, or 19.9% of net sales for the same period in 1995. The decrease in these expenses for the six-month period ended June 30, 1996 is primarily due to a reduction in legal and accounting costs related to the restructuring of the debt underlying the EPR facility.

    The Company had operating income from continuing operations of $135,463 for the second quarter of 1996, compared to an operating loss from continuing operations of $84,788 for the same period in 1995. The operating income from continuing operations for the three-months ended June 30, 1996 was attributable to increased volume, primarily in medical products, partially offset with a small increase of approximately $22,000 in selling and administrative expenses. The Company had operating income from continuing operations of $53,813 for the six-month period ended June 30, 1996, compared to an operating loss from continuing operations of $43,508 for the same period in 1995. The improvement in income from continuing operations for the six-month period ended June 30, 1996 is due to increased sales of higher margin medical products, coupled with a net decrease of $45,620 in selling, general and administrative expenses, primarily related to reduced legal and accounting expenses, as discussed above.

    The Company had income from continuing operations of $56,737, or $.02 per share ($.01 per share on a fully diluted basis) for the second quarter of 1996, compared to a loss from continuing operations of $145,004 or $.04 per share for the same period in 1995. The second quarter 1996 income from continuing operations resulted from the reasons stated above, along with the loss of management fee income of approximately $30,000 for managing the waste processing facility (Reuter Recycling of Florida, Inc.), which as described in Notes 3 and 4 to the consolidated financial statements in the Company's 1995 Form 10-KSB, was sold in October 1995. The Company had a loss from continuing operations of $129,236, or $.04 per share (primary and fully diluted basis) for the six-month period ended June 30, 1996, compared to a loss from continuing operations of $147,800 or $.04 per share for the same period in 1995. The improvement in loss from continuing operations for the six-month period ended June 30, 1996 is due to the reasons stated above, net of lost management fee income of $60,000.

    The Company did not recognize a tax provision during the periods ended June 30, 1996, due to the net operating loss carryforwards available to the Company as well as the Company's continued insolvency for tax purposes, subsequent to the debt restructuring. The Company had no taxable income, and accordingly, recorded no provision for income taxes for the periods ended June 30, 1995.

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

    Losses from discontinued operations were $0 and $539,270 for the quarters ended June 30, 1996 and 1995, respectively, and $0 and $1,077,678 for the six-month periods ended June 30, 1996 and 1995, respectively. The loss from discontinued operations for the quarter and six-month periods ended June 30, 1995, consists of accrued interest on the EPR note guaranteed by the Company. There was no additional accrual of losses associated with financing underlying discontinued operations for the first and second quarters of 1996, due to the signing of a debt restructuring agreement on January 24, 1996, and the subsequent release of the documents from escrow on June 6, 1996.

    NET INCOME (LOSS):

    The net income for the quarter ended June 30, 1996 was $7,305,755 or $2.29 per share ($1.84 per share on a fully diluted basis), compared to a net loss of $684,274 or $.21 per share for the quarter ended June 30, 1995.
    The net income for the six-month period ended June 30, 1996 was $7,119,782 or $2.23 per share ($1.99 per share on a fully diluted basis), compared to a net loss of $1,225,478 or $.38 per share for the same period in 1995.
    The improvement in 1996 is due primarily to recognition of an extraordinary gain from debt restructuring of $7,249,018 or $2.27 per share ($1.83 and $2.03 per share on a fully diluted basis for the three and six-month periods ended June 30, 1996, respectively) and not accruing interest on the EPR loan (as discussed above).

    LIQUIDITY AND CAPITAL RESOURCES:

    At June 30, 1996, the working capital deficit includes the current portion of the restructured debt obligation, in addition to the indebtedness under the asset-based short-term financing arrangement. With the exception of the balance of the Income Sharing Agreement (see Note 3 to this Form 10-QSB), debt associated with these agreements has been classified as a current liability due to ongoing covenant violations disclosed in the following paragraph and in notes 2 and 7 to the consolidated financial statements in the Company's 1995 Form 10-KSB. The Company had a working capital deficit of $5,200,728 at June 30, 1996, compared to a working capital deficit of $19,905,557 at December 31, 1995. The current ratio at June 30, 1996 was .41, compared to .13 at December 31, 1995. The improvement in the working capital deficit and current ratio is due primarily to the recognition of the debt restructuring which reduced the amount of debt previously carried that was classified as a current liability.

    The Company has a $4.5 million line of credit arrangement with an asset-based lender, which is collateralized by assets associated with the manufacturing operations. The Company generally borrows funds up to the maximum available because the line of credit agreement has a minimum borrowing requirement of $2.75 million, upon which the Company pays interest. Funds available to the Company pursuant to the terms of the line of credit agreement are dependent upon the level of eligible accounts receivable and plant and equipment, as defined. The Company is in violation of certain financial and technical covenants contained in this line of credit agreement, which could result in the lender discontinuing advances and demanding repayment of all outstanding borrowings. Due to the default conditions discussed above, and borrowing limits related to available collateral, it is possible that the Company will not be able to borrow sufficient amounts against this line to meet all the operating cash needs of the Company. In addition, there can be no assurance that the asset-based lender will continue to disregard these covenant violations in the future. If the lender takes any action to reduce the availability of funds to the Company, there may not be sufficient liquidity to continue operations. As of August 8, 1996, the Company had borrowed approximately $2,830,000 and if the lender agrees to advance additional funds, had additional availability of approximately $75,000 under this line of credit.

    The Company had positive cash flow from operations for the six-months ended June 30, 1996 of $19,834, compared to positive cash flow from operations of $405,307 for the six-months ended June 30, 1995. The decrease in cash flow from operations is primarily due to inventory build-up in anticipation of higher production volumes for the third and fourth quarters of 1996 and an increase in accounts receivable from the beginning of the year. The Company's ability to meet its continuing manufacturing operations cash flow requirements during the remainder of 1996 and beyond, is dependent on continuing adequate sales and margins in the manufacturing business. Management expects a need for capital expenditures to support equipment upgrading and growth in the manufacturing division. Near term capital commitments for new manufacturing equipment total approximately $175,000. Any future expenditures will depend on cash availability. In addition to cash flows from operations, if any, the Company expects to seek needed capital through bank financing or asset-based lending arrangements. However, there can be no assurance that the Company will be able to obtain such financing, or obtain financing on terms that are satisfactory to the Company.

    In summary, the Company currently has negative working capital and is in default under the terms of its asset-based short-term financing arrangement and, as a result of this default, is in default under the restructured Loan Agreement with Sanwa. Either of these two lenders could, at any time, demand full payment of the underlying debt, which the Company would be unable to satisfy, in which case the Company may be forced to seek protection under U.S. Bankruptcy laws. The Company is attempting to obtain waivers for the previously discussed debt covenant violations, however, there can be no assurance that the Company will be able to obtain such waivers.

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


    As of August 8, 1996, the Company had borrowed approximately $2,830,000 and had additional availability of approximately $75,000 under its line of credit agreement.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits.
     Item No.   Item                         Method of Filing
     --------   ----                         ----------------
        27.1    Financial Data Schedule      Filed herewith

(b)  Reports on Form 8-K.
     None.

                                      SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             REUTER MANUFACTURING, INC.
                             -----------------------------
              (Registrant)




Date:         August 13, 1996                By:  /s/ James W. Taylor
              --------------------              ----------------------------
                                                 James W. Taylor
                                                 President, Chief Executive
                                                 Officer and Chief Financial
                                                 Officer (principal executive
                                                 and financial officer)


Date:         August 13, 1996                By:  /s/ William H. Johnson
              ---------------------             ----------------------------
                                                 William H. Johnson
                                                 Vice President, Controller and
                                                 Secretary (principal accounting
                                                 officer)

                            REUTER MANUFACTURING, INC.

                               EXHIBIT TO QUARTERLY
                               REPORT ON FORM 10-QSB
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996


Item No.            Item                          Method of Filing
- --------            ----                          ----------------
27.1                Financial Data Schedule       Filed herewith.