Form 10QSB
period 1996-09-30
REUTER MANUFACTURING INC
filed 1996-10-25
CIK 83490

                                   FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1996

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                           EXCHANGE ACT
For the transition period from          to
                               --------    --------

Commission File Number 0-1561

                          REUTER MANUFACTURING, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Minnesota                                          41-0780999
-------------------------------                   -------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)

   410 - 11th Avenue South, Hopkins, Minnesota                55343
-------------------------------------------------       ----------------
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

Yes  X .    No.     .
    ---          ---
As of October 25, 1996 there were outstanding 3,198,520 shares of the registrant's common stock, par value $.18-3/4 per share.

PART I. FINANCIAL INFORMATION.

ITEM 1. FINANCIAL STATEMENTS.


REUTER MANUFACTURING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS


                                                            For the three months ended             For the nine months ended
                                                                   September 30,                          September 30,
                                                             1996                1995               1996                1995
                                                         -------------       -------------       -------------       -------------
Net sales                                                 $4,038,677          $2,703,830         $10,118,277          $8,754,793
Less:
  Cost of sales                                            2,683,024           2,168,215           7,264,913           6,761,509
  Depreciation                                               136,088             150,442             422,908             448,921
                                                         -------------       -------------       -------------       -------------

    GROSS PROFIT                                           1,219,565             385,173           2,430,456           1,544,363

Selling, general and administrative expenses                 577,821             520,356           1,678,122           1,667,494
Depreciation                                                  26,320              28,751              83,097              84,311
                                                         -------------       -------------       -------------       -------------
    OPERATING INCOME (LOSS)                                  615,424            (163,934)            669,237            (207,442)

Other income (expenses):
  Interest income                                              2,314               2,951              14,088               7,572
  Interest expense                                          (104,629)           (106,490)           (307,463)           (302,044)
  Management fees                                                                 30,000                                  90,000
  Other, net                                                  14,778              16,988              22,789              43,629
                                                         -------------       -------------       -------------       -------------
    TOTAL OTHER EXPENSE                                      (87,537)            (56,551)           (270,586)           (160,843)
                                                         -------------       -------------       -------------       -------------

    INCOME (LOSS) FROM CONTINUING OPERATIONS                 527,887            (220,485)            398,651            (368,285)
                                                         -------------       -------------       -------------       -------------

Discontinued Operations:
  Loss from discontinued waste processing operations,
  primarily accrued interest during elongated debt
  settlement negotiations                                                       (540,131)                             (1,617,809)
                                                         -------------       -------------       -------------       -------------

    INCOME (LOSS) BEFORE EXTRORDINARY ITEM                   527,887            (760,616)            398,651          (1,986,094)

Extraordinary item - gain on debt restructuring (note 3)                                           7,249,018
                                                         -------------       -------------       -------------       -------------
      NET INCOME (LOSS)                                     $527,887           ($760,616)         $7,647,669         ($1,986,094)
                                                         -------------       -------------       -------------       -------------
                                                         -------------       -------------       -------------       -------------




The accompanying notes are an integral part of the consolidated financial statements.

REUTER MANUFACTURING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
                (CONTINUED)


                                                            For the three months ended              For the nine months ended
                                                                   September 30,                           September 30,
                                                             1996                 1995              1996                 1995
                                                          ------------          ------------      ------------        ------------
Net income (loss) per common share data:

  Primary:
   Income (loss) from continuing operations                    $0.15              ($0.07)              $0.12              ($0.11)
   Loss from discontinued operations                                               (0.17)                                  (0.51)
                                                          ------------          ------------      ------------        ------------

  INCOME (LOSS) PER SHARE BEFORE
   EXTRAORDINARY ITEM                                           0.15               (0.24)               0.12               (0.62)
                                                          ------------          ------------      ------------        ------------

Extraordinary item (note 3)                                                                             2.19
                                                          ------------          ------------      ------------        ------------
   NET INCOME (LOSS) PER SHARE                                 $0.15              ($0.24)              $2.31              ($0.62)
                                                          ------------          ------------      ------------        ------------
                                                          ------------          ------------      ------------        ------------



  Fully diluted:
   Income from continuing operations                           $0.08                                   $0.08
   Loss from discontinued operations
                                                          ------------                            ------------
  INCOME PER SHARE BEFORE
   EXTRAORDINARY ITEM                                           0.08                                    0.08
                                                          ------------                            ------------

Extraordinary item (note 3)                                                                             1.51
                                                          ------------                            ------------
   NET INCOME PER SHARE                                        $0.08                                   $1.59
                                                          ------------                            ------------
                                                          ------------                            ------------

Weighted average number of shares outstanding:
   Primary                                                 3,406,831           3,191,520           3,308,530           3,191,520
                                                          ------------        ------------        ------------        ------------
                                                          ------------        ------------        ------------        ------------

   Fully Diluted                                           6,658,086           3,191,520           4,800,810           3,191,520
                                                          ------------        ------------        ------------        ------------
                                                          ------------        ------------        ------------        ------------






The accompanying notes are an integral part of the consolidated financial statements.

                     REUTER MANUFACTURING, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS

                                                             September 30,        December 31,
                                                                 1996                 1995
                                                             ---------------      --------------
ASSETS

CURRENT ASSETS:
 Cash                                                             $174,996            $101,048
 Investments, restricted                                           250,000             250,000
 Accounts receivable, net of allowances of $17,000
  at September 30, 1996 and $15,000 at December 31, 1995         1,802,875           1,248,697
 Inventories                                                     1,854,576           1,301,105
 Other current assets                                               14,275              72,784
                                                             ---------------      --------------
   TOTAL CURRENT ASSETS                                          4,096,722           2,973,634

Property, plant and equipment, net                               3,835,858           4,082,318
Intangible assets, net                                             409,889             446,365
                                                             ---------------      --------------
   TOTAL ASSETS                                                 $8,342,469          $7,502,317
                                                             ---------------      --------------
                                                             ---------------      --------------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
 Debt of Eden Prairie facility guaranteed by parent company, including accrued interest of $3,275,656 at
  December 31, 1995                                                                $18,784,019
 Current maturities of long-term debt                           $4,311,846             259,734
 Borrowings under asset-based line of credit                     2,892,222           2,589,575
 Accounts payable, trade                                           756,981             530,991
 Accrued expenses                                                  822,846             714,872
                                                             ---------------      --------------
   TOTAL CURRENT LIABILITIES                                     8,783,895          22,879,191

Long-term debt, less current maturities                          7,818,448             495,715
Other long-term liabilities                                        162,610             199,654

Commitments and contingencies

STOCKHOLDERS' EQUITY (DEFICIENCY):
 Preferred stock, par value $.01 per share;
   authorized 2,500,000 shares; none issued
 Common stock, par value $.1875 per share;
   authorized 9,000,000 shares;  issued and
   outstanding: 3,198,520 shares at September 30,1996
   and 3,191,520 shares at December 31, 1995                       599,722             598,410
 Additional paid-in capital                                     13,711,374          13,710,596
 Accumulated deficit                                           (22,733,580)        (30,381,249)
                                                             ---------------      --------------
  TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                       (8,422,484)        (16,072,243)
                                                             ---------------      --------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)     $8,342,469          $7,502,317
                                                             ---------------      --------------
                                                             ---------------      --------------






                  The accompanying notes are an integral part of the
                          consolidated financial statements.

                     REUTER MANUFACTURING, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS

----------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash                                                       For the nine months ended September 30,
----------------------------------------------------------------------------------------------------------------------------

                                                                                        1996                    1995

----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                 $7,647,669             ($1,986,094)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
  Depreciation                                                                         506,005                 533,232
  Amortization of intangible assets                                                     36,476                  58,976
  Extraordinary gain on  debt restructuring (note 3)                                (7,249,018)
  Gain on sales of assets                                                                                       (9,636)
  Provision for uncollectible accounts receivable                                        2,000                   7,907
  Sanwa interest accrued during elongated debt settlement negotiations                                       1,617,809
  Provision for obsolete inventory                                                     100,000                  15,000
  Changes in operating assets and liabilities:
    Accounts receivable                                                               (556,178)                143,224
    Inventories                                                                       (653,471)               (277,849)
    Other assets                                                                        58,509                 (20,153)
    Accounts payable                                                                   225,990                 247,284
    Accrued expenses                                                                   158,691                 178,859
    Accrued retirement                                                                 (37,044)                (32,750)
    Other liabilities                                                                  (50,717)                (18,849)
----------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                              188,912                 456,960
----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of property and equipment                                                                  35,124
  Acquisition of Sollami product line                                                                         (287,921)
  Additions to property, plant and equipment                                          (101,957)               (133,455)
----------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                 (101,957)               (386,252)
----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of long-term debt                                                         (317,744)               (131,057)
  Proceeds from short-term borrowings                                                9,881,315               8,758,977
  Repayment of short-term borrowings                                                (9,578,668)             (8,906,480)
  Proceeds from issuance of stock                                                        2,090
----------------------------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                                  (13,007)               (278,560)
----------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash                                                         73,948                (207,852)

Cash, beginning of year                                                                101,048                 209,192
----------------------------------------------------------------------------------------------------------------------------
Cash, end of period                                                                   $174,996                  $1,340
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------


Supplemental disclosures of cash flow information:
      Cash paid for interest                                                          $307,516                $299,460


Noncash investing and financing activities:
      Purchase of equipment in exchange for notes payable                              157,588                 226,024
      Purchase of Sollami in exchange for future minimum payments                                              346,285


                  The accompanying notes are an integral part of the
                          consolidated financial statements.

                     Reuter Manufacturing, Inc. and Subsidiaries
                      Notes to Consolidated Financial Statements
                                     (Unaudited)



1.  FINANCIAL STATEMENTS:

    The unaudited consolidated financial statements of Reuter Manufacturing, Inc., and Subsidiaries (the Company) for the three and nine-month periods ended September 30, 1996 and 1995 reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments, except as described in Note 3 of this Form 10-QSB) necessary to fairly state the consolidated financial position at September 30, 1996 and the consolidated results of operations (including discontinued operations) and cash flows for the reported periods. The consolidated results of operations for any interim period are not necessarily indicative of results expected for the full year. These unaudited consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1995 Form 10-KSB.

    USE OF ESTIMATES:

    The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The most significant areas which require the use of management's estimates relate to allowances for doubtful accounts receivable, inventory obsolescence, and the accrual for container warranty.

    NET INCOME (LOSS) PER SHARE:

    Net income per common and common equivalent shares is computed by dividing net income by the weighted average number of shares outstanding during each period. Common stock equivalents for primary earnings per share purposes represent stock options granted to employees. For purposes of computing fully diluted earnings per share, common shares issuable in connection with the contingent stock purchase warrant issued to Sanwa Business Credit Corporation (Sanwa) as part of the restructuring of the Eden Prairie Facility debt (as discussed in Note 3(c) of this Form 10-QSB), are considered issued and outstanding.

2.  SELECTED BALANCE SHEET INFORMATION:


    Inventories:

                                  September 30,            December 31,
                                           1996                    1995
                                  -------------            ------------
    Raw materials and supplies      $   427,183              $  297,067
    Work-in-process                   1,427,393               1,004,038
                                  -------------            ------------
                                    $ 1,854,576              $1,301,105
                                  -------------            ------------
                                  -------------            ------------

3. EDEN PRAIRIE FACILITY ASSETS SALE AND JANUARY 24, 1996 RESTRUCTURING OF UNDERLYING DEBT GUARANTEE:

    As described in Notes 2 and 3 of the notes to consolidated financial statements in the Company's 1995 Form 10-KSB, on January 24, 1996, the Company and Sanwa Business Credit Corporation (Sanwa) entered into a Loan and Security Agreement (the Loan Agreement) to restructure the Company's guarantee of the debt obligation underlying the Eden Prairie Facility (EPR Facility), which included the following documents: a Senior Subordinated Secured Promissory Note in the amount of $2,780,000; a Junior Subordinated Secured Promissory Note in the amount of $1,000,000; a Mortgage, Assignment of Leases and Rents, Security Agreement and Financing Statement; a Patent Security Agreement; a $6,000,000 Income Sharing Agreement; and a Common Stock Warrant Agreement (collectively, the Loan Documents). The restructuring became effective on June 6, 1996, at which time the restructuring transaction was recognized by the Company as an extraordinary item - gain on debt restructuring of approximately $7.2 million. There was no income tax effect related to the extraordinary gain, due to the net operating loss carryforwards available to the Company, as well as the Company's continued insolvency for tax purposes, subsequent to the debt restructuring.

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

(c) The Income Sharing Agreement, whereby the Company is required to make payments to Sanwa in an amount equal to 40% of the Company's income before taxes, as defined, (prior to a change in control as defined in Section 382(g)(1) of the Internal Revenue Code of 1986, as amended), less cash interest payments made by the Company under the Senior Subordinated Secured Promissory Note. However, if a change in control occurs, the Company is required to make payments to Sanwa in an amount equal to the percentage of the long-term tax-exempt rate, as defined in Section 382(f) of the Internal Revenue Code of 1986, as amended, multiplied by the Company's income before taxes, as defined, less cash interest payments made by the Company under the Senior Subordinated Secured Promissory Note. The Income Sharing Agreement remains in effect until the Company has made total payments of $6,000,000 under the agreement, or it expires on December 31, 2010, whichever is earlier.

    The Company's obligations under the Loan Documents are collateralized by a security interest in substantially all of the Company's assets. The security interest granted to Sanwa is subordinate to the security interest previously granted in connection with the Asset-Based Short-Term Financing Agreement (see Note 7 of the Company's 1995 10-KSB).

    The Company also granted Sanwa a contingent stock purchase warrant to purchase up to 3,178,780 shares of common stock of the Company for an aggregate purchase price of $10 (ten dollars) (see Note 8 of the Company's 1995 10-KSB). The warrant is exercisable only following the occurrence of an "ownership change" in respect of the Company, as defined in
    Section 382(g)(1) of the Internal Revenue Code of 1986, as amended. The warrant expires upon payment in full by the Company of all amounts due under the Income Sharing Agreement.

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

    As a result of the Sanwa Standstill Agreements described above, the Company has entered into an agreement (the Management Standstill Agreement) with the CEO and the Chairman whereby, under a predetermined formula, these two individuals can earn up to an aggregate of $600,000 based on increases in the market value of shares they hold, that they are unable to trade due to the provisions of the Sanwa Standstill Agreement.

4.  ASSET-BASED SHORT-TERM FINANCING ARRANGEMENT:

    The Company is in violation of certain financial and technical covenants of the Asset-Based short-term financing agreement and a cross-default covenant due to the defaults described in this Form 10-QSB under the caption "Liquidity and Capital Resources" and Note 7 of the notes to the consolidated financial statements in the Company's 1995 Form 10-KSB. As a result of these default conditions, the lender may, at its sole discretion declare the Company in default, discontinue making advances to the Company and demand immediate repayment of borrowings under the line of credit. If the lender will continue making advances to the Company, additional borrowing capacity under this line of credit is approximately $158,000 at October 25, 1996.

5.  RECLASSIFICATIONS:

    Certain reclassifications have been made to the periods ended September 30, 1995 consolidated statements of operations to conform to the current periods presentation. These reclassifications had no impact on previously reported losses from continuing operations.

6.  SIGNIFICANT CUSTOMERS:

    Sales to the Company's two largest medical product customers were $3,106,609 or 76.9% of net sales for the third quarter of 1996, compared to sales of $1,949,674 or 72.1% of net sales for the same period in 1995. Sales to the Company's two largest medical product customers were $7,334,739 or 72.5% of net sales and $6,218,192 or 71.0% of net sales for the nine-months ended September 30, 1996 and 1995, respectively.

    Accounts receivable concentrations associated with the two largest medical customers discussed above, represented 55.6% and 11.4% of September 30, 1996 total customer accounts receivable.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    RESULTS OF OPERATIONS

    GENERAL:

    In June 1996, the "Restructuring Agreements" (described below) were released from escrow and the Company was released from its guarantee of the indebtedness of EPR, Inc. ("EPR") a wholly owned subsidiary of the Company to Sanwa Business Credit Corporation. The Company recognized an extraordinary gain of $7,249,018 or $2.19 per share ($1.51 per share on a fully diluted basis) during the second quarter of 1996 in connection with this transaction. EPR ceased operations on January 1, 1994 and had no operations or assets on December 31, 1995.

    As more fully described in Note 3 to the consolidated financial statements included in this report on Form 10-QSB, in January 1996, the Company and Sanwa entered into a series of agreements (the "Restructuring Agreements"), pursuant to which Sanwa agreed to restructure the Company's obligations to guarantee repayment of the EPR Loan. The Restructuring Agreements were subject to an escrow arrangement whereby Sanwa had the right to rescind the transaction if the Company sought protection under U.S. Bankruptcy Laws on or before June 6, 1996. As described above, the Restructuring Agreements were released from escrow and the Company was released from its guarantee of the indebtedness of the EPR debt during June 1996. Pursuant to the Restructuring Agreements, Sanwa agreed to restructure the Company's obligations on the EPR Loan into three separate obligations: a term loan in the amount of $2,780,000, a term loan in the amount of $1,000,000, and payment obligations under an Income Sharing Agreement which generally requires the Company to make payments to Sanwa in an amount equal to 40% of its income before taxes, as defined, if any, less cash interest payments made by the Company under the $2,780,000 term loan. The Income Sharing Agreement remains in effect until the Company has made total payments of $6,000,000 under the agreement or December 31, 2010, whichever is earlier. The Company also granted Sanwa a warrant to purchase up to 3,178,780 shares of Common Stock of the Company for an aggregate purchase price of $10.00 (ten dollars), which will become exercisable if there is a change in control of the Company as defined in Section 382(g)(1) of the Internal Revenue Code of 1986, as amended. In addition, the Company and Sanwa entered into separate Standstill Agreements with each of James Taylor, the Chief Executive Officer and a Director of the Company, and Edward E. Strickland, the Chairman of the Board of Directors of the Company, under which Mr. Taylor and Mr. Strickland have agreed not to, directly or indirectly, acquire, dispose of, or exercise any option or other right to acquire any capital stock or options of the Company. As a result of the Sanwa Standstill Agreements described above, the Company has agreed to pay these individuals, under a predetermined formula, up to an aggregate of $600,000 based on the increases in the market value of the shares of Common Stock of the Company that they hold and are unable to trade due to the Sanwa Standstill Agreements.

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

    The Company's net sales from continuing operations for the third quarter of 1996 increased by approximately 49.4% or $1,334,847 from the same period in 1995. The Company's net sales for the nine-months ended September 30, 1996 were $10,118,277 compared to $8,754,793 for the same period in 1995, an increase of 15.6%. The increase in sales was due primarily to increased sales to one of the Company's largest medical customers in the third quarter, which offset a decrease in sales to the Company's other largest medical customer of approximately $135,000 and $1,635,000 for the three and nine-month periods ended September 30, 1996, respectively, from the same periods in 1995. Sales to the Company's two largest medical product customers were $3,106,609 or 76.9% of net sales for the third quarter of 1996, compared to sales of $1,949,674 or 72.1% of net sales for the same period in 1995. Sales to the Company's two largest medical product customers were $7,334,739 or 72.5% of net sales and $6,218,192 or 71.0% of net sales for the nine-months ended September 30, 1996 and 1995, respectively. Medical product orders substantially increased during the third quarter of 1996, and rotary vane actuator volume continued its positive growth during these months.

    Gross profit was 30.2% of net sales for the third quarter of 1996, compared to 14.2% of net sales for the third quarter of 1995. Gross profit was 24.0% and 17.6% of net sales for the nine-month periods ended September 30, 1996 and 1995, respectively. The improvement in gross profit for the quarter and nine-months ended September 30, 1996, was primarily due to an increase in higher margin medical product business. In addition, the Company was able to obtain operational efficiencies as a result of the increase in sales volume.

    Selling, general and administrative expenses were $604,141, or 15.0% of net sales for the third quarter of 1996, compared to $549,107, or 20.3% of net sales for the same period in 1995. The dollar increase in these expenses for the third quarter of approximately $55,000 is primarily due to increases in selling related expenses of approximately $9,000 to market the Company's rotary vane actuators and oil centrifuges, including trade shows, business travel and additional sales personnel. Administrative expenses increased approximately $46,000, primarily for salaries and benefits ($51,000) and corporate insurance ($15,000), along with an increase in the Company's profit sharing contribution accrual of approximately $28,000. These increases in administrative expenses were partially offset by a reduction in legal and accounting expenses of approximately $48,000, primarily related to restructuring of the debt underlying the EPR facility. Selling, general and administrative expenses were $1,761,219, or 17.4% of net sales for the nine-month period ended September 30, 1996, compared to $1,751,805, or 20.0% of net sales for the same period in 1995. The increase in these expenses for the nine-month period ended September 30, 1996 is primarily due to increases in selling related expenses of approximately $32,000, increases in administrative salaries and benefits of approximately $51,000, and an increase in the Company's profit sharing contribution accrual of approximately $47,000. These increases were mostly offset by a reduction in legal and accounting costs of approximately $121,000, related to the restructuring of the debt underlying the EPR facility.

    The Company had operating income from continuing operations of $615,424 for the third quarter of 1996, compared to an operating loss from continuing operations of ($163,934) for the same period in 1995. The operating income from continuing operations for the three-months ended September 30, 1996 was attributed to increased volume, primarily in medical products, partially offset by an increase of approximately $55,000 in selling and administrative expenses. The Company had operating income from continuing operations of $669,237 for the nine-month period ended September 30, 1996, compared to an operating loss from continuing operations of ($207,442) for the same period in 1995. The improvement in income from continuing operations for the nine-month period ended September 30, 1996 is due to increased sales of higher margin medical products, coupled with a modest increase of $9,414 in selling, general and administrative expenses, as discussed above.

    The Company had income from continuing operations of $527,887, or $.15 per share ($.08 per share on a fully diluted basis) for the third quarter of 1996, compared to a loss from continuing operations of ($220,485) or ($.07) per share for the same period in 1995. The increase in the third quarter 1996 income from continuing operations, compared to the loss from continuing operations for the same period in 1995, resulted from the reasons stated above, along with the loss of management fee income of approximately $30,000 for managing the waste processing facility that was present in the same period last year (Reuter Recycling of Florida, Inc.), which as described in Notes 3 and 4 to the consolidated financial statements in the Company's 1995 Form 10-KSB, was sold in October 1995.
    The Company had income from continuing operations of $398,651, or $.12 per share ($.08 per share on a fully diluted basis) for the nine-month period ended September 30, 1996, compared to a loss from continuing operations of ($368,285) or ($.11) per share for the same period in 1995. The improvement in income from continuing operations for the nine-month period ended September 30, 1996 is due to the reasons stated above, net of lost management fee income of $90,000.

    The Company did not recognize a tax provision during the periods ended September 30, 1996, due to the net operating loss carryforwards available to the Company as well as the Company's continued insolvency for tax purposes, subsequent to the debt restructuring. The Company had no taxable income, and accordingly, recorded no provision for income taxes for the periods ended September 30, 1995.

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

    Losses from discontinued operations were ($0) and ($540,131) for the quarters ended September 30, 1996 and 1995, respectively, and ($0) and ($1,617,809) for the nine-month periods ended September 30, 1996 and 1995, respectively. The loss from discontinued operations for the quarter and nine-month periods ended September 30, 1995, consists of accrued interest on the EPR note guaranteed by the Company. There was no additional accrual of interest associated with financing underlying discontinued operations for the first, second or third quarters of 1996, due to the signing of a debt restructuring agreement on January 24, 1996, which became effective on June 6, 1996.

    NET INCOME (LOSS):

    The net income for the quarter ended September 30, 1996 was $527,887 or $.15 per share ($.08 per share on a fully diluted basis), compared to a net loss of ($760,616) or ($.24) per share for the quarter ended September 30, 1995. The net income for the nine-month period ended September 30, 1996 was $7,647,669 or $2.31 per share ($1.59 per share on a fully diluted basis), compared to a net loss of ($1,986,094) or ($.62) per share for the same period in 1995. The improvement in 1996 is due primarily to recognition of an extraordinary item - gain on debt restructuring of $7,249,018 or $2.19 per share ($1.51 per share on a fully diluted basis) for the nine-month period ended September 30, 1996, and the absence of interest charges associated with the EPR loan (as discussed above), as well as the income from continuing operations of $527,887 in the third quarter of 1996.

    LIQUIDITY AND CAPITAL RESOURCES:

    At September 30, 1996, the working capital deficit includes the current portion of the restructured debt obligation, in addition to the indebtedness under the asset-based short-term financing arrangement. With the exception of the balance of the Income Sharing Agreement (see Note 3 to this Form 10-QSB), debt associated with these agreements has been classified as a current liability due to ongoing covenant violations disclosed in the following paragraph and notes 2 and 7 to the consolidated financial statements in the Company's 1995 Form 10-KSB, accordingly the Company had a working capital deficit of ($4,687,173) at September 30, 1996, compared to a working capital deficit of ($19,905,557) at December 31, 1995. The current ratio at September 30, 1996 was .47, compared to .13 at December 31, 1995. The improvement in the working capital deficit and current ratio is due primarily to the recognition of the debt restructuring, during the second quarter of 1996, which reduced the amount of debt previously owed by the Company that was classified as a current liability.

    The Company has a $4.5 million line of credit arrangement with an asset-based lender, which is collateralized by assets associated with the manufacturing operations. The Company generally borrows funds up to the maximum available because the line of credit agreement has a minimum borrowing requirement of $2.75 million, upon which the Company pays interest. Funds available to the Company pursuant to the terms of the line of credit agreement are dependent upon the level of eligible accounts receivable and plant and equipment, as defined. The Company is in violation of certain financial and technical covenants contained in this line of credit agreement, which could result in the lender discontinuing advances and demanding repayment of all outstanding borrowings. Due to the default conditions discussed above, and borrowing limits related to available collateral, it is possible that the Company will not be able to borrow sufficient amounts against this line to meet all the operating cash needs of the Company. In addition, there can be no assurance that the asset-based lender will continue to disregard these covenant violations in the future. If the lender takes any action to reduce the availability of funds to the Company, there may not be sufficient liquidity to continue operations. As of October 25, 1996, the Company had borrowed approximately $3.1 million and assuming the lender agrees to advance additional funds, had additional availability of approximately $158,000 under this line of credit.

    The Company generated cash flow from operations for the nine-months ended September 30, 1996 of $188,912, compared to, $456,960 for the nine-months ended September 30, 1995. The decrease in cash flow from operations is primarily due to inventory build-up resulting from higher production volumes, anticipated during the second half of 1996 and an increase in accounts receivable from the beginning of the year. The Company's ability to meet its continuing cash flow requirements during the remainder of 1996 and beyond, is dependent on continuing adequate sales and margins in the manufacturing business. Management anticipates making capital expenditures to support equipment upgrading and growth in the manufacturing division. Near term capital commitments for new manufacturing equipment total approximately $240,000. Any future expenditures will depend on cash availability. In addition to cash flows from operations, if any, the Company expects to seek needed capital through bank financing or asset-based lending arrangements. However, there can be no assurance that the Company will be able to obtain such financing, or obtain financing on terms that are satisfactory to the Company.

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

    Forward looking statements in this Form 10-QSB, including references to anticipated sales volume and higher medical product margins, involve risks and uncertainties, with establishing new customers, and developing products to the specifications of our customers. In addition, the Company has a high concentration of business with two customers, even though this concentration is being steadily reduced by new business with other customers. Actual future results could differ materially from those reflected in the forward looking statements.

                             PART II - OTHER INFORMATION


Item 3.  Defaults upon Senior Security

    See Footnotes 3 and 4 to Notes to the Consolidated Financial Statements and Management's Discussion and Analysis, included in Item 1 and 2 of this report on Form 10-QSB, for a description of the status of the defaults on the loan underlying the Eden Prairie facility and the Company's asset-based short-term financing arrangement, which is incorporated herein by reference.




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



                             REUTER MANUFACTURING, INC.
                             -----------------------------
              (Registrant)




Date:         October 25, 1996              By:  /s/ James W. Taylor
              ----------------------             -------------------
                                                 James W. Taylor
                                                 President, Chief Executive
                                                 Officer and Chief Financial
                                                 Officer (principal executive
                                                 and financial officer)



Date:         October 25, 1996              By:  /s/ William H. Johnson
              -----------------------            ----------------------
                                                 William H. Johnson
                                                 Vice President, Controller and
                                                 Secretary (principal
                                                 accounting officer)

                              REUTER MANUFACTURING, INC.

                                 EXHIBIT TO QUARTERLY
                                REPORT ON FORM 10-QSB
                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

Item No.      Item                               Method of Filing
--------      ----                               ----------------

27.1          Financial Data Schedule            Filed herewith.