Form 10KSB
period 1996-12-31
REUTER MANUFACTURING INC
filed 1997-03-31
CIK 83490

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                   FORM 10-KSB

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1996

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from __________________ to _____________________.

                          COMMISSION FILE NO.:  0-1561
                              ____________________

                           REUTER MANUFACTURING, INC.
             (Exact name of registrant as specified in its charter)


                MINNESOTA                                 41-0780999
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                    Identification No.)


            410 11TH AVENUE SOUTH                             55343
              HOPKINS, MINNESOTA                           (Zip Code)
    (Address of principal executive offices)

      Registrant's telephone number, including area code:  (612) 935-6921

       Securities registered pursuant to Section 12(b) of the Act: NONE

        Securities registered pursuant to Section 12(g) of the Act

                    COMMON STOCK, PAR VALUE $0.1875 PER SHARE
                              ____________________

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               YES /X/   NO ___

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ___

      The Registrant's revenues for the fiscal year ended December 31, 1996 were $14,174,211.

      As of March 18, 1997, 3,219,770 shares of Common Stock of the Registrant were deemed outstanding, and the aggregate market value of the Common Stock of the Registrant (based upon the average of the closing bid and asked prices of the Common Stock at that date), excluding outstanding shares beneficially owned by directors and executive officers, was approximately $9,211,455.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Part III of this Annual Report on Form 10-KSB incorporates by reference information (to the extent specific sections are referred to herein) from the Registrant's Proxy Statement for its, May 20, 1997, Annual Meeting of Shareholders (the "1997 Proxy Statement").

    Transitional Small Business Disclosure Format (Check one): YES ___  NO /X/

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   PART I
FORWARD LOOKING STATEMENTS

      THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 PROVIDES A SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS. THIS REPORT MAY CONTAIN FORWARD-LOOKING STATEMENTS RELATING TO SUCH MATTERS AS PLANS FOR FUTURE EXPANSION, OTHER BUSINESS DEVELOPMENT ACTIVITIES, ANTICIPATED FINANCIAL PERFORMANCE, BUSINESS PROSPECTS, AND SIMILAR MATTERS. SUCH FORWARD-LOOKING STATEMENTS BY THEIR NATURE INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES, AND ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THE ANTICIPATED RESULTS OR OTHER EXPECTATIONS EXPRESSED IN THE FORWARD-LOOKING STATEMENTS. THESE RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO, THE COMPANY'S ABILITY TO CONSUMMATE AN EQUITY FINANCING SUFFICIENT TO RETIRE THE JUNIOR SUBORDINATED NOTE AND INCOME SHARING AGREEMENT WITH SANWA BUSINESS CREDIT CORPORATION, EXPAND ITS PRODUCT OFFERING AND TO DEVELOP ITS REPUTATION IN MANUFACTURING PRODUCTS FOR SELECT INDUSTRIES SUCH AS MEDICAL INDUSTRIES, AND THE RISKS AND UNCERTAINTIES DESCRIBED IN "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" IN THIS REPORT.

ITEM 1.      DESCRIPTION OF BUSINESS.

INTRODUCTION

          The Company is principally a contract manufacturer of precision machined components, assemblies and devices for medical and industrial original equipment manufacturers ("OEM"). The Company manufactures on a contract basis, among other items, close tolerance bearing-related assemblies for the medical device industry. In order to differentiate itself from its competitors, the Company emphasizes its design engineering and manufacturing engineering support. The Company also manufactures and sells under the Reuter-Registered Trademark-name self-powered oil centrifuges and rotary vane actuators which are sold by the Company's sales force directly to the OEM or end user.

          In 1986, the Company entered the waste processing business through wholly owned subsidiaries in Florida and Minnesota. This business proved unprofitable and by the end of 1995 the Company had divested the assets of these subsidiaries. By 1996, the Company had refocused its efforts on contract manufacturing and restructured certain debt obligations related to EPR, Inc., the Company's Minnesota subsidiary. The restructuring of its obligations with its subordinated lender and renewed focus on contract manufacturing, coupled with an experienced and effective work force, forms the basis for the Company's operations moving forward.

          The Company's contract manufacturing business is concentrated in the medical device field and includes production of blood centrifuges, blood pumps, blood analyzers, thrombectomy proximal motors, and valves for medical oxygen delivery. Other contract manufacturing includes gas regulators and miscellaneous industrial parts. Contract manufacturing accounted for approximately 97% of the Company's gross sales in 1996.

          The Company also manufactures products under its own trade names, which accounted for approximately 3% of the Company's gross sales in 1996. The Company's trade name manufacturing business is concentrated in two principal areas. The Company produces Envi-ro-fuge 2000-Registered Trademark-self-powered oil centrifuges for stationary and mobile internal combustion engines. The Company also sells a limited line of full flow oil filters as a complement to the oil centrifuges. The Company's other principal trade name manufacturing product is Reuter-Registered Trademark- rotary vane actuators, hydraulic and pneumatic, which are used to impart motion in diverse industrial and special applications. The Company's trade name manufacturing business requires substantial engineering input, as most customers require application modifications.

PRODUCTS AND MARKETS

          CONTRACT MANUFACTURING. The Company manufactures to customer specifications highly engineered products and sub-assemblies on a contract basis. Since early 1994, the Company has directed its emphasis toward the manufacture of bearing related assemblies for the medical device industry, such as blood centrifuges, and other medical products, such as components for patient oxygen delivery systems. The Company believes its engineering cooperation on prototype development with its medical products customers will result in future contract manufacturing orders. The Company also has expanded its business of contract manufacturing of precision parts for industrial use, such as gas pressure regulators and a wide range of piece parts for paint equipment, brake components and fluid power equipment. These efforts have resulted in additional revenue growth for the Company.

          The basic specifications and tolerances for the products manufactured by the Company are initially provided by the customer. The Company is involved early in design review and development to effect potential long-term cost reductions and performance improvements. Upon receipt of an initial order from a customer, the Company designs and manufactures the tooling required to produce the device to the customer's specifications and tolerances. Castings, springs, bearings and similar parts are purchased by the Company, and the parts are machined and assembled at the Company's plant.

          During 1994, the Company ceased production of most spindles for computer disk drives because the Company's principal customer shifted its sourcing overseas. The Company has continued to repair disk drive spindles for a number of computer companies, but this business has dropped to a minimal amount.

          TRADE NAME PRODUCTS. In 1994, the Company decided to diversify its contract manufacturing business by manufacturing and selling products carrying the Company's trade names. The Company has developed and is manufacturing and marketing centrifuges for continuous removal of contaminants from lubricating oil in internal combustion engines and expects to add additional products in this and related centrifuge fields. During late 1994, the Company began negotiations for the purchase of a line of rotary vane actuators, which was completed in January 1995. The Company is now manufacturing and marketing rotary vane actuators at its facility in Hopkins, Minnesota.

STRATEGY

          The Company's objective is to become indispensable to the customer thereby ensuring that the Company will obtain subsequent production business. The Company pursues this strategy by providing engineering input throughout the development and production processes of its customers' products. This requires the Company to maintain a strong engineering capability and capacity. In addition, the Company generally designs, manufactures and owns the tooling required to produce its customers' products. All fixtures and prototypes are produced in the Company's tool and prototype department. This strategy makes it more difficult for the customer to switch to another contract manufacturer thus enabling the Company to create a long-term production relationship with the customer. Capturing the customer in this manner is essential since the Company does not sign long-term production contracts with its customers.

          In addition to continuing to build strong customer relationships, the Company also plans to pursue the following strategies:

    -    Expand the market for the Company's trade name products.

    - Expand the Company's precision manufacturing medical device customer base.

    -    Diversify into industrial parts and components markets.

    - Make strategic acquisitions in an effort to enhance the growth of the Company and complement or diversify the products and services that the Company offers.

SALES AND MARKETING

          The Company sells its manufacturing services and trade name products through its own sales representatives, with the exception of one exclusive agent in Europe. The Company has a director and assistant director of marketing and sales for each of the following product areas: medical products, oil centrifuges and filters, and rotary vane actuators. The Company also has a director of marketing and sales for industrial components. All of these individuals develop leads primarily through networking, and through selected advertising and trade shows.

CUSTOMERS

          The Company's medical device customers sell products for general blood processing, including blood processing during surgery, blood analysis, oxygen treatment of ambulatory patients and similar applications. The Company's two largest customers accounted for approximately 64% and 7% of gross sales in 1996, respectively. The Company believes that a significant reduction of orders from these customers would have a material adverse effect on its business.

SUPPLIES

          The raw materials used by the Company in its manufacturing operations generally are reasonably available. The Company seeks to maintain multiple sources of the parts and materials it purchases from suppliers; however, certain significant customers limit and/or designate specific suppliers that may be used for parts that are included in the final assembly. The availability of such parts and materials could affect the Company's ability to fill customers' orders on a timely basis. Management of the Company believes that interruption of its relationships with suppliers would not have a material adverse effect over the long-term, as parts and materials suitable for the production of the types of products the Company manufactures would be available from other suppliers.

          The Company generally manufactures products to a customer's specifications on a contract basis, and carries significant amounts of inventory to meet rapid delivery requirements of customers or to assure a continuous allotment of goods from suppliers. The Company does not provide extended payment terms to customers.

COMPETITION

          The contract manufacturing business in which the Company engages is highly competitive. Many of the competitors of the Company have greater sales volume and resources than the Company. The principal elements of competition are quality, service, delivery, price and meeting customer requirements. The Company believes that it accounts for only a small portion of aggregate national sales of the manufacturing service it provides. The Company believes, however, that its strong engineering capability gives it a competitive advantage. Approximately 10% of the Company's employees are engineers.

RESEARCH AND DEVELOPMENT

          The Company conducts research and development activities primarily related to prototype development of customers' products and products sold under its trade names. The Company provides engineering services to support its customers in the development of new products including, enhancements to current products.

BACKLOG

          On March 18, 1997, the Company's backlog was approximately $10.0 million, compared to approximately $5.5 million on March 15, 1996. Management expects that the backlog will be filled during the current year, and that additional orders will be received during the current year. The Company's backlog tends to fluctuate as a consequence of large orders being placed by customers who schedule delivery of the product over future months. The usual time period between receipt of an order and the first delivery of the product by the Company is approximately 3 to 6 months. The delivery period for subsequent orders generally is shorter than the period for the initial order. The Company believes its backlog is firm; however, customers do not sign production contracts, and customers can reduce, reschedule or cancel orders without contractual penalty.

EMPLOYEES

          As of December 31, 1996, the Company had 135 employees, all of whom were employed full time, with the exception of one part-time employee.

ITEM 2.  DESCRIPTION OF PROPERTY.

          The Company's executive offices and principal manufacturing facilities are located at 410-11th Avenue South, Hopkins, Minnesota. These facilities are owned by the Company. The building has approximately 110,000 square feet of which approximately 13,000 square feet are devoted to office space and approximately 97,000 square feet are devoted to manufacturing and warehouse purposes and approximately 65% of the space is utilized. The building is located on approximately 7.5 acres of land. The Company considers this facility to be well maintained and in good operating condition, and believes that such manufacturing facilities can accommodate substantial growth.

      The Company owns sufficient manufacturing equipment to generally enable it to meet its sales requirements. This equipment includes milling machines, grinders, lathes, drilling machines, testing and inspection equipment, clean room facilities, and storage and cooling equipment. The production machines are computer controlled, which ensures that operations are repeatable. By the end of 1995, the Company had successfully disposed of equipment that had been used in its other unrelated businesses.

ITEM 3.    LEGAL PROCEEDINGS.

          The Company is not currently involved in any material legal proceedings.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.

ITEM 4A.       EXECUTIVE OFFICERS OF THE REGISTRANT.

          The executive officers of the Company, their ages, the year first elected or appointed as an executive officer and the offices held as of March 18, 1997 are as follows:

       Name (age)                    Position with the Company
--------------------------           or Principal Occupation
                                     --------------------------

 James W. Taylor (78)                Director, Chief Executive Officer,
                                     President and Chief Financial Officer

 Edward E. Strickland (70)           Chairman of the Board of Directors

 Thomas L. Beltrand (37)             Vice President - Manufacturing

 William H. Johnson (39)             Vice President - Controller and Secretary

 Robert D. Klingberg (52)            Vice President - Engineering


     Mr. Taylor was elected Chief Executive Officer and President of the Company in November 1992 and Chief Financial Officer in March 1994. He has also been the President of Taylor Consultants, Inc., a management and financial consulting firm, for more than five years. Mr. Taylor also is a director of Compositech Ltd. and QC Solutions, Inc.

     Mr. Strickland served on the Executive Committee of the Board of Directors, which performed the duties of Chief Executive Officer, from October 1, 1990 until January 28, 1991. He has been Chairman of the Board of Directors since that time and a director of the Company since 1989. He has been an independent financial consultant for more than eight years. Mr. Strickland also serves as a director of AVECOR Cardiovascular Inc., Bio-Vascular, Inc., Communication Systems Inc., Hector Communications Corp. and Quantech, Ltd.

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

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS. PRICE RANGE OF COMMON STOCK

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

       Year                                        High          Low
       ----                                      -------       ------
       1996:        First Quarter                  9/16         3/16
                    Second Quarter                  3/4         9/16
                    Third Quarter                3 5/16        11/16
                    Fourth Quarter                    4        2 5/8

       1995:        First Quarter                   5/8         5/16
                    Second Quarter                  5/8          1/2
                    Third Quarter                   5/8          1/2
                    Fourth Quarter                 3/16         3/16


          As of March 29, 1997, there were approximately 1,316 record holders of the Company's Common Stock.

          No cash dividends were declared or paid by the Company during 1996 or 1995, and the Company does not intend to pay dividends on its Common Stock in the foreseeable future. The Company is prohibited from paying dividends on its Common Stock under agreements with its creditors.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

      The Company is principally engaged in the business of contract manufacturing of precision machined products and assemblies. The Company manufactures, among other items, close tolerance bearing-related assemblies for the medical device industry. By the end of 1995, the Company had disposed of its other unrelated businesses, including waste processing and plastic waste container manufacturing.

      In June 1996, the "Restructuring Agreements" (described below) were released from escrow and the Company was released from its guarantee of the indebtedness of EPR, Inc. ("EPR") a wholly owned subsidiary of the Company to Sanwa Business Credit Corporation ("Sanwa"). The Company recognized an extraordinary gain associated with discontinued operations of $7,249,018 or $2.14 per share ($1.38 per share on a fully diluted basis) during 1996 in connection with this transaction. EPR ceased operations on January 1, 1994 and had no operations or assets on December 31, 1995 and 1996.

      As more fully described in Note 6 to the Consolidated Financial Statements included herein, in January 1996, the Company and Sanwa entered into a series of agreements (the "Restructuring Agreements"), pursuant to which Sanwa agreed to restructure the Company's obligation to guarantee repayment of the EPR Loan. The Restructuring Agreements were subject to an escrow arrangement whereby Sanwa had the right to rescind the transaction if the Company sought protection under U.S. bankruptcy laws on or before June 6, 1996. As described above, the Restructuring Agreements were released from escrow and the Company was released from its guarantee of the indebtedness of the EPR debt during June 1996. Pursuant to the Restructuring Agreements, Sanwa agreed to restructure the Company's obligation on the EPR Loan into three separate obligations: a Senior Subordinated Secured Promissory Note ("Senior Note") in the amount of $2,780,000, a Junior Subordinated Promissory Note ("Junior Note") in the amount of $1,000,000, and an Income Sharing Agreement which generally requires the Company to make payments to Sanwa in an amount equal to 40% of its income before taxes, as defined, if any, less cash interest payments made by the Company under the $2,780,000 Senior Note. The Income Sharing Agreement remains in effect until the Company has made total payments of $6,000,000 under the agreement or December 31, 2010, whichever is earlier. The Company also granted Sanwa a warrant to purchase up to 3,178,780 shares of Common Stock of the Company for an aggregate purchase price of Ten Dollars ($10.00), which will become exercisable if there is an ownership change of the Company as defined in Section 382(g)(1) of the Internal Revenue Code of 1986, as amended. In addition, the Company and Sanwa entered into separate Standstill Agreements with each of James W. Taylor, the Chief Executive Officer and a Director of the Company, and Edward
E. Strickland, the Chairman of the Board of Directors of the Company, under which Mr. Taylor and Mr. Strickland have agreed not to, directly or indirectly, acquire, dispose of any stock of the Company, or exercise any option or other right to acquire any capital stock or options of the Company. As a result of the Sanwa Standstill Agreements described above, the Company has agreed to pay these individuals, under a predetermined formula, up to an aggregate of $600,000 based on increases in the market value of shares that they hold and are unable to trade based on the provisions of the Sanwa Standstill Agreements. In addition, these individuals will be paid an aggregate $100,000 as a result of the Sanwa Standstill Agreements. See Notes 2 and 6 to the Consolidated Financial Statements for a more detailed description of the foregoing agreements.

RESULTS OF OPERATIONS

      CONTINUING MANUFACTURING OPERATIONS. Continuing operations consist primarily of the precision machining and assembly business, which manufactures certain medical products and other precision machined parts on a contract basis. In addition, the Company also began manufacturing and selling tradename products (oil centrifuges and rotary vane actuators) in 1995.

      The Company's net sales from continuing operations increased by 28.2% in 1996 from 1995, compared to a decrease in net sales of 8.1% in 1995 from 1994. The improvement in net sales in 1996 as compared to 1995 was due primarily to increased sales of its medical products. Revenues from the medical, industrial, and tradename product segments were $11,155,714, $2,590,105 and $428,392 respectively, for 1996 as compared to $7,815,005,
$2,734,239 and $502,814 respectively, for 1995. Sales to the Company's two major medical product customers were $9,998,201 in 1996 compared to $7,583,865 in 1995. While these customers accounted for 70.5% of net sales in 1996 and 68.7% of net sales in 1995, one of the customers accounted for 63.7% and 44.9% of net sales in 1996 and 1995, respectively.

      Gross profit was 24.8% in 1996 compared to 16.9% in 1995. The improvement in gross profit in 1996 was primarily due to an increase in higher margin medical product business. In addition, the Company was able to obtain operational efficiencies as a result of the increase in sales volume.

      Selling, general and administrative expenses were $2,345,734 or 16.5% of net sales in 1996, compared to $2,258,542 or 20.4% of net sales for 1995. The net dollar increase in these expenses of $87,192 is due in part to an increase in selling related expenses of approximately $67,000, principally to market the Company's rotary vane actuators and oil centrifuges, including trade shows, business travel and additional sales staff restructuring to focus the effort of diversifying the Company's customer base. Administrative expenses were approximately $20,000 higher in 1996 than in 1995. Administrative salaries and benefits increased approximately $110,000 from 1995 resulting primarily from pay raises and bonus payments. In addition, the Company instituted a profit sharing retirement plan in 1996 for all eligible employees and accrued $80,000 for the Company's 1996 contribution to be paid in 1997. The Company also made a 401(k) matching contribution of $60,000 during 1996, which resulted in an increase of $155,000 in expenses for 1996 compared to 1995. Computer supplies/services and office supplies expenses increased approximately $40,000 in 1996 over 1995 as a result of upgrading the Company's computer systems and general office supplies for new employees. Other administrative expenses experienced a net increase of approximately $15,000 in 1996 over 1995. The total of these individual increases in administrative expenses were almost entirely offset by a reduction during 1996 in legal and accounting expenses of approximately $300,000, primarily related to the completion of the Sanwa debt restructuring and legal and accounting expenses related to the sale of Reuter Recycling of Florida, Inc. completed during 1995.

      In 1996, the Company had operating income from continuing operations of $1,172,399, compared to an operating loss from continuing operations of $391,858 in 1995. The income in 1996 was due to higher margin medical product revenues as discussed above, along with increased operational efficiencies as a result of the increased sales volume, net of a modest increase in selling and administrative expenses.

      The Company had income from continuing operations before provision for income taxes and extraordinary item - gain on debt restructuring of $769,572 or $.22 per share ($.14 per share on a fully diluted basis) compared to a loss from continuing operations of $609,605 or $.87 per share in 1995. The 1996 income from continuing operations resulted from the reasons stated above, along with higher interest expense due to increased utilization of the Company's asset-based short-term financing arrangement, and the elimination of management fee income for managing the waste processing facility owned by Reuter Recycling of Florida, Inc., which was sold in October 1995.

      The Company was profitable during 1996 but generally does not pay regular income taxes because of the availability of its net operating loss carryforwards. The Company is, however, subject to alternative minimum tax under the Internal Revenue Code of 1986, as amended (the "Code"), because only 90% of the net operating loss carryforward is allowed as a deduction before arriving at the alternative minimum taxable income. Therefore, 10% of the Company's taxable income is subject to the flat alternative minimum tax rate of 21%. The Company recorded a provision for income taxes of $20,000 during 1996, primarily related to state taxes. The Company had no taxable income in 1995, and accordingly, recorded no provision for income taxes during 1995.

      The effect of inflation on the Company's consolidated results has not been significant.

      DISCONTINUED WASTE PROCESSING AND WASTE COLLECTION OPERATIONS. As described in Note 3 to the Consolidated Financial Statements, the Company's wholly owned subsidiary, EPR, Inc. ceased operations effective January 1, 1994, and the Company sold all of its assets for approximately $3.8 million in September 1994. The net proceeds from the sale exceeded the carrying value of the EPR, Inc. assets by approximately $1.8 million, resulting in a gain on disposal. The Company used the proceeds from the sale of the EPR, Inc. assets to repay a portion of the EPR, Inc. Loan. The Company retained all liabilities of EPR, Inc., including the balance of the EPR, Inc. Loan, which was guaranteed by the Company. As discussed above, in January 1996, the Company restructured its obligations under its guarantee of the EPR, Inc. Loan.

      Total net losses from discontinued operations were $2,157,940 for the year ended December 31, 1995. The 1995 loss from discontinued operations consists of accrued interest on the EPR, Inc. note which was guaranteed by the Company. There was no loss from discontinued operations in 1996 as the Company finalized its restructuring of its obligations under its guarantee of the EPR, Inc. loan during 1996.

      NET INCOME (LOSS). The net income in 1996 was $7,998,590 or $2.36 per share ($1.52 per share on a fully diluted basis) and included an extraordinary gain associated with discoutinued operations on debt restructuring of

$7,249,018 or $2.14 per share ($1.38 per share on a fully diluted basis) compared to a net loss of $2,767,545 or $.87 per share in 1995. The increase in the net income for 1996 over the loss for 1995 was due to the factors discussed above.

      LIQUIDITY AND CAPITAL RESOURCES. At December 31, 1996, the Company had negative working capital due principally to the Company being in violation of certain covenants of its asset-based short-term financing arrangement and Sanwa Restructuring Agreements. The working capital deficit includes the principal balance for the Senior and Junior Notes outstanding under the Sanwa Restructuring Agreements as of December 31, 1996, including accrued interest associated with the Senior and Junior Notes and default interest, in addition to the indebtedness under the Company's asset-based short-term financing arrangement as a result of foregoing defaults. The Company had a working capital deficit of $4,808,302 at December 31, 1996, compared to a working capital deficit of $19,905,557 at December 31, 1995. The current ratio at December 31, 1996 was .45 compared to .13 at December 31, 1995.

      The improvement in the working capital deficit and current ratio for 1996 resulted primarily from the debt restructuring of the EPR, Inc. Sanwa Loan as discussed in Note 6 to the Consolidated Financial Statements.

      As discussed in Notes 2 and 6 to the Consolidated Financial Statements, the Company has an asset-based short-term financing arrangement with an asset-based lender which is collateralized by the Company's assets. The Company is in violation of certain technical covenants, including solvency (negative equity) covenants under the asset-based short-term financing arrangement, which could result in the asset-based lender discontinuing advances and demanding repayment of all outstanding borrowings, which totaled $2,900,097 at December 31, 1996. As a result of the asset-based short-term financing technical defaults and payment default under the Junior Note, the Company remains in default under the Restructuring Agreements with Sanwa.
Due to the previously discussed default conditions and borrowing limits related to available collateral, it is possible that the Company will not be able to borrow sufficient amounts against its line to meet all operating cash needs of the Company. As of March 18, 1996, the Company had borrowed approximately $3,001,000 and had additional availability, assuming the lender will continue making advances, of approximately $520,500 under the asset-based line of credit financing arrangement.

      The Company generated positive cash flow from operations of $667,183 for the year ended December 31, 1996 compared to negative cash flow from operations of $32,832 for the year ended December 31, 1995. The impact of discontinued operations in 1995 and the debt restructuring during 1996 was of a non-cash nature (including discontinued operations). Accordingly, the operations cash flow activity only reflects continuing operations. The increase in cash flow from operations for 1996 was due primarily to higher sales volumes, while fixed overhead costs remained relatively constant, coupled with an increase in product mix toward higher margin medical products. The Company's ability to meet its continuing cash flow requirements in the future is dependent on maintaining net revenues and margins in its manufacturing business.

      The foregoing matters raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent on its ability to cure or obtain waivers of the default conditions that exist under the asset-based short-term financing arrangement and its Restructuring Agreements. In addition, the Company needs to generate sufficient cash flows from continuing manufacturing operations to meet debt service requirements.

      Management's plans and objectives include the following:

1) Seek equity financing sufficient to retire the Junior Subordinated Promissory Note and Income Sharing Agreement with Sanwa.

2) Rectify the technical default conditions under the asset-based short-term financing agreement or, in addition to obtaining any equity financing, obtain replacement financing that can support and be serviced by the Company's manufacturing operations.

3) Expand the market for certain tradename products manufactured by the Company and maintain and expand the precision manufacturing medical device customer base. In addition, management plans to selectively diversify into the industrial parts and components markets.

      Management believes that the successful execution of these plans and attainment of these objectives will allow the Company to fund operations and service its new and remaining debts. There can be no assurance that the Company will be able to achieve any of the foregoing objectives or that the Company will continue as a going concern in its current form. It is possible that the Company would be forced to seek protection under U.S. bankruptcy laws. The Company's Consolidated Financial Statements do not include any adjustments that might result from the outcome of these uncertainties.

      Management anticipates making capital expenditures to support diversification and growth of the manufacturing operations. Near term capital commitments for new manufacturing equipment total approximately $136,000. The Company desires to raise capital for these requirements through bank financing and from cash provided by continuing operations, although there can be no assurance that the Company will be able to obtain financing, or obtain financing on terms that are satisfactory to the Company.

      Net cash used in investing activities was $274,365 and $424,469 for the years ended December 31, 1996 and 1995, respectively. The decrease in 1996 was due primarily to limited investment in capital equipment as a result of the debt restructuring agreement as discussed in Note 6 to the Consolidated Financial Statements.

      Net cash used by financing activities was $418,886 for the year ended December 31, 1996 as compared to cash provided by financing activities of $349,157 for the period ended

December 31, 1995. The change in 1996 was primarily due to payments made to Sanwa pursuant to the Restructuring Agreements. The restructured debt obligation, including future interest payments, was recognized as a balance sheet liability, and consequently, any payments made toward the restructured obligations do not effect the earnings of the Company. Payments made to Sanwa during 1996 under the Restructuring Agreements were $527,523. The Company was able to obtain sufficient funds under its asset-based financing arrangement to meet its operating needs during 1996.

      In summary, the Company achieved profitability in 1996; however, the Company still has negative working capital and remains in technical default under the terms of its asset-based short-term financing arrangement (negative equity provision). As a result of the asset-based short-term financing technical covenant defaults and payment defaults under the Junior Subordinated Promissory Note, the Company remains in default under the Restructuring Agreements with Sanwa. Either of these two lenders could, at any time, demand full payment of the underlying debt, which the Company would be unable to satisfy, in which case the Company would be forced to seek protection under U.S. bankruptcy laws. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

ITEM 7.   FINANCIAL STATEMENTS.

          The following Financial Statements and Independent Accountants Report thereon are included herein (page numbers refer to pages in this Report):

                                                                            PAGE
Report of Independent Accountants. . . . . . . . . . . . . . . . . . . .     18

Consolidated Balance Sheets as of December 31, 1996 and 1995 . . . . . .     20

Consolidated Statements of Operations for the years
ended December 31, 1996 and 1995 . . . . . . . . . . . . . . . . . . . .     21

Consolidated Statements of Stockholders' Equity for the years
ended December 31, 1996 and 1995 . . . . . . . . . . . . . . . . . . . .     23

Consolidated Statement of Cash Flows for the years ended
December 31, 1996 and 1995 . . . . . . . . . . . . . . . . . . . . . . .     24

Notes to Consolidated Financial Statements . . . . . . . . . . . . . . .     26

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         (a)   DIRECTORS OF THE REGISTRANT.

      The information under the caption "Election of Directors" in the Company's 1997 Proxy Statement is incorporated herein by reference.

         (b)   EXECUTIVE OFFICERS OF THE REGISTRANT.

      The information concerning Executive Officers of the Company is included in this Report under Item 4A, Executive Officers of the Registrant.

         (c)   COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

      The information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's 1997 Proxy Statement is incorporated herein by reference.

ITEM 10.  EXECUTIVE COMPENSATION.

      The information under the captions "Election of Directors -- Director Compensation" and "Executive Compensation and Other Benefits" in the Company's 1997 Proxy Statement is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The information under the caption "Principal Shareholders and Beneficial Ownership of Management" in the Company's 1997 Proxy Statement is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

       The information under the captions "Election of Directors -- Director Compensation" and "Certain Transactions" in the Company's 1997 Proxy Statement is incorporated herein by reference.

                                   PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

         (a)   EXHIBITS

         The exhibits to this Report are listed in the Exhibit Index on pages 44 to 51 of this Report.

      A copy of any of the exhibits listed or referred to above will be furnished at a reasonable cost to any person who was a shareholder of the Company as of March 31, 1997, upon receipt from any such person of a written request for any such exhibit. Such request should be sent to Reuter Manufacturing, Inc., 410 11th Avenue South, Hopkins, Minnesota 55343,
Attention: Secretary, William H. Johnson.

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

          None.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Reuter Manufacturing, Inc.:

We have audited the consolidated financial statements and financial statement schedule of Reuter Manufacturing, Inc. and Subsidiaries (the Company) included on pages 20 to 42 of this Form 10-KSB. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

As discussed in Note 3, effective November 1, 1992, the Company entered into an agreement with a lender to one of its subsidiaries (Reuter Recycling of Florida, Inc.) pursuant to which the Company effectively gave up any future economic interest in or management control associated with ownership of Reuter Recycling of Florida. In connection with this agreement, the Company deconsolidated the accounts of Reuter Recycling of Florida effective November 1, 1992. Accordingly, the assets and liabilities of Reuter Recycling of Florida are not included in the Company's consolidated balance sheets as of December 31, 1996 or 1995. Subsequent to October 31, 1992, the Company did not record further losses of Reuter Recycling of Florida. On October 26, 1995, the Company sold all outstanding shares of Reuter Recycling of Florida to an unaffiliated third party (Note 3).

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Reuter Manufacturing, Inc. and Subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

These consolidated financial statements and financial statement schedule have been prepared assuming that the Company will continue as a going concern.
The following matters raise substantial doubt about the Company's ability to continue as a going concern:

  - As discussed in Notes 2 and 6, the Company is in violation of certain covenants included in its Sanwa Loan and Security Agreement, including payment default. These violations could result in the lender demanding repayment of approximately $3.7 million of outstanding borrowings under the Loan and Security Agreement.

  - As discussed in Notes 2 and 6, the Company is in violation of certain covenants included in its Asset-Based Short-Term Financing Agreement (the Agreement). These violations could result in the lender discontinuing advances to the Company and demanding immediate repayment of all outstanding borrowings under the Agreement.

  - The Company has a significant excess of current liabilities over current assets and a stockholders' deficiency.

Management's plans concerning these matters are also described in Note 2. The financial statements and financial statement schedule do not include any adjustments that might result from the outcome of these uncertainties.

                                   /s/ COOPERS & LYBRAND L.L.P.

                                   COOPERS & LYBRAND L.L.P.


Minneapolis, Minnesota
February 28, 1997, except as to
  the last paragraph of Note 6,
  for which the date is
  March 20, 1997

REUTER MANUFACTURING, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 1996 AND 1995


                           ASSETS                                                         1996                1995
Current assets:
  Cash                                                                             $     74,980         $    101,048
  Investments, restricted                                                               250,000              250,000
  Accounts receivable, net of allowances of $25,000 and $15,000 at
    December 31, 1996 and 1995, respectively                                          1,839,367            1,248,697
  Inventories                                                                         1,766,040            1,301,105
  Other current assets                                                                   29,137               72,784
                                                                                    -----------           ----------

    Total current assets                                                              3,959,524            2,973,634

Property, plant and equipment, net                                                    4,176,741            4,082,318
Intangible assets, net                                                                  397,731              446,365
                                                                                    -----------           ----------

    Total assets                                                                   $  8,533,996         $  7,502,317
                                                                                    -----------           ----------
                                                                                    -----------           ----------

                     LIABILITIES AND STOCKHOLDERS' DEFICIENCY


Current liabilities:
  Debt of Eden Prairie facility guaranteed by the Company, including
    accrued interest of $3,275,656 in 1995                                                              $ 18,784,019
  Current maturities of long-term debt                                             $  4,312,071              259,734
  Borrowings under asset-based line of credit                                         2,900,097            2,589,575
  Accounts payable, trade                                                               763,495              530,991
  Accrued expenses                                                                      792,183              714,872
                                                                                    -----------           ----------

    Total current liabilities                                                         8,767,846           22,879,191

Long-term debt, less current maturities                                               7,689,725              495,715
Other long-term liabilities                                                             143,998              199,654

Commitments and contingencies (Notes 4, 7, 8 and 9)


Stockholders' deficiency:
  Preferred stock, par value $.01 per share; authorized 2,500,000 shares, none issued
  Common stock, par value $.1875 per share; authorized 9,000,000 shares, issued and outstanding:  3,208,020 and 3,191,520 shares
    in 1996 and 1995, respectively                                                      601,504              598,410
  Additional paid-in capital                                                         13,713,582           13,710,596
  Accumulated deficit                                                               (22,382,659)         (30,381,249)
                                                                                    -----------           ----------
    Total stockholders' deficiency                                                   (8,067,573)         (16,072,243)
                                                                                    -----------           ----------
    Total liabilities and stockholders' deficiency                                 $  8,533,996         $  7,502,317
                                                                                    -----------           ----------
                                                                                    -----------           ----------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

REUTER MANUFACTURING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995


                                                                                   1996           1995
Net sales                                                                       $14,174,211         $11,052,058
Less:
  Cost of sales                                                                  10,091,199           8,587,370
  Depreciation                                                                      564,879             598,004
                                                                                 ----------          ----------

    Gross profit                                                                  3,518,133           1,866,684

Selling, general and administrative expenses                                      2,236,837           2,145,545
Depreciation                                                                        108,897             112,997
                                                                                 ----------          ----------

    Operating income (loss)                                                       1,172,399            (391,858)
                                                                                 ----------          ----------

Other income (expenses):
  Interest income                                                                    17,625              10,039
  Interest expense                                                                 (455,567)           (403,627)
  Management fees                                                                                       100,000
  Other, net                                                                         35,115              75,841
                                                                                 ----------          ----------

    Total other expense                                                            (402,827)           (217,747)
                                                                                 ----------          ----------

    Income (loss) from continuing operations before provision for income
      taxes and extraordinary item - gain on debt restructuring                     769,572            (609,605)

Provision for income taxes                                                          (20,000)
                                                                                 ----------          ----------

    Income (loss) from continuing operations                                        749,572            (609,605)

Discontinued operations:
  Loss from discontinued operations                                                                  (2,157,940)
  Extraordinary item - gain on debt restructuring (Note 6)                        7,249,018
                                                                                 ----------          ----------
    Net income (loss)                                                           $ 7,998,590         $(2,767,545)
                                                                                 ----------          ----------
                                                                                 ----------          ----------

Net income (loss) per common and common equivalent share:
  Primary:
    Income (loss) from continuing operations                                       $    .22          $     (.19)
  Discontinued operations:
    Loss from discontinued operations                                                                      (.68)
    Extraordinary item - gain on debt restructuring (Note 6)                           2.14
                                                                                 ----------          ----------

    Net income (loss) per common and common equivalent share                      $    2.36           $    (.87)
                                                                                 ----------          ----------
                                                                                 ----------          ----------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.
                                       21

REUTER MANUFACTURING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS, CONTINUED
FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995


                                                                     1996        1995
Fully diluted:
  Income (loss) from continuing operations                      $      .14  $      (.19)
  Discontinued operations:
    Loss from discontinued operations                                              (.68)
    Extraordinary item - gain on debt restructuring (Note 6)          1.38
                                                                ----------   ----------

  Net income per common and common equivalent share             $     1.52   $     (.87)
                                                                ----------   ----------
                                                                ----------   ----------

Weighted average number of common and common equivalent shares outstanding:
  Primary                                                        3,384,526    3,191,520
                                                                ----------   ----------
                                                                ----------   ----------

  Fully diluted                                                  5,242,275    3,191,520
                                                                ----------   ----------
                                                                ----------   ----------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS

REUTER MANUFACTURING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995


                                                                ADDITIONAL                                     TOTAL
                                                                  PAID-IN             ACCUMULATED          STOCKHOLDERS'
                                 SHARES         PAR VALUE         CAPITAL               DEFICIT             DEFICIENCY
Balances, December 31, 1994     3,191,520       $598,410        $13,710,596          $(27,613,704)        $(13,304,698)

Net loss                                                                               (2,767,545)          (2,767,545)
                                ---------       --------        -----------          ------------         ------------

Balances, December 31, 1995     3,191,520        598,410         13,710,596           (30,381,249)         (16,072,243)

Exercise of stock options          16,500          3,094              2,986                                      6,080

Net income                                                                              7,998,590            7,998,590
                                ---------       --------        -----------          ------------         ------------

Balances, December 31, 1996     3,208,020       $601,504        $13,713,582          $(22,382,659)        $ (8,067,573)
                                ---------       --------        -----------          ------------         ------------
                                ---------       --------        -----------          ------------         ------------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

REUTER MANUFACTURING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
INCREASE (DECREASE) IN CASH
FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995


                                                                           1996           1995
Cash flows from operating activities:
  Net income (loss)                                                    $  7,998,590   $ (2,767,545)
  Adjustments to reconcile net income (loss) to net cash provided by
      (used in) operating activities:
    Extraordinary item - gain on debt restructuring                      (7,249,018)
    Depreciation                                                            673,776        711,001
    Amortization of intangible assets                                        48,634         48,635
    Gain on sales of assets                                                                 (9,636)
    Provision for uncollectible accounts receivable                          11,740         12,925
    Sanwa interest accrued during elongated settlement negotiations                      2,157,940
    Provision for writedown of other assets and inventories                 175,000         25,000
    Changes in operating assets and liabilities:
      Accounts receivable                                                  (602,410)       125,502
      Inventories                                                          (609,935)      (301,438)
      Other assets                                                           13,647          1,044
      Accounts payable                                                      185,504        (71,349)
      Accrued expenses                                                      103,647         59,391
      Accrued retirement                                                    (49,392)       (27,450)
      Other liabilities                                                     (32,600)         3,148
                                                                       ------------   ------------
    Net cash provided by (used in) operating activities                     667,183        (32,832)
                                                                       ------------   ------------
Cash flows from investing activities:
  Proceeds from sale of property and equipment                                              35,125
  Acquisition of Sollami product line                                                     (323,937)
  Additions to property, plant and equipment                               (274,365)      (135,657)
                                                                       ------------   ------------
    Net cash used in investing activities                                  (274,365)      (424,469)
                                                                       ------------   ------------
Cash flows from financing activities:
  Repayment of long-term debt                                              (735,488)      (176,941)
  Proceeds from asset-based line of credit                               13,905,651     11,713,984
  Repayment of asset-based line of credit                               (13,595,129)   (11,187,886)
  Proceeds from exercise of stock options                                     6,080
                                                                       ------------   ------------
    Net cash (used in) provided by financing activities                    (418,886)       349,157
                                                                       ------------   ------------
Net decrease in cash                                                        (26,068)      (108,144)

Cash, beginning of year                                                     101,048        209,192
                                                                       ------------   ------------
Cash, end of year                                                      $     74,980   $    101,048
                                                                       ------------   ------------
                                                                       ------------   ------------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

REUTER MANUFACTURING, INC.  AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
INCREASE (DECREASE) IN CASH
FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995


                                                                                     1996               1995
Supplemental disclosures of cash flow information:
  Cash paid for:
    Interest                                                                       $416,260            $401,804
Noncash investing and financing activities, in addition to that described in Note 6:
  Purchase of equipment in exchange for notes payable                               446,834             226,024
  Purchase of Sollami in exchange for future minimum payments                                           310,271
  Purchase of equipment in exchange for accounts payable                             47,000


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

REUTER MANUFACTURING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SIGNIFICANT ACCOUNTING POLICIES:

     CONSOLIDATED FINANCIAL STATEMENTS:

     The consolidated financial statements include, as continuing operations, the accounts of Reuter Manufacturing, Inc. and its precision manufacturing and container manufacturing operations (the Company), and as discontinued operations, its wholly-owned subsidiary, EPR, Inc. (Eden Prairie Waste Processing Facility) (Note 3). All significant intercompany accounts and transactions have been eliminated in consolidation. As discussed in Note 3, the waste processing operations of the Company were discontinued in 1994 and the results of their operations are presented separately as a component of the loss from discontinued operations in the Consolidated Statements of Operations.
     As described in Note 3, the accounts of Reuter Recycling of Florida, Inc., a wholly owned subsidiary (Reuter Recycling of Florida), were deconsolidated effective November 1, 1992, followed by the sale of all outstanding common stock in October 1995.

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

     PROPERTY, PLANT AND EQUIPMENT:

     Property, plant and equipment are recorded at cost. Depreciation is provided for by the straight-line method based on the estimated useful lives of the assets which range from 3 to 40 years. Expenditures for major renewals and betterments are capitalized, and expenditures for maintenance and repairs are charged to operations as incurred. Upon retirement or other disposition of property, plant or equipment, the applicable cost and accumulated depreciation are eliminated from the accounts and the resulting gain or loss is included in operations.

     REVENUE RECOGNITION:

     The Company recognizes sales of precision manufacturing and container manufacturing products when these products are shipped.

     INCOME TAXES:

     The Company utilizes the asset and liability method of accounting for income taxes whereby deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the sum of the tax currently payable and the change in the deferred tax assets and liabilities during the period.

     INTANGIBLE ASSETS:

     Intangible assets comprised of purchased intangibles acquired with the acquisition of Sollami product line include patents, noncompete agreements and goodwill. Those assets are being amortized on the straight-line method over their estimated lives of seven to fifteen years.

     INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE:

     Primary income (loss) per common and common equivalent share data is computed by dividing income (loss) data by the weighted average number of shares of common stock outstanding plus dilutive common equivalent shares outstanding during the year. Common stock equivalents result from dilutive stock options computed using the treasury stock method. In addition to considering the dilutive impact of stock options, the fully diluted weighted average common and common equivalent shares also includes the dilutive impact of the exercise of the contingent stock purchase warrant which was granted in 1996 to Sanwa (Note 6). Common stock equivalents were excluded from the 1995 loss per share computations as their effect would be antidilutive.

     NEWLY ISSUED ACCOUNTING STANDARDS:

     In March 1995, Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS No. 121) was issued. SFAS No. 121 establishes accounting standards for long-lived assets and certain identifiable intangibles to be disposed of. The Company adopted SFAS No. 121 in the first quarter of 1996. The adoption had no impact on the Company's financial position or results of operations.

     In October 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123) was issued. In accordance with SFAS No. 123, the Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The Company accounts for stock-based compensation to nonemployees using the fair value method prescribed by SFAS No. 123. Accordingly, compensation costs for stock options granted to employees is measured as the excess, if any, of the value of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. Compensation cost for stock options granted to nonemployees is measured as the excess of the fair value of the option over the amount the holder must pay to acquire the stock. Such compensation costs, if any, are amortized on a straight-line basis over the underlying option vesting terms.

     USE OF ESTIMATES:

     The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant areas which require the use of management's estimates relate to allowances for doubtful accounts receivable and inventory obsolescence. Actual results could differ from those estimates.

     2.   BASIS OF PRESENTATION:

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

     SENIOR NOTE, JUNIOR NOTE AND INCOME-SHARING AGREEMENT (THE RESTRUCTURED SUBORDINATED SANWA DEBT):

     As described in Note 6, the Company is in violation of certain covenants included in its Loan and Security Agreement. As a result of these violations, the lender may, at its sole discretion, demand repayment of approximately $3.7 million of the restructured debt, which has been reclassified as a current liability at December 31, 1996.

     CORPORATE DEMAND LINE OF CREDIT:

     As described in Note 6, the Company is in violation of certain covenants included in its Asset-Based Short-Term Financing Agreement. As a result of these violations, the lender may, at its sole discretion, discontinue making advances to the Company and demand repayment of all borrowings under the line of credit.

     GENERAL:

     The Company has a stockholders' deficiency of $8,067,573 at December 31, 1996.

     The Company's continued existence is dependent on the Company's ability to rectify the restructured subordinated Sanwa debt and asset-based short-term line of credit agreement (the agreements) payment and technical default conditions and to generate sufficient cash flows from continuing manufacturing operations to meet debt service requirements.

     Management's plans and objectives include the following:

     - Seek equity financing sufficient to retire the Junior Subordinated Promissory Note and Income-Sharing Agreement with Sanwa.

     - Rectify the technical default conditions under the asset-based short-term financing agreement or, in addition to obtaining any equity financing, obtain replacement debt financing that can support and be serviced by the Company's manufacturing operations.

    - Expand the market for certain proprietary products manufactured by the Company and maintain and expand the precision manufacturing medical device customer base. In addition, management plans to selectively diversify into the industrial parts and components markets.

     Management believes that the successful execution of these plans and attainment of these objectives will allow the Company to fund operations and service its new and remaining debts. There can be no assurance that the Company will be able to achieve any of the foregoing objectives or that the Company will continue as a going concern in its current form. It is possible that the Company could be forced to seek protection under U.S. bankruptcy laws. The Company's Consolidated Financial Statements do not include any adjustments that might result from the outcome of these uncertainties.

3. DISCONTINUED OPERATIONS AND DECONSOLIDATION OF REUTER RECYCLING OF FLORIDA, INC.:

     WASTE PROCESSING OPERATIONS:

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

     The net proceeds of $3,768,809 from the sale were used to repay a portion of the debt underlying the EPR, Inc. facility. These net proceeds exceeded the adjusted carrying value (adjusted in 1993 to its estimated net realizable value) of the EPR, Inc. assets by $1,794,534, resulting in a gain on disposal included in 1994 discontinued operations, net of an additional $120,000 of holding period costs accrued prior to the disposition in 1994. The Company retained all liabilities of EPR, Inc., including the balance of the loan and accrued interest underlying the facility which is guaranteed by the Company. On January 24, 1996, the Company entered into an agreement to restructure its guarantee of the debt obligation underlying the EPR facility (see "Restructured Subordinated Sanwa Debt" Note 6).

     In late 1992, the Company relinquished any future economic interest in or management control associated with ownership of Reuter Recycling of Florida (the Company's only other waste processing and recycling operation) to the underlying lender and the operations were deconsolidated effective November 1, 1992. Accordingly, the assets and liabilities of Reuter Recycling of Florida, Inc. are not included in the Company's Consolidated Balance Sheet as of December 31, 1996 or 1995.

     In an agreement between the Company and Reuter Recycling of Florida that was entered into on November 1, 1992, the Company continued to manage and administer the Florida waste processing facility (the Management Agreement) subject to and in accordance with the standards and limitations provided for in the Management Agreement. This Management Agreement also specified that the Company was no longer obligated to fund the operations of Reuter Recycling of Florida. The Management Agreement required the Company to obtain the prior approval and consent of the construction lender for any significant management decisions, as defined. Management fees of $100,000 are included in the Company's 1995 Consolidated Statements of Operations. Direct costs incurred by the Company and reimbursed by Reuter Recycling of Florida were $252,522 for the year ended December 31, 1995.

     In connection with the November 1, 1992 agreements described above, the Company issued to the lender a warrant to purchase 150,000 shares of common stock of the Company.

3. DISCONTINUED OPERATIONS AND DECONSOLIDATION OF REUTER RECYCLING OF FLORIDA, INC., CONTINUED:

     WASTE PROCESSING OPERATIONS, CONTINUED:

     On October 26, 1995, the Company sold all outstanding shares of Reuter Recycling of Florida, Inc. common stock to Waste Management, Inc. of Florida. The warrant described above lapsed as a result of this transaction.

     Because Reuter Recycling of Florida had previously been deconsolidated from the Company's consolidated financial statements and the Company received no proceeds from the sale, the transaction had no impact on the Company's financial position or results of operations. The Management Agreement between the Company and Reuter Recycling of Florida terminated upon the close of the sale.

4.   PRODUCT LINE ACQUISITION:

     Effective January 9, 1995, the Company purchased the assets, inventory, patents and patent applications, trademarks, goodwill and a noncompete agreement associated with the rotary vane actuator business of The Sollami Company. The purchase price was $326,154 plus minimum royalty payments of $295,000 (Note 6) or 8% of net sales of rotary vane actuators and related parts for the 48 months beginning in February 1995, whichever is greater. The minimum royalty requirement was recorded as part of the accounting for the product line acquisition. The Company paid $39,458 and $7,669 of minimum royalty payments to The Sollami Company in 1996 and 1995, respectively.

5.   SELECTED BALANCE SHEET INFORMATION AS OF DECEMBER 31, 1996 AND 1995:

     INVENTORIES:

                                             1996             1995

     Raw materials and supplies          $  417,579        $  297,067
     Work-in-process                      1,348,461         1,004,038
                                         ----------        ----------

                                         $1,766,040        $1,301,105
                                         ----------        ----------
                                         ----------        ----------

5.   SELECTED BALANCE SHEET INFORMATION AS OF DECEMBER 31, 1996 AND 1995,
     CONTINUED:

PROPERTY, PLANT AND EQUIPMENT:

                                              1996               1995

     Land and related improvements        $   206,995         $   206,995
     Buildings                              3,119,442           3,044,441
     Machinery and equipment                8,633,835           7,940,637
                                          -----------         -----------
               Total                       11,960,272          11,192,073

     Less accumulated depreciation          7,783,531           7,109,755
                                          -----------         -----------
                                          $ 4,176,741         $ 4,082,318
                                          -----------         -----------
                                          -----------         -----------

INTANGIBLE ASSETS:

                                                  1996           1995

     Patents                                  $300,000        $300,000
     Noncompete agreements                     100,000         100,000
     Goodwill                                   95,000          95,000
                                              --------        --------

                                               495,000         495,000
     Less accumulated amortization              97,269          48,635
                                              --------        --------

                                              $397,731        $446,365
                                              --------        --------
                                              --------        --------

     ACCRUED EXPENSES:


                                                                                    1996         1995
     Interest, excluding accrued interest associated with the Eden Prairie debt   $ 69,373     $ 30,066
     Payroll, benefits and related taxes                                           388,372      314,032
     Legal and accounting                                                          150,000      135,000
     Accrued container warranty                                                     25,000       50,000
     Accrued retirement                                                             55,657       49,393
     Other                                                                         103,781      136,381
                                                                                   --------    --------
                                                                                  $792,183     $714,872
                                                                                   --------    --------
                                                                                   --------    --------


6.   NOTES PAYABLE AND OTHER FINANCING ARRANGEMENTS:

Notes payable and long-term debt at December 31, 1996 and 1995, consisted of the following:

                                                                                      1996             1995
     Restructured Subordinated Sanwa Debt:
          Senior Note which bears interest at the rate of 8% annually, presently in technical default.  The note provides for
                    12 consecutive quarterly payments of $75,000 plus accrued
                    interest and a final payment of any unpaid principal and
                    accrued interest on December 31, 1999.                      $ 3,217,600 (a)

          Junior Note which bears interest at the rate of 8% annually, presently in payment default.  The note provides for
                    quarterly payments of principal and interest, to the extent that the Company generates cash flow after payment of
                    certain indebtedness and capital expenditures, and a final payment of any unpaid principal and accrued interest on
                    December 31, 1999 or upon termination of any loan
                    agreement between the Company and Sanwa, whichever
                    is earlier.                                                   1,181,629 (a)


          Income-Sharing Agreement, whereby the Company is required
                    to make payments to Sanwa in an amount equal to 40% of
                    the Company's quarterly income before taxes (prior to a
                    change in control), less cash interest payments made by
                    the Company under the Senior Note (b).  The Income-
                    Sharing Agreement remains in effect until the Company
                    has made total payments of $6,000,000 under the
                    agreement, or effectively lapses on December 31, 2010,
                    whichever is earlier.                                         5,908,248
                                                                                -----------
               Aggregate amounts due to Sanwa                                    10,307,477

     Management Standstill Agreements (c)                                           700,000

     Installment note payable by EPR and guaranteed by the Company.
               As described below, this obligation was restructured in 1996.                      $15,508,363

     Notes payable in monthly principal and interest installments, with interest ranging from 4.9% to 12%.  Notes mature from
               January 1997 to January 2002, collateralized by equipment
               with an aggregate carrying value of $992,092 at
               December 31, 1996.                                                   746,747           468,449

     Other obligations, commissions payable to The Sollami Company
               (see Note 4).                                                        247,572           287,000
                                                                                -----------       -----------

     Total notes payable and other obligations                                   12,001,796        16,263,812

     Less current maturities, including amounts reclassified to
               current due to default matters                                     4,312,071        15,768,097
                                                                                -----------       -----------

     Long-term debt, less current maturities                                    $ 7,689,725       $   495,715
                                                                                -----------       -----------
                                                                                -----------       -----------


          (a) The Senior and Junior Notes Payable (the Notes) balances include total future interest payments of $512,600 and $234,960, respectively. The principal balance of the Notes at December 31, 1996 is $3,651,669.


          (b) However, if a change in control occurs, as defined, the Company is required to make payments to Sanwa in an amount equal to the percentage of the long-term tax-exempt rate, as defined in Section 382(f) of the Internal Revenue Code, multiplied by the Company's income before taxes, less cash interest payments made by the Company under the Senior Note.


          (c) As a result of the Sanwa Standstill Agreements described below, the Company has entered into an agreement (the Management Standstill Agreement) with the CEO and the Chairman whereby, under a predetermined formula, these two individuals can earn up to an aggregate $600,000 based on increases in the market value of shares they hold, that they are unable to trade based on the provisions of the Sanwa Standstill Agreement. In addition, these individuals will be paid an aggregate $100,000 as a result of the Sanwa Standstill Agreements.


     On January 24, 1996, the Company and Sanwa Business Credit Corporation (Sanwa) entered into a Loan and Security Agreement (the Restructured Subordinated Sanwa Debt) to restructure its guarantee of the debt obligation underlying the Eden Prairie Facility, which included the following documents: a Senior Subordinated Secured Promissory (Senior)
     Note in the amount of $2,780,000; a Junior Subordinated Secured Promissory (Junior) Note in the amount of $1,000,000; a Mortgage, Assignment of Leases and Rents, Security Agreement and Financing Statement; a Patent Security Agreement; an Income-Sharing Agreement; and a Common Stock Warrant Agreement (collectively, the Loan Documents).

     The restructuring became effective on June 6, 1996, at which time the restructuring transaction was recognized by the Company as an extraordinary item - gain on debt restructuring of approximately $7.2 million. There was no income tax effect related to the extraordinary item, due to the net operating loss carryforwards available to the Company as well as the Company's continued insolvency for tax purposes subsequent to the debt restructuring.

     The Company's obligations under the Loan Documents are collateralized by an interest in substantially all of the Company's assets, subordinate to an Asset-Based Short-Term Financing Agreement with outstanding borrowings of $2,900,097 at December 31, 1996.

     The Company also granted Sanwa a contingent stock purchase warrant to purchase up to 3,178,780 shares of common stock of the Company for an aggregate purchase price of $10 (ten dollars) (Note 7). The warrant is exercisable only following the occurrence of an "ownership change" in respect of the Company, as defined in Section 382(g)(1) of the Internal Revenue Code of 1986, as amended. The warrant expires upon payment in full by the Company of all amounts due under the Income-Sharing Agreement.

     In addition, the Company and Sanwa entered into separate Standstill Agreements with the Company's Chief Executive Officer (the CEO) and its Chairman of the Board of Directors (the Chairman) who, under the Standstill Agreements, agreed not to, directly or indirectly, acquire, dispose of, or exercise any option or other right to acquire any capital stock or option of the Company. The Standstill Agreements remain in effect until the earlier of (a) the expiration of the Income-Sharing Agreement, (b) the death of the CEO or the Chairman, or (c) the occurrence of an "ownership change" in respect of the Company, as defined in Section 382(g)(1) of the Internal Revenue Code of 1986, as amended.

     The Loan Documents contain restrictive covenants which, among other things, restrict the declaration and payment of cash dividends to stockholders and place limits on the Company's annual capital expenditures. In addition, the Loan Documents include a subjective acceleration clause in which Sanwa may declare these agreements to be in default if it considers an event or occurrence to be a "material adverse change" in the Company's business or financial condition. The Company is in default of certain covenants within the Loan Documents, as a result of covenant violations under the Company's Asset-Based Short-Term financing agreement. In addition, the Company is in payment default of the Junior Note. The Company has not been able to obtain a waiver from the lender. Under terms of the Loan Documents, the lender may, at its discretion, demand repayment of certain portions of the restructured debt, plus accrued interest (see Note 2). Accordingly, the principal balance of the Senior and Junior Notes ($3,651,669), along with interest of $302,400 at December 31, 1996, have been reflected as current liabilities. During the period of default, the lender may elect to increase the interest rate charged on this note to 2% in excess of the interest rate then in effect on the respective liabilities (default rate). The lender did not waive its right to charge the Company interest at the default rate. Accordingly, the Company's interest expense and accrued but unpaid interest for the years ended December 31, 1996 and 1995, of $455,567 and $3,275,656, respectively, includes
     $38,640 and $314,475 of incremental default rate interest incurred during 1996 and 1995, respectively. In addition, the lender has the right pursuant to terms of the agreement to demand payment for certain transaction costs. The lender has not made such a demand. Accordingly, no such transaction costs have been accrued by the Company.

     As of December 31, 1996, scheduled repayment obligations, which excludes the unscheduled Income-Sharing and Management Standstill Agreements (described in the following paragraph), including amounts reclassified to currently payable due to default matter discussed above and principal payments in arrears are as follows:

         1997                                                  $4,312,071
         1998                                                     548,365
         1999                                                     369,778
         2000                                                      98,496
         2001                                                      64,838
                                                             ------------

        Total scheduled maturities of long-term debt           $5,393,548
                                                             ------------
                                                             ------------

     Unscheduled payment obligations, which are classified as noncurrent in the Consolidated Balance Sheets, as of December 31, 1996, include the following components which are due based only on the occurrence of certain events, as described in the respective agreements, and do not include acceleration clauses associated with default or cross-default conditions:

     Income-Sharing Agreement                                         $5,908,248
     Management Standstill Agreement                                     700,000
                                                                      ----------
               Total unscheduled maturities of long-term debt         $6,608,248
                                                                      ----------
                                                                      ----------


     Other obligations are comprised of minimum royalty payments related to the Sollami product line acquisition (Note 4).

     ASSET-BASED SHORT-TERM FINANCING AGREEMENT:

     In February 1991, the Company entered into a $6 million (subsequently reduced to $4.5 million) short-term demand line of credit arrangement with an asset-based lender. This demand line of credit is collateralized by a $250,000 certificate of deposit which is invested with a financial services company and is classified as a restricted investment on the Company's Consolidated Balance Sheets. The line of credit is also collateralized by all receivables, inventories and certain property, plant and equipment of the Company. However, the asset-based lender has a subordinated interest in certain equipment purchased with notes payable. Interest on borrowings under the line were computed at the prime rate plus 3.75% (prime rate was 8.25% and 8.5% at December 31, 1996 and 1995, respectively). During 1995, the Company amended its loan and security agreement through a modification of the term loan associated with the line of credit. The terms of these amended agreements call for a new term loan in the amount of $1,507,200 to be amortized over a period of 60 months and a one-year extension of the loan agreement. All other terms and conditions of the loan agreement remained the same as set forth above. Funds available to the Company pursuant to terms of the line of credit agreement are dependent upon the level of eligible accounts receivable and plant and equipment, as defined. The Company is in violation of certain financial and technical covenants of this agreement and a cross-default covenant due to the defaults under the restructured subordinated Sanwa debt. As a result of these default conditions, the lender may, at its sole discretion declare the Company in default, discontinue making advances to the Company, and demand immediate repayment of borrowings under the line of credit. If the lender will continue making advances to the Company, borrowing capacity under this line of credit is approximately $520,000 at March 18, 1997. The weighted average interest rate was 12.02% and 12.46% for the years ended December 31, 1996 and 1995, respectively.

     CARRYING VALUE OF FINANCIAL INSTRUMENTS:

     The carrying value of the asset-based line of credit approximates fair value at December 31, 1996. The carrying value of the Sanwa Senior Note is not determinable at December 31, 1996, due to the Company's capital structure at the timing of the debt restructuring. The Sanwa Junior Note and Income-Sharing Agreement (aggregate carry value at December 31, 1996 of $7,089,877) are currently subject to a proposed settlement with Sanwa for $3.75 million, pending the Company's Ability to raise equity financing as described in Note 2.

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

     1991 STOCK OPTION PLAN:

     In 1991, the Board of Directors approved a new stock option plan (1991
     Plan) to grant incentive and nonstatutory stock options to eligible employees, directors, consultants and independent contractors of the Company. A total of 200,000 shares of common stock are available for grant under this plan at exercise prices not less than 50% of the fair market value on the date of grant for non-incentive stock options and not less than 100% of fair market value on the date of grant for incentive stock options. In August 1995, the stockholders approved an increase in the number of common shares reserved for issuance to 500,000 shares.

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

     The following summarizes all option activity under the plans:


                                                      OPTIONS             PRICE          WEIGHTED
                                                    OUTSTANDING         PER SHARE      AVERAGE PRICE
         Balances, December 31, 1994                   314,000        $.1875 - 7.00       $2.05

         Options cancelled                              (5,000)             7.00           7.00
         Options granted
                                                      --------
         Balances, December 31, 1995                   309,000         .1875 - 7.00        1.97

         Options cancelled                             (97,000)        .3125 - 7.00        4.01
         Options granted                               138,000           .42 - .72          .42
         Options exercised                             (16,500)        .1875 - .42          .37
                                                      --------

         Balances, December 31, 1996                   333,500         .1875 - 4.25         .81
                                                      --------
                                                      --------

         Options exercisable at December 31, 1996      316,000         .1875 - 4.25         .83
                                                      --------
                                                      --------


     In April 1991, the Company granted a director an option, which expires if not exercised by 2001, to purchase up to 20,000 shares of common stock at $4.88 per share, the fair market value of common stock on the date of grant. As of December 31, 1996, all of these options are exercisable.

     There were no options exercised during 1995.

     STOCK-BASED COMPENSATION:

     No compensation cost has been recognized for the Incentive Stock Option Plan or the Directors' Stock Option Plan (collectively referred to as "the Plans"). Had compensation cost for the Plans been determined based on the fair value of options at the grant date for awards in 1996, the Company's net income and net income per share would have been equal to the pro forma amounts indicated below (in thousands, except per share amounts):

     Net income:
          As reported                                      $7,998,590
          Pro forma                                         7,948,199

     Net income per share:
          Primary:
               As reported                                      $2.36
               Pro forma                                         2.35
          Fully diluted:
               As reported                                       1.52
               Pro forma                                         1.52

     There were no options granted during 1995. The pro forma effect on net earnings for 1996 is not fully representative of the pro forma effect on net earnings in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1996.

     The aggregate fair value of options granted during 1996 was $44,500 for the Incentive Stock Option Plan and $5,891 for the Directors' Stock Option Plan. The aggregate fair value was calculated by using the fair value of each option grant on the date of grant, utilizing the Black-Scholes option pricing model and the following key assumptions for the Plans:

                        ASSUMPTIONS                    1996

     Risk free interest rates                          5.6%
     Volatility                                        179%
     Expected lives (months)                            48

     The Company does not anticipate paying dividends in the near future.

     The following table summarizes information about fixed price stock options outstanding at December 31, 1996:


                                         OPTIONS OUTSTANDING       OPTIONS EXERCISABLE
                                       ----------------------  ----------------------------
                                      WEIGHTED
                      NUMBER           AVERAGE      WEIGHTED       NUMBER        WEIGHTED
    RANGE OF      OUTSTANDING AT      REMAINING      AVERAGE   EXERCISABLE AT     AVERAGE
    EXERCISE        DECEMBER 31,   CONTRACTUAL LIFE  EXERCISE   DECEMBER 31,     EXERCISE
     PRICES            1996           (MONTHS)        PRICE         1996           PRICE

  $.1875 - .42        149,500           101           $  .39       135,750        $ .40

     .50 - .72        122,000            86              .52       122,000          .52

    1.50 - 2.25        42,000            71             1.54        38,250         1.54

    4.25 - 4.88        40,000            54             4.57        40,000         4.57



     WARRANTS:

     In June 1996, the Company granted a contingent stock purchase warrant to Sanwa, which would enable Sanwa to become a significant, if not the majority stockholder, in circumstances more fully described in Note 6.

8.   INCOME TAXES:

     The following table sets forth the components of the deferred tax assets and liabilities as of December 31, 1996 and 1995, assuming an effective tax rate of 35%.


                                                                             1996                1995

     Tax credits available for carryforward (expire 1999 to 2001)                            $  1,330,000
     Net operating losses available for carryforward
               (expire 2004 to 2011)                                    $  9,073,000           12,450,000
     Restructured debt basis for books in excess of tax                    2,500,000
     Accelerated depreciation for tax reporting purposes                    (162,000)            (227,000)
     Other future deductible temporary differences, net                      225,000              211,000
                                                                         ------------         ------------

     Deferred tax assets and liabilities before valuation allowance       11,636,000           13,764,000

     Valuation allowance                                                 (11,636,000)         (13,764,000)
                                                                         ------------         ------------

     Net deferred income taxes                                                -                      -
                                                                         ------------         ------------
                                                                         ------------         ------------



     The majority of net operating losses were incurred in states where the Company operated in prior years, but no longer operates. Accordingly, net operating loss carryforwards do not include any associated state tax benefit, as no benefit is anticipated to be realized.

     As discussed in Note 6, the Company's future utilization, if any, of the net operating loss carryforwards results in payments to Sanwa, pursuant to terms of the Loan Documents. Accordingly, approximately $6,000,000 of the tax effected net operating loss carryforwards will not be available to the Company.

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

     Reconciliation of the income tax computed at the Federal statutory rate to the actual income tax provision is as follows:


                                                                             1996
  Provision (benefit) at Federal statutory rate                          $ 2,799,507
  (Utilization) limitation of net operating loss carryforward benefit     (2,779,507)
                                                                          ----------
               Income tax provision                                      $    20,000
                                                                          ----------
                                                                          ----------



9.   EMPLOYEE BENEFIT PLANS:

     All employees who are at least 21 years of age and have completed six months of service and have worked at least 1,000 hours are eligible to participate in the Company's 401(k) Retirement Savings Plan, and Profit Sharing Plan. Employees may contribute from 1% to 15% of their gross annual wages to the 401(k) plan. Participants vest in the Company's 401(k) contributions at a rate of 33% annually beginning one year after their date of employment, and at a rate of 20% annually beginning one year after their second year of service for the Company's Profit Sharing Plan. The Company may make 401(k) matching contributions and profit sharing contributions at the discretion of the Board of Directors. The Company made a $60,000 matching contribution to its 401(k) plan during 1996. The Company also accrued $80,000 for its profit sharing contribution as of December 31, 1996. There were no discretionary Company 401(k) matching or profit sharing contributions in 1995.

10.  SIGNIFICANT CUSTOMER INFORMATION:

     Two customers account for net aggregate revenues, expressed as percentages of total consolidated net sales and revenues, as follows:

                                        1996                  1995
                                  ----------------      ------------------
                                  AMOUNT       %           AMOUNT     %

     Customer A                 $9,034,647   63.7%      $4,958,260  44.9%
     Customer B                    963,554    6.8%       2,625,605  23.8%


     Accounts receivable credit concentrations associated with customers A (Haemonetics Corporation) and B (Caire) at December 31, 1996, were $915,865 and $163,918, respectively. Inventory concentrations, for production in process to customer specifications associated with customers A and B at December 31, 1996, were $734,970 and $145,354, respectively.

Reuter Manufacturing, Inc. and Subsidiaries
Schedule II - Valuation and Qualifying Accounts


                                                             COLUMN C
                                             COLUMN B       ---------               COLUMN D               COLUMN E
                                            ----------      ADDITIONS              ----------              -------
             COLUMN A                        BALANCE AT      CHARGED TO             DEDUCTIONS              BALANCE
----------------------------------           BEGINNING       COSTS AND                 FROM                  AT END
          CLASSIFICATION                     OF PERIOD       EXPENSES                ALLOWANCE              OF PERIOD
Year ended December 31, 1995:
     Inventories                           $ 80,000         $ 25,000                                      $105,000
     Allowance for doubtful accounts         20,685           12,925               $(18,610) (1)            15,000

Year ended December 31, 1996:
     Inventories                            105,000          145,000                                       250,000
     Allowance for doubtful accounts         15,000           11,740                 (1,740) (1)            25,000


  (1)         Write-off of accounts receivable.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 24, 1997                       REUTER MANUFACTURING, INC.


                                             By:  /s/ James W. Taylor
                                                ------------------------------
                                                James W. Taylor, President and
                                                 Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below on March 24, 1997 by the following persons on behalf of the Registrant and in the capacities indicated.


Signature                           Title
---------                           -----

 /s/ Edward E. Strickland           Chairman of the Board and Director
-------------------------------
 Edward E. Strickland


 /s/James W. Taylor                 President, Chief Executive Officer
-------------------------------     Chief Financial Officer and Director
 James W. Taylor                    (principal executive and financial officer)


 /s/ William H. Johnson             Vice President, Controller and Secretary
-------------------------------     (principal accounting officer)
 William H. Johnson


 /s/ Caroline C. Avey               Director
-------------------------------
 Caroline C. Avey


 /s/ Kenneth E. Daugherty           Director
-------------------------------
 Kenneth E. Daugherty


 /s/ Gary W. Laidig                 Director
-------------------------------
 Gary W. Laidig


 /s/ Robert W. Heller               Director
-------------------------------
 Robert W. Heller

                           REUTER MANUFACTURING, INC.

                         EXHIBIT INDEX TO ANNUAL REPORT
                                 ON FORM 10-KSB
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

Item No.  Item                                                    Method of Filing
--------  ----                                                    ----------------
 3.1      Restated Articles of Incorporation,
          as amended  . . . . . . . . . . . . . . . . . . . . .   Incorporated by reference to Exhibit 3.1 to the Company's
                                                                  Annual Report on Form 10-KSB for the year ended December
                                                                  31, 1995 (File No. 0-1561)

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

 10.2     Directors Stock Option Plan of
          Reuter, Inc.  . . . . . . . . . . . . . . . . . . . .   Incorporated by reference to Exhibit 10(c) to the Company's
                                                                  Annual Report on Form 10-K for the year ended December 31,
                                                                  1987 (File No. 0-1561)

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

 10.6     1991 Stock Option Plan, as amended  . . . . . . . . .   Incorporated by reference to Exhibit 10.6 to the Company's
                                                                  Annual Report on Form 10-KSB for the year ended December
                                                                  31, 1995 (File No. 0-1561)

 10.7     Summary of Options granted
          under 1991 Stock Option Plan  . . . . . . . . . . . .   Incorporated by reference to Exhibit 10.9 to the Company's
                                                                  Annual Report on Form 10-KSB for the year ended December
                                                                  31, 1994 (File No. 0-1561)

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


 10.10    Installment Note payable by Reuter
          Recycling, Inc. to Sanwa Business
          Credit Corporation and Term Loan
          and Security Agreement between
          Reuter Recycling, Inc., the
          Company and Sanwa Business Credit
          Corporation, both dated May 6, 1988 . . . . . . . . .   Incorporated by reference to Exhibit 28(a) to the Company's
                                                                  Current Report on Form 8-K dated May 6, 1988 (File No. 0-
                                                                  1561)

 10.11    Guaranty by the Company and Debtor's
          Security and Pledge Agreement between
          the Company and Sanwa Business
          Credit Corporation, both dated
          May 6, 1988 . . . . . . . . . . . . . . . . . . . . .   Incorporated by reference to Exhibit 28(b) to the Company's
                                                                  Current Report on Form 8-K dated May 6, 1988 (File No. 0-
                                                                  1561)

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

 10.17    Amendment to Loan and Security
          Agreement, dated December 31, 1992,
          between the Company and The CIT Group/Credit Finance,
          Inc.  . . . . . . . . . . . . . . . . . . . . . . . .   Incorporated by reference to Exhibit 10.31 to the Company's
                                                                  Annual Report on Form 10-K for the year ended December 31,
                                                                  1992 (File No. 0-1561)

 10.18    Amended Promissory Note dated as
          of December 30, 1992, between
          the Company and The CIT Group/Credit
          Finance, Inc. . . . . . . . . . . . . . . . . . . . .   Incorporated by reference to Exhibit 10.32 to the Company's
                                                                  Annual Report on Form 10-K for the year ended December 31,
                                                                  1992 (File No. 0-1561)
 10.19    Letter Agreement, dated July 26,
          1994, amending Loan Agreement with
          The CIT Group/Credit Finance, Inc.  . . . . . . . . .   Incorporated by reference to Exhibit 10.32 to the Company's
                                                                  Annual Report on Form 10-KSB for the year ended December
                                                                  31, 1994 (File No. 0-1561)


 10.20    Letter Agreement, dated December 15,
          1994, amending Loan Agreement with
          The CIT Group/Credit Finance, Inc.  . . . . . . . . .   Incorporated by reference to Exhibit 10.33 to the Company's
                                                                  Annual Report on Form 10-KSB for the year ended December
                                                                  31, 1994 (File No. 0-1561)

 10.21    Letter Agreement, dated January 11,
          1995, amending Loan Agreement with
          The CIT Group/Credit Finance, Inc.  . . . . . . . . .   Incorporated by reference to Exhibit 10.34 to the Company's
                                                                  Annual Report on Form 10-KSB for the year ended December
                                                                  31, 1994 (File No. 0-1561)

 10.22    Letter Agreement, dated October 12,
          1995, amending Loan Agreement with
          The CIT Group/Credit Finance, Inc.  . . . . . . . . .   Incorporated by reference to Exhibit 10.22 to the Company's
                                                                  Annual Report on Form 10-KSB for the year ended December
                                                                  31, 1995 (File No. 0-1561)

 10.23    Letter Agreement, dated December 22,
          1995, amending Loan Agreement with
          The CIT Group/Credit Finance, Inc.  . . . . . . . . .   Incorporated by reference to Exhibit 10.23 to the Company's
                                                                  Annual Report on Form 10-KSB for the year ended December
                                                                  31, 1995 (File No. 0-1561)

 10.24    Purchase Agreement, dated August 22,
          1994, by and between EPR, Inc., Green
          Isle Environmental Services, Inc. and
          BFI Recycling Systems of Minnesota,
          Inc.  . . . . . . . . . . . . . . . . . . . . . . . .   Incorporated by reference to Exhibit 2.1 to the Company's
                                                                  Current Report on Form 8-K, dated September 19, 1994 (File
                                                                  No. 0-1561)


 10.25   Purchase Agreement, dated June 1, 1995, by and among
         the Company, Waste Management Inc. of Florida and US
         West Services, Inc. . . . . . . . . . . . . . . . . .   Incorporated by reference to Exhibit 2.1 to the Company's
                                                                 Current Report on Form 8-K, dated October 26, 1995 (File
                                                                 No. 0-1561)

 10.26   Amendment No. 1 to Purchase Agreement, dated as of
         June 1, 1995, by and among the Company, Waste
         Management Inc. of Florida and US West Financial
         Services, Inc.  . . . . . . . . . . . . . . . . . . .   Incorporated by reference to Exhibit 2.2 to the Company's
                                                                 Current Report on Form 8-K, dated October 26, 1995 (File
                                                                 No. 0-1561)

 10.27   Loan and Security Agreement, dated
         December 31, 1995, between the Company and Sanwa
         Business Credit Corporation.  . . . . . . . . . . . .   Incorporated by reference to Exhibit 2.1 to  the Company's
                                                                 Current Report on Form 8-K, dated January 24, 1996 (File
                                                                 No. 0-1561)

 10.28   Senior Subordinated Secured Promissory
         Note, dated December 31, 1995, between
         the Company and Sanwa Business Credit
         Corporation.  . . . . . . . . . . . . . . . . . . . .   Incorporated by reference to Exhibit 2.2 to  the Company's
                                                                 Current Report on Form 8-K, dated January 24, 1996 (File
                                                                 No. 0-1561)

 10.29   Junior Subordinated Secured Promissory
         Note, dated December 31, 1995, between
         the Company and Sanwa Business Credit
         Corporation . . . . . . . . . . . . . . . . . . . . .   Incorporated by reference to Exhibit 2.3 to  the Company's
                                                                 Current Report on Form 8-K, dated January 24, 1996 (File
                                                                 No. 0-1561)


 10.30   Mortgage, Security Agreement and
         Fixture Financing Statement, dated
         December 31, 1995, between the
         Company and Sanwa Business
         Credit Corporation  . . . . . . . . . . . . . . . . .   Incorporated by reference to Exhibit 2.4 to  the Company's
                                                                 Current Report on Form 8-K, dated January 24, 1996 (File
                                                                 No. 0-1561)

 10.31   Patent Security Agreement, dated
         December 31, 1995, between the
         Company and Sanwa Business
         Credit Corporation  . . . . . . . . . . . . . . . . .   Incorporated by reference to Exhibit 2.5 to  the Company's
                                                                 Current Report on Form 8-K, dated January 24, 1996 (File
                                                                 No. 0-1561)

 10.32   Income Sharing Agreement, dated
         December 31, 1995, between the
         Company and Sanwa Business
         Credit Corporation  . . . . . . . . . . . . . . . . .   Incorporated by reference to Exhibit 2.6 to  the Company's
                                                                 Current Report on Form 8-K, dated January 24, 1996 (File
                                                                 No. 0-1561)

 10.33   Intercreditor and Subordination
         Agreement, dated December 31, 1995,
         among the Company, The CIT Group/Credit Finance, Inc.
         and Sanwa Business Credit Corporation . . . . . . . .
                                                                 Incorporated by reference to Exhibit 2.7 to  the Company's
                                                                 Current Report on Form 8-K, dated January 24, 1996 (File
                                                                 No. 0-1561)

 10.34   Common Stock Warrant Agreement,
         dated December 31, 1995, between
         the Company and Sanwa Business
         Credit Corporation  . . . . . . . . . . . . . . . . .   Incorporated by reference to Exhibit 2.8 to  the Company's
                                                                 Current Report on Form 8-K, dated January 24, 1996 (File
                                                                 No. 0-1561)

 10.35   Standstill Agreement, dated December 31,
         1995, among Edward E. Strickland, the
         Company and Sanwa Business Credit
         Corporation . . . . . . . . . . . . . . . . . . . . .   Incorporated by reference to Exhibit 2.9 to  the Company's
                                                                 Current Report on Form 8-K, dated January 24, 1996 (File
                                                                 No. 0-1561)


 10.36   Standstill Agreement, dated December 31,
         1995, among James Taylor, the Company
         and Sanwa Business Credit Corporation . . . . . . . .   Incorporated by reference to Exhibit 2.10 to  the Company's
                                                                 Current Report on Form 8-K, dated January 24, 1996 (File
                                                                 No. 0-1561)

 11.1    Statement regarding Computation of
         Per Share Earnings  . . . . . . . . . . . . . . . . .   Filed herewith electronically

 21.1    Subsidiaries of the Company . . . . . . . . . . . . .   Filed herewith electronically

 23.1    Consent of Coopers & Lybrand L.L.P. . . . . . . . . .   Filed herewith electronically

 27.1    Financial Data Schedule . . . . . . . . . . . . . . .   Filed herewith electronically