Form 10QSB
period 1997-03-31
REUTER MANUFACTURING INC
filed 1997-05-01
CIK 83490

                                   FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1997

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT
              For the transition period from          to
                                             --------    --------


Commission File Number 0-1561

                           REUTER MANUFACTURING, INC.
                           --------------------------
             (Exact name of registrant as specified in its charter)

          Minnesota                                      41-0780999
-------------------------------             -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

 410 - 11th Avenue South, Hopkins, Minnesota                  55343
--------------------------------------------                ----------
 (Address of principal executive offices)                   (Zip Code)

                                   612/935-6921
----------------------------------------------------------------
                (Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X .    No.    .
    ---         ---

As of April 23, 1997 there were outstanding 4,741,603 shares of the registrant's common stock, par value $.18-3/4 per share.

PART I. FINANCIAL INFORMATION.

ITEM 1. FINANCIAL STATEMENTS.

REUTER MANUFACTURING, INC.
STATEMENTS OF OPERATIONS

                                                      For the three months ended
                                                              March 31,
                                                          1997          1996
                                                    -------------- -------------
Net sales                                              $5,017,425    $2,719,912

 Cost of sales                                          3,481,251     2,298,655
                                                    -------------- -------------
  GROSS PROFIT                                          1,536,174       421,257

Selling, general and administrative expenses              744,445       512,264
                                                    -------------- -------------
     OPERATING INCOME (LOSS)                              791,729       (91,007)
                                                    -------------- -------------
Other income (expenses):
 Interest income                                            7,637         9,524
 Interest expense                                        (130,088)     (101,843)
 Other, net                                                (6,490)       (2,647)
                                                    -------------- -------------
  TOTAL OTHER EXPENSE,NET                                (128,941)      (94,966)
                                                    -------------- -------------

  INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES         662,788      (185,973)

Provision for income taxes                                (13,919)
                                                    -------------- -------------
     NET INCOME (LOSS)                                   $648,869     ($185,973)
                                                    -------------- -------------
                                                    -------------- -------------

     NET INCOME (LOSS) PER COMMON AND
      COMMON EQUIVALENT SHARE                               $0.19       ($0.06)
                                                    -------------- -------------
                                                    -------------- -------------

WEIGHTED AVERAGE NUMBER OF COMMON AND
 COMMON EQUIVALENT SHARES OUTSTANDING                   3,461,100     3,191,520
                                                    -------------- -------------
                                                    -------------- -------------







The accompanying notes are an integral part of the financial statements.

          REUTER MANUFACTURING, INC.
               BALANCE SHEETS


                                                                   March 31,          December 31,
                                                                     1997                1996
                                                                --------------      --------------
                         ASSETS

CURRENT ASSETS:
 Cash                                                              $218,884             $74,980
 Investments, restricted                                            250,000             250,000
 Accounts receivable, net of allowances of $25,000
  at March 31, 1997 and December 31, 1996                         2,331,377           1,839,367
 Inventories                                                      1,928,165           1,766,040
 Other current assets                                                47,933              29,137
                                                                --------------      --------------
  TOTAL CURRENT ASSETS                                            4,776,359           3,959,524

Property, plant and equipment, net                                4,157,012           4,176,741
Intangible assets, net                                              385,572             397,731
                                                                --------------      --------------
   TOTAL ASSETS                                                  $9,318,943          $8,533,996
                                                                --------------      --------------
                                                                --------------      --------------

   LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
 Current maturities of long-term debt                            $4,136,906          $4,312,071
 Borrowings under asset-based line of credit                      3,161,608           2,900,097
 Accounts payable, trade                                            896,466             763,495
 Accrued expenses                                                   898,350             792,183
                                                                --------------      --------------
   TOTAL CURRENT LIABILITIES                                      9,093,330           8,767,846

Long-term debt, less current maturities                           7,509,589           7,689,725
Other long-term liabilities                                         130,083             143,998

Commitments and contingencies

STOCKHOLDERS' DEFICIENCY:
 Preferred stock, par value $.01 per share;
   authorized 2,500,000 shares; none issued
 Common stock, par value $.1875 per share;
   authorized 9,000,000 shares;  issued and
   outstanding: 3,219,770 shares at March 31, 1997
   and 3,208,020 shares at December 31, 1996                        603,707             601,504
 Additional paid-in capital                                      13,716,024          13,713,582
 Accumulated deficit                                            (21,733,790)        (22,382,659)
                                                                --------------      --------------
   TOTAL STOCKHOLDERS' DEFICIENCY                                (7,414,059)         (8,067,573)
                                                                --------------      --------------
     TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY              $9,318,943          $8,533,996
                                                                --------------      --------------
                                                                --------------      --------------









     The accompanying notes are an integral part of the financial statements.

REUTER MANUFACTURING, INC.
STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash


                                                                              For the three months ended March 31,

------------------------------------------------------------------------------------------------------------------
                                                                                    1997                1996
------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                                                $648,869           ($185,973)
 Adjustments to reconcile net income (loss) to net cash provided by
 (used in) operating activities:
 Depreciation                                                                      188,669             177,835
 Amortization of intangible assets                                                  12,159              12,158
 Gain on sales of assets                                                              (915)
 Provision for writedown of inventories                                             55,000              15,000
 Changes in operating assets and liabilities:
  Accounts receivable                                                             (492,010)            (87,906)
  Inventories                                                                     (217,125)           (225,599)
  Other assets                                                                     (18,796)            (33,911)
  Accounts payable                                                                 132,971             173,800
  Accrued expenses                                                                 106,167              22,441
  Accrued retirement                                                               (13,915)            (12,348)
------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                                401,074            (144,503)
------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sale of property and equipment                                       12,000
 Additions to property, plant and equipment                                       (180,025)            (20,320)
------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                             (168,025)            (20,320)
------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayment of long-term debt                                                      (355,301)            (57,910)
 Proceeds from asset-based line of credit                                        4,786,384           2,784,443
 Repayment of asset-based line of credit                                        (4,524,873)         (2,628,186)
 Proceeds from exercise of stock options                                             4,645
------------------------------------------------------------------------------------------------------------------
Net cash (used in) provided by financing activities                                (89,145)             98,347
------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                                    143,904             (66,476)
Cash, beginning of period                                                           74,980             101,048
------------------------------------------------------------------------------------------------------------------
Cash, end of period                                                               $218,884             $34,572
------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------

Supplemental disclosures of cash flow information:
   Cash paid for interest                                                         $111,854            $101,843



     The accompanying notes are an integral part of the financial statements.

                           Reuter Manufacturing, Inc.
                          Notes to Financial Statements
                                   (Unaudited)

1.   FINANCIAL STATEMENTS:

     The unaudited financial statements of Reuter Manufacturing, Inc. (the Company) for the three month periods ended March 31, 1997 and 1996, reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments, except as described below) necessary to fairly state the financial position at March 31, 1997, and the results of operations and cash flows for the reported periods. The results of operations for any interim period are not necessarily indicative of results expected for the full year. These unaudited interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1996 Annual Report on Form 10-KSB.

     USE OF ESTIMATES:

     The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant areas which require the use of management's estimates relate to allowances for doubtful accounts receivable and inventory obsolescence. Actual results could differ from those estimates.

     RECLASSIFICATIONS:

     Certain reclassifications have been made to the period ended March 31, 1996 statements of operations to conform to the current periods presentation. These reclassifications had no impact on the previously reported loss from operations.

     NET INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT SHARES:

     Net income (loss) per common and common equivalent share (EPS) is computed by dividing the respective periods income (loss) by the weighted average number of shares of common stock outstanding plus dilutive common equivalent shares outstanding during the period. Common stock equivalents result from dilutive stock options computed using the treasury stock method. Fully diluted EPS is not presented, due to the termination of the stock warrant to Sanwa as more fully described in Note 2 of this Form 10-QSB.

     NEWLY ISSUED ACCOUNTING STANDARDS:

     In March 1997, the Financial Accounting Standards Board issued Statement No. 128 "Earnings per Share," which the Company will adopt effective for its 1997 year end reporting. The Company will be required to report basic net income per share based on weighted average common shares outstanding, without considering common equivalent shares, and diluted net income per share based on weighted average common and common equivalent shares outstanding. Diluted net income per share would be equivalent to the Company's current reporting of net income (loss) per common and common equivalent share.

2.   PRIVATE PLACEMENT OF COMPANY STOCK AND SUBSEQUENT DEBT RESTRUCTURING:

     On April 18, 1997, the Company completed its Private Placement of 1,517,333 shares of the Company's common stock at $3.00 per share, raising gross proceeds of $4,552,000. Proceeds of $3,750,000 from the private placement were used to retire two debt instruments with Sanwa Business Credit Corporation ("Sanwa"), the Junior Subordinated Promissory (Junior) Note and the Income Sharing Agreement described in Note 6 to the consolidated financial statements included in the Company's 1996 Annual Report on Form 10-KSB. The balance of the proceeds were used to pay expenses of the private placement and the remaining excess cash was applied to general Company funds. These debt instruments represented obligations carried over from previous financing associated with the discontinued waste processing operations. The two debt instruments had an aggregate carrying value of approximately $6,924,000 at March 31, 1997. In addition, the Company owed Sanwa approximately $252,500 under the two debt instruments for the first quarter of 1997, which was also paid. The Company also granted John G. Kinnard and Company, who assisted with the Private Placement, a five year warrant for 50,000 shares of the Company's common stock with an exercise price of $3.60 per share. In addition, the previously issued warrant to Sanwa for 3,178,780 shares of Common Stock and the Trading Standstill Agreements with certain directors of the Company were also terminated.
     The Senior Subordinated Secured Promissory (Senior) Note with Sanwa and associated future interest at 8% ($3,133,600) and approximately $227,450 due under the Trading Standstill Agreements will remain obligations of the Company. The Company remains in technical default of the Senior Note as a result of prior technical cross-default violations with the Company's asset-based lender and Junior Note covenant violations with Sanwa for which the Company has not obtained waivers. The Company is seeking waivers for these pre-existing defaults although there can be no assurance the Company will be successful in obtaining such waivers.
     The pro forma effect of this transaction on certain balance sheet information is presented below.

     Unaudited pro forma Balance Sheet information as of March 31, 1997, is set forth in the table below and has been presented with unaudited historical Balance Sheet information as of March 31, 1997, as if the Company's
     April 18,1997, private placement of 1,517,333 shares of common stock and the retirement of the Sanwa Junior Note and Income Sharing Agreement, as described above, had taken place on March 31, 1997.

                                                 Unaudited           Unaudited
                                                 Historical          Pro Forma
                                               March 31, 1997     March 31, 1997
                                               --------------     --------------

     Total assets                              $   9,318,943      $   9,530,801
                                               --------------     --------------
                                               --------------     --------------
     Trade payables and accrued expenses       $   1,794,816      $   1,737,942
     Other liabilities                               130,083            130,083
     Line of credit and debt obligations          14,808,103          7,411,477
     Stockholders' equity (deficiency)         (   7,414,059)           251,299
                                               --------------     --------------

     Total liabilities and stockholders'
     equity (deficiency)                       $   9,318,943      $   9,530,801
                                               --------------     --------------
                                               --------------     --------------

3.   ASSET-BASED SHORT-TERM FINANCING ARRANGEMENT:

     The Company is in violation of certain financial and technical covenants of the Asset-Based short-term financing agreement and a cross-default covenant due to the defaults described in this Form 10-QSB under the caption "Liquidity and Capital Resources" and Note 6 of the notes to the consolidated financial statements included in the Company's 1996 Annual Report on Form 10-KSB. As a result of these default conditions, the lender may, at its sole discretion declare the Company in default, discontinue making advances to the Company and demand immediate repayment of borrowings under the line of credit. If the lender were to continue making advances to the Company, additional borrowing capacity under this line of credit was approximately $710,269 at April 23, 1997.

4.   SIGNIFICANT CUSTOMERS:

     Sales to the Company's two largest medical product customers were $3,883,486 or 77.4% of net sales for the first quarter of 1997, compared to sales of $1,774,662 or 65.2% of net sales for the same period in 1996. Accounts receivable concentrations associated with the two largest medical product customers discussed above, represented 67.7% and 11.2%, respectively, of March 31, 1997 accounts receivable.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

      The Company is principally engaged in the business of contract manufacturing of precision machined products and assemblies. The Company manufactures, among other items, close tolerance bearing-related assemblies for the medical device industry. By the end of 1995, the Company had disposed of its other unrelated businesses, including waste processing and plastic waste container manufacturing. In June 1996, the Company was released from its guarantee of the indebtedness of EPR, Inc. ("EPR") a wholly owned subsidiary of the Company to Sanwa Business Credit Corporation ("Sanwa") and entered into a series of agreements as more fully described in Notes 2 and 6 of the notes to the consolidated financial statements included in the Company's 1996 Annual Report on Form 10-KSB. As discussed in Note 2 to the March 31, 1997, financial statements included in this Form 10-QSB, the Company on April 18, 1997, retired the Junior Subordinated Promissory Note and Income Sharing Agreement with Sanwa for $3,750,000. The Company raised proceeds to retire the obligations through a successful Private Placement of 1,517,333 shares of common stock of the Company at $3.00 per share.

RESULTS OF OPERATIONS

     Operations consist primarily of the precision machining and assembly business, which manufactures certain medical products and other precision machined parts on a contract basis. In addition, the Company also began manufacturing and selling tradename products (oil centrifuges and rotary vane actuators) in 1995.

     The Company's net sales from operations for the first quarter of 1997 increased by approximately 84.5% from the same period in 1996. The Company's net sales for the three months ended March 31, 1997 were $5,017,425 compared to $2,719,912 for the same period in 1996. The improvement in net sales for the first quarter of 1997 was due primarily to increased sales in the medical product segment. Revenues from the medical, industrial, and tradename product segments were $4,222,429, $661,557 and $133,439 respectively, for the first quarter of 1997, as compared to $1,981,830, $647,774 and $90,308 respectively, for the same period in 1996. Sales to the Company's two major medical product customers were $3,883,486 for the first quarter of 1997, compared to $1,774,662 for the same period in 1996. While these major customers accounted for 77.4% of net sales for the first quarter of 1997 and 65.2% of net sales for the same period in 1996, one of the customers accounted for 69.0% and 58.1% of net sales in the first quarter of 1997 and 1996, respectively.

     Gross profit was 30.6% in the first quarter of 1997, compared to 15.5% for the same period in 1996. The improvement in gross profit for the first quarter of 1997 was primarily due to a substantial increase in higher margin medical product business over the same quarter in 1996. In addition, the Company was able to obtain operational efficiencies as a result of the increase in sales volume.

     Selling, general and administrative expenses were $744,445 or 14.8% of net sales for the first quarter of 1997, compared to $512,264 or 18.8% of net sales for the same period in 1996. The net dollar increase in these expenses of $232,181 is due in part to an increase in selling related expenses of approximately $68,000, principally to market the Company's rotary vane actuators and oil centrifuges, including new Company product brochures. In addition, the sales staff has increased over the comparable period in 1996 to support continued diversification of the Company's customer base and to strengthen current customer relations. Administrative expenses were approximately $164,000 higher in the first quarter of 1997, compared to the same quarter of 1996. Administrative salaries and benefits increased approximately $40,000 compared to the same quarter in 1996 primarily due to pay increases and a bonus accrual of $15,000. In addition, the Company had a $56,000 incremental increase in benefit plan accruals resulting from the Company's increased profitability. Computer supplies/services and office supplies expenses increased approximately $20,000 over the comparable quarter in 1996 as a result of upgrading the Company's computer systems and general office supplies for new employees. Other administrative expenses increased approximately $48,000 in the first quarter of 1997 over the same period in 1996 due to increased costs to support increased sales volume.

     In the first quarter of 1997, the Company had operating income of $791,729, compared to an operating loss of $91,007 in the same period of 1996. The operating income in the first quarter of 1997 was due to higher margin medical product sales as discussed above, along with increased operational efficiencies as a result of the increased sales volume, coupled with a decrease (as a percentage of sales) in selling, general and administrative expenses.

     The increase in total other expense, net resulted from higher interest expense due to increased utilization of the Company's asset-based short-term financing arrangement, and the accrual of approximately $18,234 of default interest related to defaults under the Sanwa Loan Agreement as discussed in Note 6 to the consolidated financial statements in the Company's 1996 Annual Report on Form 10-KSB.

     The Company was profitable during the first quarter of 1997 but generally does not pay regular income taxes because of the utilization of its net operating loss carryforwards. The Company is, however, subject to alternative minimum tax under the Internal Revenue Code of 1986, as amended (the "Code"), because only 90% of the net operating loss carryforward is allowed as a deduction before arriving at the alternative minimum taxable income. Therefore, 10% of the Company's taxable income is subject to the flat alternative minimum tax rate of 21%. The Company recorded a provision for income taxes of $13,919 during the first quarter of 1997. The Company had no taxable income during the first quarter of 1996, and accordingly, recorded no provision for income taxes.

The effect of inflation on the Company's results has not been significant.

     NET INCOME (LOSS) The net income for the first quarter of 1997 was $648,869 or $.19 per share compared to a net loss of $185,973 or $.06 per share for the first quarter of 1996. The increase in the net income for the first quarter of 1997 over the net loss for the same period in 1996 was due to the factors discussed above.

     LIQUIDITY AND CAPITAL RESOURCES At March 31, 1997, the Company had negative working capital due to its restructured guarantee of the EPR, Inc. loan (Restructuring Agreements), which is discussed in Note 6 to the consolidated financial statements included in the Company's 1996 Annual Report on Form 10-KSB. In addition, the Company was at March 31, 1997, in violation of certain technical covenants in its asset-based short-term financing arrangement and Restructuring Agreements. The working capital deficit includes the principal balance for the Senior and Junior Notes outstanding under the Restructuring Agreements as of March 31, 1997, including accrued interest associated with the Senior and Junior Notes and default interest, in addition to the indebtedness under the asset-based short-term financing arrangement as a result of foregoing defaults. The Company had a working capital deficit of $4,316,971 at March 31, 1997, compared to a working capital deficit of $4,808,322 at December 31, 1996. The current ratio at March 31, 1997 was .53 compared to .45 at December 31, 1996.

     As discussed in Note 2 to the financial statements included in this Form 10-QSB, the March 31, 1997 unaudited pro forma balance sheet information set forth in Note 2 of this Form 10-QSB, reflects the retirement of the Junior Note and Income Sharing Agreement, as if it had occurred at March 31, 1997. The Company's working capital deficit and current ratio at March 31, 1997, on a pro forma basis, after giving effect to the retirement of the Junior Note and Income Sharing Agreement, would have been $3,030,070 and .62, respectively.

     The improvement in the working capital deficit and current ratio for the first quarter of 1997 resulted primarily from increases in cash, receivables and inventories as a result of the increase in volume for the quarter.

     As discussed in Notes 2 and 6 to the consolidated financial statements in the Company's 1996 Annual Report on Form 10-KSB and in Note 3 of this Form 10-QSB, the Company has an asset-based short-term financing arrangement with an asset-based lender which is collateralized by the Company's assets. The Company is in violation of certain technical covenants, including a cross-covenant default under its asset-based short-term financing arrangement, which could result in the lender discontinuing advances and demanding repayment of all outstanding borrowings, which totaled $3,161,608 at March 31, 1997. As a result of the asset-based short-term financing cross-covenant technical default and prior technical payment defaults on the Sanwa Junior Note, the Company was at March 31, 1997, in default under the Restructuring Agreements with Sanwa. Due to the previously discussed default conditions and borrowing limits related to available collateral, it is possible that the Company will not be able to borrow sufficient amounts against its line of credit with its asset-based lender to meet all operating cash needs of the Company. In connection with the April 18, 1997 retirement of the two Sanwa debt instruments, waivers of certain, but not all, covenant violations were obtained. The Company is seeking a waiver of all default conditions under its asset-based short-term financing agreement and Sanwa Restructuring Agreements, although there can be no assurance that the Company will be successful in obtaining these waivers. As of April 23, 1997, the Company had borrowed approximately $2,751,747 and had additional availability, assuming the lender will continue making advances, of approximately $710,269 under the asset-based line of credit financing arrangement.

     The Company generated positive cash flow from operations of $401,074 for the quarter ended March 31, 1997, compared to incurring negative cash flow from operations of $144,503 for the quarter ended March 31, 1996. The increase in cash flow from operations for the first quarter of 1997 was due primarily to higher sales volumes, and an increase in product-mix toward higher margin medical products, while fixed overhead costs remained relatively constant. The Company's ability to meet its continuing cash flow requirements in the future is dependent on maintaining adequate sales and margins from its manufacturing operations.

     Management anticipates making capital expenditures to support diversification and growth of the manufacturing operations. Near term capital commitments for new manufacturing equipment total approximately $150,000. The Company desires to raise capital for these requirements through bank financing and from cash provided by operations, although there can be no assurance that the Company will be able to obtain financing, or obtain financing on terms that are satisfactory to the Company.

     Net cash used in investing activities was $168,025 for the first quarter of 1997, compared to cash used in investing activities of $20,320 for the same period in 1996. The increase was due primarily to increased capital expenditures during the first quarter of 1997.

     Net cash used in financing activities was $89,145 for the first quarter of 1997, compared to cash provided by financing activities of $98,347 for the same period in 1996. The change in the first quarter of 1997 was primarily due to payments made to Sanwa pursuant to the Restructuring Agreements as discussed in
Note 2 to the consolidated financial statements in the Company's 1996 Annual Report on Form 10-KSB. The restructured debt obligations, including future interest payments, is recorded as a balance sheet liability, and consequently, any payments made toward the restructured obligations do not effect the earnings of the Company. Payments made to Sanwa during the first quarter of 1997 under the Restructuring Agreements were $249,823. The Company was able to obtain sufficient funds under its asset-based financing arrangement to meet its operating needs during the first quarter of 1997.

     In summary, the Company achieved respectable profitability in the first quarter of 1997. On April 18, 1997, the Company successfully completed a Private Placement of 1,517,333 shares of the Company's common stock for gross proceeds of $4,552,000. Proceeds of $3,750,000 were used to retire the Junior Note and Income Sharing Agreement with Sanwa. The balance of the proceeds after expenses of the Private Placement, were applied to general Company funds.

The Company, subsequent to the April 18, 1997 retirement of the two Sanwa debt instruments, remains in technical default under the Senior Note with Sanwa, although certain but not all default waivers were obtained from Sanwa as part of the April 18, 1997 retirement of the two Sanwa debt instruments. The Company is currently seeking waivers for all defaults, although there can be no assurance that the Company will be successful in obtaining such waivers from Sanwa and its Asset-Based lender. Because of the aforementioned technical defaults, either of these two lenders could, at any time, demand full payment of the underlying debt, which the Company would be unable to satisfy, in which case the Company would be forced to seek protection under U.S. bankruptcy laws. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

     Forward looking statements in this Form 10-QSB, including references to anticipated sales volume and higher medical product margins, involve risks and uncertainties, with establishing new customers, and developing products to the specifications of the Company's customers. In addition, the Company has a high concentration of business with two major customers. Actual future results could differ materially from those reflected in the forward looking statements.

                           PART II - OTHER INFORMATION


Item 3.   Defaults upon Senior Security

          See Note 6 to the Notes to the Consolidated Financial Statements in the Company's 1996 Annual Report on Form 10-KSB, Note 3 of this Form 10-QSB and Management's Discussion and Analysis, included in Items 1 and 2, respectively, of this report on Form 10-QSB, for a description of the status of the defaults on the Restructuring Agreements and the Company's asset-based short-term financing arrangement, which is incorporated herein by reference.



Item 6.   Exhibits and Reports

a) Exhibits.
   Item No.    Item                                Method of Filing
   ---------   -----------                         ----------------

        10.1   Amendment to Loan and Security
               Agreement dated April 18, 1997,
               between the Company and Sanwa
               Business Credit Corporation . . .   Filed herewith electronically

        10.2   Release and Termination Agreement,
               dated April 18, 1997 by Sanwa
               Business Credit Corporation for
               the benefit of the Company. . . .   Filed herewith electronically

        10.3   Release and Termination Agreement,
               dated April 18, 1997, by Sanwa
               Business Credit Corporation for
               the benefit of James Taylor . . .   Filed herewith electronically

        10.4   Release and Termination Agreement,
               dated April 18, 1997, by Sanwa
               Business Credit Corporation for
               the benefit of Edward E.
               Strickland. . . . . . . . . . . .   Filed herewith electronically

        10.5   Release and Termination Agreement,
               dated April 18, 1997, among Edward
               E. Strickland, James W. Taylor and
               the Company . . . . . . . . . . .   Filed herewith electronically

        11.1   Statement Regarding Computation
               of Per Share Earnings . . . . . .   Filed herewith electronically

        27.1   Financial Data Schedule . . . . .   Filed herewith electronically

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              REUTER MANUFACTURING, INC.
          (Registrant)



Date:     May 1, 1997         By:  /s/ James W. Taylor
          -----------------        -----------------------------------------
                                   James W. Taylor
                                   President, Chief Executive Officer and Chief
                                   Financial Officer (principal executive and
                                   financial officer)



Date:     May 1, 1997         By:  /s/ William H. Johnson
          -----------------        -----------------------------------------
                                   William H. Johnson
                                   Vice President, Controller and Secretary
                                   (principal accounting officer)

                           REUTER MANUFACTURING, INC.

                              EXHIBIT TO QUARTERLY
                              REPORT ON FORM 10-QSB
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

   Item No.    Item                                Method of Filing
   ---------   -----------                         ----------------

        10.1   Amendment to Loan and Security
               Agreement dated April 18, 1997,
               between the Company and Sanwa
               Business Credit Corporation . . .   Filed herewith electronically

        10.2   Release and Termination Agreement,
               dated April 18, 1997 by Sanwa
               Business Credit Corporation for
               the benefit of the Company. . . .   Filed herewith electronically

        10.3   Release and Termination Agreement,
               dated April 18, 1997, by Sanwa
               Business Credit Corporation for
               the benefit of James Taylor . . .   Filed herewith electronically

        10.4   Release and Termination Agreement,
               dated April 18, 1997, by Sanwa
               Business Credit Corporation for
               the benefit of Edward E.
               Strickland. . . . . . . . . . . .   Filed herewith electronically

        10.5   Release and Termination Agreement,
               dated April 18, 1997, among Edward
               E. Strickland, James W. Taylor and
               the Company . . . . . . . . . . .   Filed herewith electronically

        11.1   Statement Regarding Computation
               of Per Share Earnings . . . . . .   Filed herewith electronically


        27.1   Financial Data Schedule . . . . .   Filed herewith electronically