Form 10QSB
period 1997-06-30
REUTER MANUFACTURING INC
filed 1997-07-25
CIK 83490

                                     FORM 10-QSB


                       U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                     For the quarterly period ended June 30, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                    EXCHANGE ACT
                 For the transition period from          to
                                               --------    ---------
Commission File Number 0-1561

                              REUTER MANUFACTURING, INC.
                ------------------------------------------------------
                (Exact name of registrant as specified in its charter)

           Minnesota                                  41-0780999
 ------------------------------                   ------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

 410 - 11th Avenue South, Hopkins, Minnesota            55343
---------------------------------------------         ---------
 (Address of principal executive offices)             (Zip Code)

                     612/935-6921
--------------------------------------------------------
                   (Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X  .    No.      .
    -----         -----
As of July 15, 1997 there were outstanding 4,813,385 shares of the registrant's common stock, par value $.18-3/4 per share.

PART I. FINANCIAL INFORMATION.

ITEM 1. FINANCIAL STATEMENTS.

REUTER MANUFACTURING, INC.
STATEMENTS OF OPERATIONS

                                                      For the three months ended     For the six months ended
                                                               June 30,                      June 30,
                                                         1997           1996           1997           1996
                                                      ----------     ----------    -----------     ----------
Net sales                                             $5,713,985     $3,359,688    $10,731,410     $6,079,600

Cost of sales                                          3,876,188      2,579,411      7,357,439      4,868,709
                                                      ----------     ----------    -----------     ----------

  GROSS PROFIT                                         1,837,797        780,277      3,373,971      1,210,891

Selling, general and administrative expenses             916,550        644,814      1,660,995      1,157,078
                                                      ----------     ----------    -----------     ----------
  OPERATING INCOME                                       921,247        135,463      1,712,976         53,813
                                                      ----------     ----------    -----------     ----------

Other income (expenses):
  Interest income                                          6,549          2,250         14,186         11,774
  Interest expense                                       (91,141)      (100,991)      (221,229)      (202,834)
  Other, net                                              (3,691)        20,015        (10,181)         8,011
                                                      ----------     ----------    -----------     ----------
    TOTAL OTHER EXPENSE, NET                             (88,283)       (78,726)      (217,224)      (183,049)
                                                      ----------     ----------    -----------     ----------

    INCOME (LOSS) FROM OPERATIONS BEFORE
     PROVISION FOR INCOME TAXES AND EXTRAORDINARY
     ITEM - GAIN ON DEBT RESTRUCTURING                   832,964         56,737      1,495,752       (129,236)

Provision for income taxes                               (17,492)                      (31,411)
                                                      ----------     ----------    -----------     ----------

    INCOME (LOSS) BEFORE EXTRAORDINARY ITEM              815,472         56,737      1,464,341       (129,236)

Extraordinary items - gains on debt
  restructuring (note 2)                               3,431,052      7,249,018      3,431,052      7,249,018
                                                      ----------     ----------    -----------     ----------
       NET INCOME                                     $4,246,524     $7,305,755    $ 4,895,393     $7,119,782
                                                      ----------     ----------    -----------     ----------
                                                      ----------     ----------    -----------     ----------




The accompanying notes are an integral part of the financial statements.

REUTER MANUFACTURING, INC.
STATEMENTS OF OPERATIONS
(CONTINUED)

                                                 For the three months ended    For the six months ended
                                                          June 30,                      June 30,
                                                    1997           1996           1997           1996
                                                 ----------     ----------     ----------     ----------
Net income (loss) per common and common
  equivalent share data:

Primary:
  INCOME (LOSS) PER SHARE BEFORE
  EXTRAORDINARY ITEMS                            $     0.17     $     0.02     $     0.36         ($0.04)

   Extraordinary items (note 2)                        0.72           2.27           0.84           2.27
                                                 ----------     ----------     ----------     ----------
  NET INCOME PER SHARE                           $     0.89     $     2.29     $     1.20     $     2.23
                                                 ----------     ----------     ----------     ----------
                                                 ----------     ----------     ----------     ----------



Fully diluted:
  INCOME (LOSS) PER SHARE BEFORE
  EXTRAORDINARY ITEMS                            $     0.17     $     0.01     $     0.36         ($0.04)

   Extraordinary items (note 2)                        0.72           1.83           0.84           2.03
                                                 ----------     ----------     ----------     ----------
  NET INCOME PER SHARE                           $     0.89     $     1.84     $     1.20     $     1.99
                                                 ----------     ----------     ----------     ----------
                                                 ----------     ----------     ----------     ----------


Weighted average number of shares outstanding:
  Primary                                         4,741,586      3,191,520      4,089,004      3,191,520
                                                 ----------     ----------     ----------     ----------
                                                 ----------     ----------     ----------     ----------

  Fully Diluted                                   4,747,103      3,960,016      4,099,717      3,575,768
                                                 ----------     ----------     ----------     ----------
                                                 ----------     ----------     ----------     ----------



The accompanying notes are an integral part of the financial statements.

              REUTER MANUFACTURING, INC.
                   BALANCE SHEETS
                                                     June 30,
                                                       1997       December 31,
                                                   (Unaudited)        1996
                                                   -----------    ------------
                       ASSETS

CURRENT ASSETS:
  Cash                                            $    796,009    $    74,980
  Investments, restricted                              250,000        250,000
  Accounts receivable, net of allowances of
    $30,000 and $25,000 at June 30, 1997 and
    December 31, 1996, respectively                  2,215,218      1,839,367
  Inventories                                        1,989,303      1,766,040
  Other current assets                                  21,023         29,137
                                                  ------------    -----------
    TOTAL CURRENT ASSETS                             5,271,553      3,959,524

Property, plant and equipment, net                   4,571,297      4,176,741
Intangible assets, net                                 373,413        397,731
                                                  ------------    -----------
    TOTAL ASSETS                                  $ 10,216,263    $ 8,533,996
                                                  ------------    -----------
                                                  ------------    -----------

    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
  Current maturities of long-term debt            $    923,819    $ 4,312,071
  Current borrowings under asset-based line of
   credit                                            2,104,867      2,900,097
  Accounts payable, trade                              956,441        763,495
  Accrued expenses                                     977,460        792,183
                                                  ------------    -----------
    TOTAL CURRENT LIABILITIES                        4,962,587      8,767,846

Long-term debt, less current maturities              4,013,355      7,689,725
Other long-term liabilities                            116,169        143,998

Commitments and contingencies

STOCKHOLDERS' EQUITY (DEFICIENCY):
  Preferred stock, par value $.01 per share;
    authorized 2,500,000 shares; none issued
  Common stock, par value $.1875 per share;
    authorized 9,000,000 shares;  issued and
    outstanding: 4,812,385 shares at June 30,
    1997 and 3,208,020 shares at December 31,
    1996, respectively                                 902,322        601,504
  Additional paid-in capital                        17,709,096     13,713,582
  Accumulated deficit                              (17,487,266)   (22,382,659)
                                                  ------------    -----------
    TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)          1,124,152     (8,067,573)
                                                  ------------    -----------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
       (DEFICIENCY)                               $ 10,216,263    $ 8,533,996
                                                  ------------    -----------
                                                  ------------    -----------




The accompanying notes are an integral part of the financial statements.

REUTER MANUFACTURING, INC.
STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash
                                               For the six months ended June 30,

--------------------------------------------------------------------------------

                                                       1997            1996

--------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                       $ 4,895,393     $7,119,782
  Adjustments to reconcile net income to net
   cash provided by operating activities:
  Extraordinary items - gains on debt restructuring (3,431,052)    (7,249,018)
  Depreciation                                         397,652        343,597
  Amortization of intangible assets                     24,318         24,317
  Gain on sales of assets                               (2,415)
  Provision for uncollectible accounts receivable        5,000          2,000
  Provision for writedown of inventories               155,000         56,500
  Changes in operating assets and liabilities:
    Accounts receivable                               (380,851)      (326,517)
    Inventories                                       (378,263)      (475,770)
    Other assets                                         8,114         44,152
    Accounts payable                                   192,946        334,086
    Accrued expenses                                   185,277        171,401
    Accrued retirement                                 (27,829)       (24,696)
--------------------------------------------------------------------------------
Net cash provided by operating activities            1,643,290         19,834
--------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of property and equipment          13,500
  Additions to property, plant and equipment          (354,997)       (37,784)
--------------------------------------------------------------------------------
Net cash used in investing activities                 (341,497)       (37,784)
--------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of long-term debt                       (4,526,244)      (216,874)
  Proceeds from asset-based line of credit          10,133,104      5,911,835
  Repayment of asset-based line of credit          (10,358,974)    (5,760,949)
  Net proceeds from Private Placement of
   common stock                                      4,151,780
  Proceeds from exercise of stock options               19,570
--------------------------------------------------------------------------------
Net cash used in financing activities                 (580,764)       (65,988)
--------------------------------------------------------------------------------

Net increase (decrease) in cash                        721,029        (83,938)
Cash, beginning of year                                 74,980        101,048
--------------------------------------------------------------------------------
Cash, end of period                                $   796,009     $   17,110
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


Supplemental disclosures of cash flow information:
      Cash paid for interest                       $   222,570     $  202,887

Noncash investing and financing activities:
      Purchase of equipment in exchange for
       notes payable                                   448,296
      Settlement of debt obligation in exchange
       for common stock                                124,982


The accompanying notes are an integral part of the financial statements.

                              Reuter Manufacturing, Inc.
                            Notes to Financial Statements
                                     (Unaudited)

1.  FINANCIAL STATEMENTS:

    The unaudited financial statements of Reuter Manufacturing, Inc. (the Company) for the three and six-month periods ended June 30, 1997 and 1996, reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments, except as described in Note 2) necessary to fairly state the financial position at June 30, 1997, and the results of operations and cash flows for the reported periods. The results of operations for any interim period are not necessarily indicative of results expected for the full year. These unaudited interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1996 Annual Report on Form 10-KSB.

    RECLASSIFICATIONS:

    Certain reclassifications have been made to the period ended June 30, 1996 statements of operations for the three and six-month periods ended June 30, 1996 to conform to the comparable 1997 presentations. These reclassifications had no impact on the previously reported operating income or net income.

    NEWLY ISSUED ACCOUNTING STANDARDS:

    In March 1997, the Financial Accounting Standards Board issued Statement No. 128 "Earnings per Share," which the Company will adopt effective for its 1997 year end reporting. The Company will be required to report basic net income per share based on weighted average common shares outstanding, without considering common equivalent shares, and diluted net income per share based on weighted average common and common equivalent shares outstanding. Diluted net income per share would be equivalent to the Company's current reporting of primary net income (loss) per common and common equivalent share.

2.  PRIVATE PLACEMENT OF COMPANY STOCK AND SUBSEQUENT DEBT RESTRUCTURING:

    On April 18, 1997, the Company completed its Private Placement of 1,517,333 shares of the Company's common stock at $3.00 per share, raising gross proceeds of $4,552,000. Proceeds of $3,750,000 from the private placement were used to retire two debt instruments with Sanwa Business Credit Corporation ("Sanwa"), including the Junior Subordinated Promissory (Junior) Note and the Income Sharing Agreements described in Note 6 to the consolidated financial statements included in the Company's 1996 Annual Report on Form 10-KSB. The balance of the proceeds were used to pay expenses of the private placement while the remaining proceeds were applied to general Company operating requirements.

    The retired debt instruments represented the remaining obligations associated with discontinued waste processing operations. The two debt instruments, including associated future interest at 8%, had an aggregate carrying value of $6,922,288 at April 18, 1997. The Company owed Sanwa approximately $252,500 under the two debt instruments for the first quarter of 1997, which was also paid from gross proceeds of the Private Placement during the second quarter of 1997. In connection with the retirement of the Sanwa debt, the warrant previously issued to Sanwa for 3,178,780 shares of Common Stock and the Trading Standstill Agreements with certain directors of the Company were terminated. As a result of the transactions described above, the Company recognized an extraordinary item - gain on debt restructuring of approximately $3.4 million in the second quarter ended June 30, 1997. The Senior Subordinated Secured Promissory (Senior) Note with Sanwa and associated future interest at 8% (carrying value of $3,097,916 at June 30, 1997) continues as an obligation of the Company. In addition, the Company obtained waivers for its previous covenant violations with Sanwa and its asset-based lender. As a result of these waivers, the Company has reclassified the noncurrent portion of its obligations to Sanwa and its asset-based lender which were previously in default, to long-term debt on the balance sheet as of June 30, 1997. In connection with the Private Placement, the Company also granted the underwriter, a five year warrant for 50,000 shares of the Company's common stock with an exercise price of $3.60 per share.

3.  SIGNIFICANT CUSTOMERS:

    Sales to the Company's two largest medical product customers were $4,540,555 or 79.5% of net sales for the second quarter of 1997, compared to sales of $2,453,468 or 73.0% of net sales for the same period in 1996. Sales to the Company's two largest medical product customers were $8,424,041 or 78.5% of net sales and $4,228,130 or 69.5% of net sales for the six-months ended June 30, 1997 and 1996, respectively. Accounts receivable concentrations associated with the Company's two largest medical product customers discussed above, represented 71.7% and 6.4%, of June 30, 1997 accounts receivable, respectively. Inventory concentrations, for production in process to customer specification associated with the Company's two largest customers at June 30, 1997, were $872,318 and $129,262, respectively.

4.  DIRECTORS STOCK OPTION PLAN:

    On May 20, 1997, the Board of Directors approved a new director stock option plan to grant nonstatutory stock options to non-employee directors of the Company. Under the plan, a maximum of 125,000 shares of the Company's common stock is available for grant to new and current non-employee directors of the Company. The plan provides that new non-employee directors of the Company be granted 10,000 shares that vest equally over three years, upon election as a director. Current non-employee directors are automatically granted options for 2,000 shares on June 30 of each year and vest over a one year period. All options are granted at prices equal to or exceeding the fair market value of the Company's common stock on the date of grant. The options generally expire ten years from the date of grant.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

      The Company is principally engaged in the business of contract manufacturing of precision machined products and assemblies. The Company manufactures, among other items, close tolerance bearing-related assemblies for the medical device industry. In addition, the Company also began manufacturing and selling tradename products (oil centrifuges and rotary vane actuators) in 1995. As discussed in Note 2 to the June 30, 1997, financial statements included in this Form 10-QSB, on April 18, 1997, the Company retired the Junior Subordinated Promissory Note and Income Sharing Agreement with Sanwa for $3,750,000, with proceeds from the Private Placement of 1,517,333 shares of common stock of the Company at $3.00 per share. The retirement of these obligations resulted in an extraordinary gain of approximately $3.4 million.

RESULTS OF OPERATIONS

     The Company's net sales from operations for the second quarter of 1997 increased by approximately 70.1% or $2,354,297 from the same period in 1996.
The Company's net sales for the six-months ended June 30, 1997 were $10,731,410 compared to $6,079,600 for the same period in 1996, an increase of 76.5%. The improvement in net sales for the three and six-month periods ended June 30, 1997 was due primarily to increased sales of medical products. Sales from the medical, industrial, and tradename product lines were $4,797,674, $786,254 and $130,057 respectively, for the second quarter of 1997, as compared to $2,569,376, $659,594 and $130,718 respectively, for the same period in 1996. Sales from the medical, industrial, and tradename product lines for the six-month period ended June 30, 1997 were $9,020,103, $1,447,812 and $263,495 respectively, as compared to $4,551,205, $1,307,369 and $221,026 respectively, for the same period in 1996. Sales to the Company's two major medical product customers were $4,540,555 for the second quarter of 1997, compared to $2,453,468 for the same period in 1996. While these major customers accounted for 79.5% of net sales for the second quarter of 1997 and 73.0% of net sales for the same period in 1996, one of the customers accounted for 74.8% and 69.3% of net sales in the second quarter of 1997 and 1996, respectively. Sales to the Company's two largest medical product customers were $8,424,041 or 78.5% of net sales and $4,228,130 or 69.5% of net sales for the six-month periods ended June 30, 1997, and 1996, respectively.

     Gross profit was 32.2% in the second quarter of 1997, compared to 23.2% for the same period in 1996. Gross profit was 31.4% and 19.9% for the six-month periods ended June 30, 1997 and 1996, respectively. The improvement in gross profit for the three and six-month periods ended June 30, 1997, was due primarily to a substantial increase in sales of higher margin medical products over the same periods in 1996. In addition, the Company achieved operational efficiencies as a result of the increase in sales volume.

     Selling, general and administrative expenses were $916,550 or 16.0% of net sales for the second quarter of 1997, compared to $644,814 or 19.2% of net sales for the same period in 1996. Selling, general and administrative expenses were $1,660,995 or 15.5% of net sales for the six-month period ended June 30, 1997, compared to $1,157,078 or 19.0% of net sales for the same period in 1996. The dollar increase in these expenses were $271,736 and $503,917 for the three and six-month periods ended June 30, 1997, respectively, from the same periods in 1996. Selling expenses increased approximately $43,000 and $111,000 for the respective three and six-month periods ended June 30, 1997, from the same periods in 1996, principally to enhance the marketing of the Company's rotary vane actuators and oil centrifuges. In addition, the sales staff has increased over the comparable periods in 1996 to support continued diversification of the Company's customer base and to strengthen current customer relations. Administrative expenses increased approximately $229,000 and $393,000 for the three and six-month periods ended June 30, 1997, from the same periods in 1996, principally resulting from increases in benefit plan accruals resulting from the Company's increased profitability. Also contributing to the increase were general pay increases and staffing additions to handle the increased growth, increases in computer supplies and services to enhance the Company's computer systems, and general increases in administrative expenses to support increased sales volume.

     In the second quarter of 1997, the Company had operating income of $921,247, compared to operating income of $135,463 in the same period of 1996. The Company had operating income of $1,712,976 for the six-month period ended June 30, 1997, compared to operating income of $53,813 for the same period in 1996. The higher operating income in the three and six-month periods ended June 30, 1997 was due to the increase in higher margin medical product sales as discussed above, along with increased operational efficiencies as a result of the increased sales volume, coupled with a decrease (as a percentage of sales) in selling, general and administrative expenses.

     The increase of $9,557 in total other expense, net for the second quarter of 1997, resulted primarily from a decrease in rental income of approximately $18,000 from the same quarter of 1996, coupled with a net decrease in interest expense of $9,900, which included a reversal of approximately $18,000 in accrued default interest related to the retirement of certain Sanwa debt. Other expense, net, increased $34,175 for the six-months ended June 30, 1997 from the same period in 1996. Interest expense increased approximately $18,000 due to increased utilization of the Company's asset-based short-term financing arrangement coupled with higher interest rates on borrowings. The balance of the increase in other expenses is due to a decrease in rental income that was partially offset by an increase in other miscellaneous expenses for the six-months ended June 30, 1997, from the same period in 1996.

     The Company was profitable during the three and six-months ended June 30, 1997, but generally does not pay regular income taxes because of the utilization of its net operating loss carryforwards. The Company is, however, subject to alternative minimum tax under the Internal Revenue Code of 1986, as amended, because only 90% of the net operating loss carryforward is allowed as a deduction before arriving at the alternative minimum taxable income. Therefore, 10% of the Company's taxable income is subject to the flat alternative minimum tax rate of 21%.
The Company recorded a provision for income taxes of $17,492 and $31,411 during the three and six-month periods ended June 30, 1997, respectively.
The Company's alternative minimum taxable income was negligible during the same periods of 1996, and accordingly, recorded no provision for income taxes.

The effect of inflation on the Company's results has not been significant.

     NET INCOME (LOSS) Net income for the second quarter of 1997 was $4,246,524, or $.89 per share (primary and fully diluted basis), compared to net income of $7,305,755 or $2.29 per share ($1.84 per share on a fully diluted basis), for the same period of 1996. Net income for the six-month period ended June 30, 1997 was $4,895,393 or $1.20 per share (primary and fully diluted basis), compared to net income of $7,119,782 or $2.23 per share ($1.99 per share on a fully diluted basis), for the same period of 1996. The decrease in the net income for the three and six-month periods ended June 30, 1997, from the net income for the same periods in 1996 was due primarily to the recognition of an extraordinary item - gain on debt restructuring of $3,431,052 or $.72 per share (primary and fully diluted basis) for the three months ended June 30, 1997, and $.84 per share (primary and fully diluted basis) for the six-months ended June 30, 1997, compared to the recognition of an extraordinary items - gains on debt restructuring of $7,249,018 or $2.27 per share for the three and six-month periods ended June 30, 1996 and $1.83 and $2.03 per share (fully diluted basis) for the three and six-month periods ended June 30, 1996, respectively. The decrease in net income was partially offset by improved income from operations for the three and six-month periods ended June 30, 1997.

     LIQUIDITY AND CAPITAL RESOURCES The Company had working capital of $308,966 at June 30, 1997, compared to a working capital deficit of $4,808,322 at December 31, 1996. The current ratio at June 30, 1997 was 1.06 compared to
 .45 at December 31, 1996. The improvement in the working capital and current ratio is due primarily to cash generated from operations, the debt restructuring transactions with Sanwa, and the reclassification of certain debt to long-term that was previously classified as a current liability.

     As of July 15, 1997, the Company had borrowed approximately $2,623,959 and had additional availability of approximately $100,000 under its asset-based line of credit financing arrangement.

     The Company generated positive cash flow from operations of $1,643,290 for the six-months ended June 30, 1997, compared to cash flow from operations of $19,834 for the same period of 1996, due to the increase in net income.
The Company's ability to meet its continuing cash flow requirements in the future is dependent on maintaining adequate sales and margins from its manufacturing operations.

     Net cash used in investing activities was $341,497 for the six-months ended June 30, 1997, compared to cash used in investing activities of $37,784 for the same period in 1996. The increase was due primarily to increased capital expenditures during 1997.

     Net cash used in financing activities was $580,764 for the six-months ended June 30, 1997, compared to cash used in financing activities of $65,988 for the same period in 1996. The change is primarily due to payments made to Sanwa of $501,408 under the Restructuring Agreements. In addition, the Company retired the Junior Subordinated Promissory Note and Income Sharing Agreements with Sanwa for the sum of $3,750,000 with funds raised through a Private Placement of the Company's common stock which is discussed in Note 2 of this Form 10-QSB. The Company was also able to obtain sufficient funds under its asset-based financing arrangement to meet its operating needs.

     Management anticipates making capital expenditures to support diversification and growth of the manufacturing operations. Near term capital commitments for new manufacturing equipment total approximately $150,000. The Company intends to raise capital for these requirements through bank financing and from cash provided by operations, although there can be no assurance that the Company will be able to obtain financing, or obtain financing on terms that are satisfactory to the Company.

    In summary, the Company has returned to profitability, showing a profit for the last 5 consecutive quarters. On April 18, 1997, the Company completed a Private Placement of 1,517,333 shares of the Company's common stock for gross proceeds of $4,552,000. Proceeds of $3,750,000 were used to retire the Junior Note and Income Sharing Agreement with Sanwa. The balance of the proceeds after expenses of the Private Placement, were applied to general Company funds. The Company has also obtained waivers for its previous covenant violations with Sanwa and its asset-based lender. As a result of these waivers, the Company has reclassified the noncurrent portion of the obligations, which were previously in default, to long-term on the balance sheet as of June 30, 1997.

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

                             PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports

a) Exhibits.
   Item No.   Item                                    Method of Filing
   --------   ----                                    ----------------

    11.1      Statement Regarding Computation
              of Per Share Earnings              Filed herewith electronically

    27.1      Financial Data Schedule            Filed herewith electronically

(b) Reports on Form 8-K.
              There were no reports on Form 8-K which were filed during the second quarter of 1997.

                                      SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                        REUTER MANUFACTURING, INC.
         (Registrant)




Date:    July 25, 1997                 By:  /s/ James W. Taylor
         ----------------------             ---------------------------------
                                            James W. Taylor
                                            President, Chief Executive Officer
                                            and Chief Financial Officer
                                            (principal executive and financial
                                            officer)



Date:    July 25, 1997                 By:  /s/ William H. Johnson
         ----------------------             ---------------------------------
                                            William H. Johnson
                                            Vice President, Controller and
                                            Secretary (principal accounting
                                            officer)

                              REUTER MANUFACTURING, INC.

                                 EXHIBIT TO QUARTERLY
                                REPORT ON FORM 10-QSB
                     FOR THE QUARTERLY PERIOD ENDED June 30, 1997


    Item No.  Item                                    Method of Filing
   ---------- ----                                    ----------------
    11.1      Statement Regarding Computation
              of Per Share Earnings              Filed herewith electronically

    27.1      Financial Data Schedule            Filed herewith electronically