Form 10QSB
period 1997-09-30
REUTER MANUFACTURING INC
filed 1997-10-27
CIK 83490

                                   FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1997

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT
              For the transition period from ________ to _________

Commission File Number 0-1561

                           REUTER MANUFACTURING, INC.
                           --------------------------
             (Exact name of registrant as specified in its charter)

           Minnesota                                    41-0780999
-------------------------------              ---------------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)

     410 - 11th Avenue South, Hopkins, Minnesota         55343
------------------------------------------------       ----------
  (Address of principal executive offices)             (Zip Code)

                                  612/935-6921
-----------------------------------------------------------------
                (Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X  .    No.       .
    -----         ------

As of October 27, 1997 there were 4,828,246 shares outstanding of the registrant's common stock, par value $.18-3/4 per share.

PART I. FINANCIAL INFORMATION.

ITEM 1. FINANCIAL STATEMENTS.

REUTER MANUFACTURING, INC.
STATEMENTS OF OPERATIONS


                                                              For the three months ended             For the nine months ended
                                                                    September 30,                            September 30,
                                                               1997                1996                1997                1996
                                                           -----------         -----------         -----------        ------------
Net sales                                                   $3,692,689          $4,038,677         $14,424,099         $10,118,277

Cost of sales                                                3,111,560           2,819,112          10,468,999           7,687,821
                                                           -----------         -----------         -----------        ------------
      GROSS PROFIT                                             581,129           1,219,565           3,955,100           2,430,456

Selling, general and administrative expenses                   659,468             604,141           2,320,463           1,761,219
                                                           -----------         -----------         -----------        ------------
      OPERATING INCOME (LOSS)                                  (78,339)            615,424           1,634,637             669,237
                                                           -----------         -----------         -----------        ------------
Other income (expenses):
   Interest income                                              11,817               2,314              26,003              14,088
   Interest expense                                           (115,125)           (104,629)           (336,354)           (307,463)
   Other, net                                                   47,270              14,778              37,089              22,789
                                                           -----------         -----------         -----------        ------------
      TOTAL OTHER EXPENSE, NET                                 (56,038)            (87,537)           (273,262)           (270,586)
                                                           -----------         -----------         -----------        ------------
      INCOME (LOSS) FROM OPERATIONS BEFORE
        INCOME TAX BENEFIT AND EXTRAORDINARY
        ITEMS - GAINS ON DEBT RESTRUCTURING                   (134,377)            527,887           1,361,375             398,651

Income tax benefit                                              31,411
                                                           -----------         -----------         -----------        ------------
      INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS                (102,966)            527,887           1,361,375             398,651

Extraordinary items - gains on debt restructuring (note 2)                                           3,431,052           7,249,018
                                                           -----------         -----------         -----------        ------------
         NET INCOME (LOSS)                                   ($102,966)           $527,887          $4,792,427          $7,647,669
                                                           -----------         -----------         -----------        ------------
                                                           -----------         -----------         -----------        ------------


The accompanying notes are an integral part of the financial statements.

REUTER MANUFACTURING, INC.
STATEMENTS OF OPERATIONS
               (CONTINUED)


                                                         For the three months ended          For the nine months ended
                                                                September 30,                      September 30,
                                                            1997            1996                1997           1996
                                                         ---------        -------             -------        -------
Net income (loss) per common and common
  equivalent share data:

Primary:
     INCOME (LOSS) PER SHARE BEFORE
     EXTRAORDINARY ITEMS                                   ($0.02)         $0.15               $0.31          $0.12

       Extraordinary items (note 2)                                                             0.77           2.19
                                                       ----------     ----------          ----------     ----------
     NET INCOME (LOSS) PER SHARE                           ($0.02)         $0.15               $1.08          $2.31
                                                       ----------     ----------          ----------     ----------
                                                       ----------     ----------          ----------     ----------

Fully diluted:
     INCOME (LOSS) PER SHARE BEFORE
     EXTRAORDINARY ITEMS                                   ($0.02)         $0.08               $0.31          $0.08

       Extraordinary items (note 2)                                                             0.77           1.51

                                                       ----------     ----------          ----------     ----------
     NET INCOME (LOSS) PER SHARE                           ($0.02)         $0.08               $1.08          $1.59
                                                       ----------     ----------          ----------     ----------
                                                       ----------     ----------          ----------     ----------

Weighted average number of shares outstanding:
     Primary                                            4,823,698      3,406,831           4,426,432      3,308,530
                                                       ----------     ----------          ----------     ----------
                                                       ----------     ----------          ----------     ----------
     Fully Diluted                                      4,823,698      6,658,086           4,428,946      4,800,810
                                                       ----------     ----------          ----------     ----------
                                                       ----------     ----------          ----------     ----------


The accompanying notes are an integral part of the financial statements.

                           REUTER MANUFACTURING, INC.
                                 BALANCE SHEETS

                                                                       September 30,
                                                                          1997            December 31,
                                                                       (Unaudited)            1996
                                                                       --------------     ------------
                                         ASSETS
CURRENT ASSETS:
  Cash                                                                  $118,757             $74,980
  Investment, restricted                                                 250,000             250,000
  Accounts receivable, net of allowances of $25,000
     at September 30, 1997 and  December 31, 1996                      1,235,472           1,839,367
  Inventories                                                          2,087,942           1,766,040
  Other current assets                                                    31,592              29,137
                                                                     -----------         -----------
     TOTAL CURRENT ASSETS                                              3,723,763           3,959,524

  Property, plant and equipment, net                                   4,593,273           4,176,741
  Intangible assets, net                                                 455,699             397,731
                                                                     -----------         -----------
     TOTAL ASSETS                                                     $8,772,735          $8,533,996
                                                                     -----------         -----------
                                                                     -----------         -----------
     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
  Current maturities of long-term debt                                  $841,090          $4,312,071
  Current borrowings under asset-based line of credit                  1,339,755           2,900,097
  Accounts payable, trade                                                904,803             763,495
  Accrued expenses                                                       850,226             792,183
                                                                     -----------         -----------
     TOTAL CURRENT LIABILITIES                                         3,935,874           8,767,846

  Long-term debt, less current maturities                              3,661,559           7,689,725
  Other long-term liabilities                                            102,256             143,998

  Commitments and contingencies

STOCKHOLDERS' EQUITY (DEFICIENCY):
  Preferred stock, par value $.01 per share;
    authorized 2,500,000 shares; none issued
  Common stock, par value $.1875 per share;
    authorized 9,000,000 shares;  issued and
    outstanding: 4,828,246 shares at September 30, 1997 and
    3,208,020 shares at December 31, 1996, respectively                  905,296             601,504
  Additional paid-in capital                                          17,757,982          13,713,582
  Accumulated deficit                                                (17,590,232)        (22,382,659)
                                                                     -----------         -----------
     TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                           1,073,046          (8,067,573)
                                                                     -----------         -----------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)        $8,772,735          $8,533,996
                                                                     -----------         -----------
                                                                     -----------         -----------


The accompanying notes are an integral part of the financial statements.

REUTER MANUFACTURING, INC.
STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash


                                                                        For the nine months ended September 30,
---------------------------------------------------------------------------------------------------------------
                                                                                   1997                 1996
---------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                    $4,792,427          $7,647,669
  Adjustments to reconcile net income to net cash
   provided by operating activities:
  Extraordinary items - gains on debt restructuring                             (3,431,052)         (7,249,018)
  Depreciation                                                                     611,081             506,005
  Amortization of intangible assets                                                 42,032              36,476
  Gain on sales of assets                                                          (32,415)
  Provision for uncollectible accounts receivable                                    7,254               2,000
  Provision for writedown of inventories                                           186,831             100,000
  Changes in operating assets and liabilities:
    Accounts receivable                                                            621,641            (556,178)
    Inventories                                                                   (508,733)           (653,471)
    Other assets                                                                   (22,455)             58,509
    Accounts payable                                                               141,308             225,990
    Accrued expenses                                                                58,043             107,974
    Accrued retirement                                                             (41,742)            (37,044)
---------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                        2,424,220             188,912
---------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of property and equipment                                      63,500
  Acquisition of laboratory centrifuge technology and manufacturing rights         (50,000)
  Loan to Hill Bioscience, Inc. (note 5)                                           (25,000)
  Additions to property, plant and equipment                                      (590,402)           (101,957)
---------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                             (601,902)           (101,957)
---------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of long-term debt                                                   (4,909,009)           (317,744)
  Proceeds from asset-based line of credit                                      14,016,001           9,881,315
  Repayment of asset-based line of credit                                      (15,058,743)         (9,578,668)
  Net proceeds from Private Placement of common stock                            4,151,780
  Proceeds from exercise of stock options                                           21,430               2,090
---------------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                           (1,778,541)            (13,007)
---------------------------------------------------------------------------------------------------------------

Net increase in cash                                                                43,777              73,948
Cash, beginning of year                                                             74,980             101,048
---------------------------------------------------------------------------------------------------------------
Cash, end of period                                                               $118,757            $174,996
---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------

Supplemental disclosures of cash flow information:
      Cash paid for interest                                                      $337,695            $307,516

Noncash investing and financing activities:
      Purchase of equipment in exchange for notes payable                          448,296             157,588
      Settlement of debt obligation in exchange for common stock                   124,982
      Purchase of technology and manufacturing rights in exchange
        for common stock                                                            50,000

The accompanying notes are an integral part of the financial statements.

                           Reuter Manufacturing, Inc.
                          Notes to Financial Statements
                                   (Unaudited)

1.   FINANCIAL STATEMENTS:

     The unaudited financial statements of Reuter Manufacturing, Inc. (the Company) for the three and nine-month periods ended September 30, 1997 and 1996, reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments, except as described in Note 2) necessary to fairly state the financial position at September 30, 1997, and the results of operations and cash flows for the reported periods. The results of operations for any interim period are not necessarily indicative of results expected for the full year. These unaudited interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1996 Annual Report on Form 10-KSB.

     RECLASSIFICATIONS:

     Certain reclassifications have been made to the statements of operations for the three and nine-month periods ended September 30, 1996, to conform to the comparable 1997 presentations. These reclassifications had no impact on previously reported operating income or net income.

     NEWLY ISSUED ACCOUNTING STANDARDS:

     In March 1997, the Financial Accounting Standards Board issued Statement No. 128 "Earnings per Share," which the Company will adopt effective for its 1997 year end reporting. The Company will be required to report basic net income per share based on weighted average common shares outstanding, without considering common equivalent shares, and diluted net income per share based on weighted average common and common equivalent shares outstanding. Diluted net income per share would be equivalent to the Company's current reporting of primary net income (loss) per common and common equivalent share for the nine months ended September 30, 1997. Common stock equivalents were excluded from the loss per share computations for the three months ended September 30, 1997 as their effect would be anti-dilutive.

2.   PRIVATE PLACEMENT OF COMPANY STOCK AND SUBSEQUENT DEBT RESTRUCTURING:

     On April 18, 1997, the Company completed its Private Placement of 1,517,333 shares of the Company's common stock at $3.00 per share, raising gross proceeds of $4,552,000. Proceeds of $3,750,000 from the private placement were used to retire two debt instruments with Sanwa Business Credit Corporation ("Sanwa"); the Junior Subordinated Promissory (Junior) Note and the Income Sharing Agreements described in Note 6 to the consolidated financial statements included in the Company's 1996 Annual Report on Form 10-KSB. The balance of the proceeds were used to pay expenses of the private placement while the remaining proceeds were applied to general Company operating requirements. The retired debt instruments represented obligations associated with discontinued waste processing operations. The two debt instruments, including associated future interest at 8%, had an aggregate carrying value of $6,922,288 at April 18, 1997. The Company owed Sanwa approximately $252,500 under the two debt instruments for the first quarter of 1997, which was also paid from gross proceeds of the Private Placement during the second quarter of 1997. In connection with the retirement of the Sanwa debt, the warrant previously issued to Sanwa for 3,178,780 shares of Common Stock and the Trading Standstill Agreements with certain directors of the Company were terminated. As a result of the transactions described above, the Company recognized an extraordinary item - gain on debt restructuring of approximately $3.4 million in the second quarter ended June 30, 1997. In connection with the Private Placement, the Company also granted the underwriter a five year warrant to purchase 50,000 shares of the Company's common stock with an exercise price of $3.60 per share. The Senior Subordinated Secured Promissory (Senior) Note with Sanwa and associated future interest at 8% (carrying value of $2,878,147 at September 30, 1997) continues as an obligation of the Company. During the second quarter of 1997, the Company obtained waivers for its previous covenant violations with Sanwa and its asset-based lender. As a result of these waivers, the Company has reclassified the noncurrent portion of its obligations to Sanwa and its asset-based lender, which were previously in default, to long-term debt on the balance sheet.

3.   SIGNIFICANT CUSTOMERS:

     Sales to the Company's two largest medical product customers were $2,077,817 or 56.3% of net sales for the third quarter of 1997, compared to sales of $3,106,609 or 76.9% of net sales for the same period in 1996. Sales to the Company's two largest medical product customers were $10,501,858 or 72.8% of net sales and $7,334,739 or 72.5% of net sales for the nine-month periods ended September 30, 1997 and 1996, respectively.
     One of these major customers accounted for 52.4% and 68.4% of net sales in the third quarter of 1997 and 1996, respectively. For the nine-month periods ended September 30, 1997 and 1996, the Company's largest customer accounted for 67.0% and 65.9% of net sales, respectively. Accounts receivable concentrations associated with the Company's two largest medical product customers discussed above, represented 25.8% and 5.1%, of September 30, 1997 accounts receivable, respectively. Inventory concentrations, for work in process produced to customer specifications for the Company's two largest customers at September 30, 1997, were $914,586 and $104,264, respectively.

4.   DIRECTORS STOCK OPTION PLAN:

     On May 20, 1997, the Board of Directors approved a new director stock option plan to grant nonstatutory stock options to non-employee directors of the Company. Under the plan, a maximum of 125,000 shares of the Company's common stock is available for grant to new and current non-employee directors of the Company. The plan provides that new non-employee directors of the Company be granted 10,000 shares, which vest equally over three years, upon election as a director. Current non-employee directors are automatically granted options for

     2,000 shares on June 30 of each year, which vest over a one-year period. All options are granted at prices equal to or exceeding the fair market value of the Company's common stock on the date of grant. The options generally expire ten years from the date of grant.

5.   ACQUISITION OF TECHNOLOGY AND MANUFACTURING RIGHTS FOR LABORATORY
     CENTRIFUGES:

     On July 25, 1997, the Company and Hill Bioscience, Inc. (Hill) entered into a product development, manufacturing and marketing agreement covering certain inventions, trade secrets and confidential proprietary know-how related to three personal micro-centrifuges. Terms of the agreement require the Company to pay Hill $50,000 of cash and issue $50,000 of Reuter Manufacturing, Inc. common stock (11,111 shares). In return, Hill will issue the Company 10% of its stock. The agreement also requires the Company to loan Hill $25,000 to be paid back in five quarterly installments of $5,000, commencing in July, 1998. Either party may terminate the agreement, in its sole discretion, at any time upon 90 days' written notice for any reason whatsoever. Under the agreement, the Company will be responsible for the development and manufacturing of the various centrifuge models and Hill will be responsible for the distribution and marketing effort. As a result of this transaction, the Company has recorded an intangible asset in the amount of $100,000 during the third quarter ended September 30, 1997. The intangible asset will be amortized over a three year period. The Company has not assigned a value to the common stock received from Hill, since Hill is privately held and the fair value is not considered to be material to the Company's financial position.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

      The Company is principally engaged in the business of contract manufacturing of precision-machined products and assemblies. The Company manufactures, among other items, close tolerance bearing-related assemblies for the medical device industry. In addition, the Company also began manufacturing and selling tradename products (oil centrifuges and rotary vane actuators) in 1995. The Company received notification in August, 1997, of a temporary reduction in scheduled shipments of one high volume product from its largest customer. The Company issued a press release disclosing this fact and the potential negative effect on its third quarter results. The Company subsequently found out that the reduction in scheduled shipments to this customer will continue throughout the fourth quarter of 1997 and possibly continue into the first quarter of 1998. The Company has taken corrective action to control expenses and secure additional work during this period. Concurrently the Company has been negotiating with alternative banking sources to replace its line of credit agreement with its asset-based lender, which agreement terminates on February 28, 1998, to include some additional funding commitments. Although there can be no assurance that the Company can obtain such financing on satisfactory terms, the asset-based lender has expressed willingness to extend its agreement for an additional year (to February 28, 1999) and to provide some additional short term funds. As discussed in Note 2 to the September 30, 1997, financial statements included in this Form 10-QSB, on April 18, 1997, the Company retired the Junior Subordinated Promissory Note and Income Sharing Agreement with Sanwa for $3,750,000, with proceeds from the Private Placement of 1,517,333 shares of common stock of the Company at $3.00 per share. The retirement of these obligations resulted in an extraordinary gain of approximately $3.4 million.

RESULTS OF OPERATIONS

      The Company's net sales from operations for the third quarter of 1997 decreased by approximately 8.6% or $345,988 from the same period in 1996. The Company's net sales for the nine-months ended September 30, 1997, were $14,424,099 compared to $10,118,277 for the same period in 1996, an increase of 42.6%. The decrease in net sales for the three-month period ended September 30, 1997, compared to the same period in 1996, was attributable to a reduction in scheduled shipments of one product from the Company's largest customer. This customer has informed the Company that the reduction is expected to continue into the first quarter of 1998. Other products that the Company manufactures for that customer were not influenced. The improvement in net sales for the nine-month period ended September 30, 1997, as compared to the same period in 1996, was due primarily to an overall increase in sales of medical products, offset by the reductions described above. Sales from the medical, industrial and tradename product lines were $2,660,079, $837,447 and $195,163 respectively, for the third quarter of 1997, as compared to $3,518,872, $504,476 and $15,329 respectively, for the same period in 1996. Sales from the medical, industrial, and tradename product lines for the nine-month period ended September 30, 1997, were $11,680,182, $2,285,259 and $458,658 respectively, as compared to $8,070,077, $1,811,845 and $236,355 respectively, for the same period in 1996. Sales to the Company's two major medical product customers were $2,077,817 for the third quarter of 1997, compared to $3,106,609 for the same period in 1996. While these majorcustomers accounted for 56.3% of net sales for the third quarter of 1997 and 76.9% of net sales for the same period in 1996, one of the customers accounted for 52.4% and 68.4% of net sales in the third quarter of 1997 and 1996, respectively. Sales to the Company's two largest medical product customers were $10,501,858 or 72.8% of net sales and $7,334,739 or 72.5% of net sales for the nine-month periods ended September 30, 1997, and 1996, respectively.

      Gross profit was 15.7% in the third quarter of 1997, compared to 30.2% for the same period in 1996. Gross profit was 27.4% and 24.0% for the nine-month periods ended September 30, 1997 and 1996, respectively. The decrease in gross profit for the three-month period ended September 30, 1997, from the same period in 1996, was due to a reduction in scheduled shipments of a higher margin product from the Company's largest customer. The improvement in gross profit for the nine-month period ended September 30, 1997, was due primarily to an overall increase in sales of higher margin medical products over the same period in 1996. In addition, the Company achieved operational efficiencies as a result of the increase in sales volume.

      Selling, general and administrative expenses were $659,468 or 17.9% of net sales for the third quarter of 1997, compared to $604,141 or 15.0% of net sales for the same period in 1996. Selling, general and administrative expenses were $2,320,463 or 16.1% of net sales for the nine-month period ended September 30, 1997, compared to $1,761,219 or 17.4% of net sales for the same period in 1996. The dollar increase in these expenses were $55,327 and $559,244 for the three and nine-month periods ended September 30, 1997, respectively, from the same periods in 1996. Selling expenses increased approximately $42,000 and $153,000 for the respective three and nine-month periods ended September 30, 1997, from the same periods in 1996, principally to enhance the marketing of the Company's rotary vane actuators and oil centrifuges. In addition, the sales staff has increased over the comparable periods in 1996 to support continued diversification of the Company's customer base and to strengthen current customer relations. Administrative expenses increased approximately $13,000 and $406,000 for the three and nine-month periods ended September 30, 1997, from the same periods in 1996, principally resulting from increases in benefit plan accruals resulting from the Company's increased profitability. Also contributing to the increase in administrative expenses for the nine-month period ended September 30, 1997 were general pay increases and staffing additions to support the increased growth, increases in computer supplies and services to enhance the Company's computer systems, and general increases in administrative expenses to support increased sales volume.

      In the third quarter of 1997, the Company had an operating loss of $78,339, compared to operating income of $615,424 in the same period of 1996. The Company had operating income of $1,634,637 for the nine-month period ended September 30, 1997, compared to operating income of $669,237 for the same period in 1996. The operating loss in the three-month period ended September 30, 1997, was due to a decrease in sales of higher margin medical products as a result of a reduction in scheduled shipments from the Company's largest customer. The higher operating income in the nine-month period ended September 30, 1997, was due to the overall increase in higher margin medical product sales as discussed above, along with increased operational efficiencies as a result of the increased sales volume, coupled with a decrease (as a percentage of sales) in selling, general and administrative expenses.

      The decrease of $31,499 in total other expense, net for the third quarter of 1997, from the comparable period in 1996, resulted primarily from a gain of $30,000 on the sale of an asset held for sale. Other expense, net, increased $2,676 for the nine-months ended September 30, 1997 from the same period in 1996. Interest expense increased approximately $32,000 due to increased utilization of the Company's asset-based short-term financing arrangement, coupled with higher interest rates on borrowings. The increase in interest expense was partially offset by a decrease in rental income and gains on asset sales for the nine-months ended September 30, 1997, from the same period in 1996.

      As a result of a number of factors, including lower anticipated earnings for all of fiscal 1997, the Company has reversed its 1997 estimated tax provision as part of finalizing reported earnings in the third quarter of 1997. As a result, during the third quarter the Company reversed the nominal tax provision related to estimated alternative minimum taxes recognized in the first two quarters of 1997. The Company did not recognize a provision for income taxes during the comparable three and nine-month periods in 1996.

The effect of inflation on the Company's results has not been significant.

      NET INCOME (LOSS) Net loss for the third quarter of 1997 was $102,966, or $.02 per share (primary and fully diluted basis), compared to net income of $527,887 or $.15 per share ($.08 per share on a fully diluted basis), for the same period of 1996. Net income for the nine-month period ended September 30, 1997 was $4,792,427 or $1.08 per share (primary and fully diluted basis), compared to net income of $7,647,669 or $2.31 per share ($1.59 per share on a fully diluted basis), for the same period of 1996. The decrease in the net income for the three-month period ended September 30, 1997, from the same period in 1996, was due to the reasons discussed above. The decrease in the net income for the nine-month period ended September 30, 1997, from the net income for the same period in 1996, was due primarily to the recognition of an extraordinary item - gain on debt restructuring of $3,431,052 or $.77 per share (primary and fully diluted basis), compared to the recognition of an extraordinary item - gain on debt restructuring of $7,249,018 or $2.19 per share ($1.51 per share on a fully diluted basis) for the nine-month period ended September 30, 1996. The decrease in net income was partially offset by higher income from operations for the nine-month period ended September 30, 1997.


      LIQUIDITY AND CAPITAL RESOURCES The Company had a working capital deficit of $212,111 at September 30, 1997, compared to a working capital deficit of $4,808,322 at December 31, 1996. The current ratio at September 30, 1997 was
 .95 compared to .45 at December 31, 1996. The improvement in working capital and the current ratio is due primarily to cash generated from operations, the debt restructuring transactions with Sanwa, and the reclassification of certain debt to long-term debt that was previously classified as a current liability.

      As of October 21, 1997, the Company had an outstanding balance of approximately $2,160,000 and had additional availability of approximately $60,000 under its asset-based line of credit financing arrangement.

      The Company generated positive cash flow from operations of $2,424,220 for the nine-months ended September 30, 1997, compared to cash flow from operations of $188,912 for the same period of 1996, due to the increase in income from operations. The Company's ability to meet its continuing cash flow requirements in the future is dependent on maintaining adequate sales and margins from its manufacturing operations, as well as resuming past levels of production and sales.

      Net cash used in investing activities was $601,902 for the nine-months ended September 30, 1997, compared to cash used in investing activities of $101,957 for the same period in 1996. The increase was due primarily to an increase in capital expenditures during 1997.

      Net cash used in financing activities was $1,778,541 for the nine-months ended September 30, 1997, compared to cash used in financing activities of $13,007 for the same period in 1996. The change is primarily due to payments made to Sanwa of $720,817 under the Restructuring Agreements and net cash used to pay down the Company's line of credit of $1,042,742. In addition, the Company retired the Junior Subordinated Promissory Note and Income Sharing Agreements with Sanwa for $3,750,000, with funds raised through a Private Placement of the Company's common stock which is discussed in Note 2 of this Form 10-QSB. The Company was also able to obtain sufficient funds under its asset-based financing arrangement to meet its operating needs.

      Management anticipates making capital expenditures to support diversification and growth of the manufacturing operations. The Company has capital commitments of approximately $100,000 for a new roof and building upgrades that are to be completed during the fourth quarter of 1997. The Company intends to raise capital for these requirements through bank financing and from cash provided by operations, although there can be no assurance that the Company will be able to obtain financing, or obtain financing on terms that are satisfactory to the Company.

     In summary, the Company is currently experiencing a reduction in scheduled shipments to its largest customer, which resulted in a loss for the third quarter ended September 30, 1997. The Company has taken corrective action to control its operating expenses and is concurrently negotiating with alternative banking sources to replace its line of credit agreement with its asset-based lender, which agreement terminates on February 28, 1998, to include some additional funding commitments. Although there can be no assurance that the Company can obtain such financing on satisfactory terms, the asset-based lender has expressed willingness to extend its agreement and provide some additional short term funds. On April 18, 1997, the Company completed a Private Placement of 1,517,333 shares of the Company's common stock for gross proceeds of $4,552,000. Proceeds of $3,750,000 were used to retire the Junior Note and Income

Sharing Agreement with Sanwa. The balance of the proceeds after expenses of the Private Placement was applied to general Company funds. The Company has also obtained waivers for its previous covenant violations with Sanwa and its asset-based lender. As a result of these waivers, the Company reclassified the noncurrent portion of the obligations, which were previously in default, to long-term debt on the balance sheet effective June 30, 1997. Forward looking statements in this Form 10-QSB, including references to anticipated sales volume and higher medical product margins, involve risks and uncertainties, with establishing new, or improving existing relationships with customers of the Company, business development activities, developing products to the specifications of the Company's customers, and similar matters. In addition, the Company has a high concentration of business with one major customer and reductions in scheduled shipments to this customer were primarily responsible for the net loss in the third quarter of 1997. There can be no assurance that this customer will resume shipments at expected levels. Because of these uncertainties, actual future results could differ materially from those reflected in the forward-looking statements.

                           PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports

a) Exhibits.
    Item No.     Item                                  Method of Filing
   ---------     ----                                  ----------------

    11.1  Statement Regarding Computation of Per
          Share Earnings                          Filed herewith electronically

    27.1  Financial Data Schedule                 Filed herewith electronically

(b) Reports on Form 8-K.
          There were no reports on Form 8-K which were filed during the third quarter of 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         REUTER MANUFACTURING, INC.
        (Registrant)


Date:  October 27, 1997       By:  /s/ James W. Taylor
                                  ---------------------------------------------
                                   James W. Taylor
                                   President, Chief Executive Officer and Chief
                                   Financial Officer (principal executive and
                                   financial officer)



Date:  October 27, 1997       By:  /s/ William H. Johnson
                                   --------------------------------------------
                                   William H. Johnson
                                   Vice President, Controller and Secretary
                                   (principal accounting officer)

                           REUTER MANUFACTURING, INC.

                              EXHIBIT TO QUARTERLY
                              REPORT ON FORM 10-QSB
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997


 Item No.   Item                                  Method of Filing
----------  ---------------                       ----------------

  11.1      Statement Regarding Computation
            of Per Share Earnings                 Filed herewith electronically

  27.1      Financial Data Schedule               Filed herewith electronically