Form 10KSB
period 1997-12-31
REUTER MANUFACTURING INC
filed 1998-03-03
CIK 83490

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

                    For the Fiscal Year Ended December 31, 1997

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________________ to _____________________.

                             COMMISSION FILE NO.:  0-1561

                                 --------------------

                              REUTER MANUFACTURING, INC.
                (Exact name of registrant as specified in its charter)


                     MINNESOTA                      41-0780999
           (State or other jurisdiction          (I.R.S. Employer
                        of                      Identification No.)
          incorporation or organization)

               410 11TH AVENUE SOUTH                   55343
                HOPKINS, MINNESOTA                  (Zip Code)
               (Address of principal
                executive offices)

         Registrant's telephone number, including area code:  (612) 935-6921

           Securities registered pursuant to Section 12(b) of the Act: NONE

              Securities registered pursuant to Section 12(g) of the Act

                      COMMON STOCK, PAR VALUE $0.1875 PER SHARE

                                 --------------------
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   YES /X/     NO / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

     The Registrant's revenues for the fiscal year ended December 31, 1997 were $18,027,018.

     As of February 23, 1998, 4,863,496 shares of Common Stock of the Registrant were deemed outstanding, and the aggregate market value of the Common Stock of the Registrant (based upon the average of the closing bid and asked prices of the Common Stock at that date), excluding outstanding shares beneficially owned by directors and executive officers, was approximately $10,043,527.


                         DOCUMENTS INCORPORATED BY REFERENCE

     Part III of this Annual Report on Form 10-KSB incorporates by reference information (to the extent specific sections are referred to herein) from the Registrant's Proxy Statement for its, April 20, 1998, Annual Meeting of Shareholders (the "1998 Proxy Statement").

     Transitional Small Business Disclosure Format (Check one): YES / /   NO /X/

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                        PART I

FORWARD LOOKING STATEMENTS

     THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 PROVIDES A SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS. THIS REPORT MAY CONTAIN FORWARD-LOOKING STATEMENTS, INCLUDING REFERENCES TO ANTICIPATED SALES VOLUME AND HIGHER MEDICAL PRODUCT MARGINS AND ALSO RELATING TO SUCH MATTERS AS ESTABLISHING NEW, OR IMPROVING EXISTING RELATIONSHIPS WITH CUSTOMERS OF THE COMPANY, OTHER BUSINESS DEVELOPMENT ACTIVITIES, ANTICIPATED FINANCIAL PERFORMANCE, BUSINESS PROSPECTS, AND SIMILAR MATTERS. SUCH FORWARD-LOOKING STATEMENTS BY THEIR NATURE INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES, AND ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THE ANTICIPATED RESULTS OR OTHER EXPECTATIONS EXPRESSED IN THE FORWARD-LOOKING STATEMENTS. IN ADDITION, THE COMPANY HAS A HIGH CONCENTRATION OF BUSINESS WITH ONE MAJOR CUSTOMER AND REDUCTIONS IN SCHEDULED SHIPMENTS TO THIS CUSTOMER WERE PRIMARILY RESPONSIBLE FOR THE LOSS FROM CONTINUING OPERATIONS DURING THE LAST HALF OF 1997. THERE CAN BE NO ASSURANCE THAT THIS CUSTOMER WILL RESUME SHIPMENTS AT EXPECTED LEVELS IN THE FUTURE. THESE RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO, THE COMPANY'S ABILITY TO EXPAND ITS PRODUCT OFFERINGS AND TO DEVELOP ITS REPUTATION IN MANUFACTURING PRODUCTS FOR SELECT INDUSTRIES SUCH AS MEDICAL INDUSTRIES, AND THE RISKS AND UNCERTAINTIES DESCRIBED IN "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" IN THIS REPORT.

ITEM 1.   DESCRIPTION OF BUSINESS.

INTRODUCTION

     The Company is principally a contract manufacturer of precision machined components, assemblies and devices for medical and industrial original equipment manufacturers ("OEM"). The Company manufactures on a contract basis, among other items, close tolerance bearing-related assemblies for the medical device industry. In order to differentiate itself from its competitors, the Company emphasizes its design engineering and manufacturing engineering capability and support. The Company also manufactures and sells under the Reuter-Registered Trademark- name self-powered oil centrifuges, rotary vane actuators, and laboratory centrifuges which are sold by the Company's sales force to the OEM or end user, and to distributors.

     The Company's contract manufacturing business is concentrated in the medical device field and includes production of blood centrifuges, blood pumps, blood analyzers, thrombectomy proximal motors, organic chemical synthesizers, and valves for medical oxygen delivery. Other contract manufacturing includes gas regulators and miscellaneous industrial parts. Contract manufacturing accounted for approximately 96% of the Company's net sales in 1997.

     The Company also manufactures products under its own trade names, which accounted for approximately 4% of the Company's net sales in 1997. The Company's trade name manufacturing business is concentrated in two principal areas. The Company produces Envi-ro-fuge 2000-Registered Trademark-self-powered oil centrifuges for stationary and mobile internal combustion engines. The Company also sells a limited line of full flow oil filters as a complement to the oil centrifuges. The Company's other principal trade name manufacturing products are Reuter/Sollami-Registered Trademark- rotary vane actuators, hydraulic and pneumatic, which are used to impart motion in diverse industrial and special applications, and a line of laboratory centrifuges on which sales began late in 1997. The Company's trade name manufacturing business requires substantial engineering input, as most customers require application modifications.

     The Company was incorporated in 1956 as a Minnesota corporation. The principal executive offices of the Company are located at 410 Eleventh Avenue South, Hopkins, Minnesota 55343. The Company's telephone number is (612) 935-6921.

PRODUCTS AND MARKETS

     CONTRACT MANUFACTURING. The Company manufactures to customer specifications highly engineered products and sub-assemblies on a contract basis. Since early 1994, the Company has directed its emphasis toward the manufacture of assemblies for the medical device industry, such as blood centrifuges, and other medical products. The Company believes its engineering cooperation on prototype development with its medical product customers will result in future manufacturing orders and will protect the business from competitors. The Company also has expanded its business of contract manufacturing of precision parts for industrial use, such as a fuel pump part, gas pressure regulators, and a wide range of piece parts for paint equipment, brake components and fluid power equipment.

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

     TRADE NAME PRODUCTS. The Company manufactures and sells products carrying the Company's trade names. The Company has developed and is manufacturing and marketing centrifuges for continuous removal of contaminants from lubricating oil in internal combustion engines and expects to add additional products to this and related centrifuge fields. In addition, the Company manufactures and sells rotary vane actuators. In 1997, the Company entered into a product development, licensing, manufacturing and marketing agreement including certain technology for a multi-product line of personal laboratory centrifuges and started production and sales on these items in the fourth quarter of 1997.

STRATEGY

     The Company's objective is to become indispensable to the customer thereby ensuring that the Company will obtain subsequent production business. The Company pursues this strategy by providing engineering input throughout the development and production processes of its customers' products. This requires the Company to maintain a strong engineering capability and capacity. In addition, the Company generally designs, manufactures and owns the tooling required to produce its customers' products. Essentially all fixtures and prototypes are produced in the Company's tool and prototype department. These strategies improve the ability of the Company to create a long-term production relationship with the customer. The Company generally does not sign long-term production contracts with its customers.

     In addition to continuing to build strong customer relationships, the Company also plans to pursue the following strategies:

     - Expand the market for the Company's trade name products.

     - Expand the Company's precision manufacturing medical device customer base.

     - Diversify selectively into industrial parts and components markets.

     - Make strategic acquisitions in an effort to enhance the growth of the Company and complement or diversify the products and services that the Company offers.

SALES AND MARKETING

     The Company sells its manufacturing services and trade name products through its own sales representatives, with the exception of one exclusive agent in Europe. The Company has a director and assistant directors of sales and marketing for each of the principal product areas including medical products, engine products (oil centrifuges and filters), and industrial components. All of these individuals develop leads primarily through networking, and through selected advertising and trade shows.

CUSTOMERS

     The Company's medical device customers sell products for general blood processing and surgical applications, blood analysis, oxygen treatment of ambulatory patients and similar applications. The Company's two largest medical customers accounted for approximately 63% and 5% of net sales in 1997, respectively. The Company believes that a significant reduction of orders from its largest customer would have a material adverse effect on its business. During 1997, reductions in scheduled shipments to the Company's largest customer were primarily responsible for the loss from continuing operations during the last half of 1997. The reduction in scheduled shipments to this customer for one of its products will continue into 1998.

SUPPLIES

     The raw materials used by the Company in its manufacturing operations generally are reasonably available. The Company seeks to maintain multiple sources of the parts and materials it purchases from suppliers; however, certain significant customers limit and/or designate specific suppliers. The availability of such parts and materials could affect the Company's ability to fill customers' orders on a timely basis. Management of the Company believes that interruption of its relationships with suppliers would not have a material adverse effect over the long-term, as parts and materials suitable for the production of the types of products the Company manufactures would be available from other suppliers.

     The Company generally manufactures products to a customer's specifications on a contract basis, and carries reasonable amounts of inventory to meet rapid delivery requirements of customers and to assure a continuous allotment of goods from suppliers. The Company generally does not provide extended payment terms to customers.

COMPETITION

     The contract manufacturing business in which the Company engages is highly competitive. Many of the competitors of the Company have greater sales volume and resources than the Company. The principal elements of competition are quality, service, delivery, price and meeting customer requirements. The Company believes that it accounts for only a small portion of aggregate national sales of the manufacturing service it provides. The Company believes, however, that its strong engineering capability gives it a competitive advantage. Approximately 14% of the Company's employees are engineers.

RESEARCH AND DEVELOPMENT

     The Company conducts research and development activities primarily related to prototype development of customers' products and products sold under its trade names. The Company provides engineering services to support its customers in the development of new products including, enhancements to current products.

BACKLOG

     On February 20, 1998, the Company's backlog was approximately $6.4 million, compared to approximately $5.9 million on February 20, 1997. Management expects that the backlog will be filled during the current year, and that additional orders will be received during the current year. The Company's backlog tends to fluctuate as a consequence of large orders being placed by customers who schedule delivery of the product over future months. The usual time period between receipt of an order and the first delivery of the product by the Company is approximately 3 to 6 months. The delivery period for subsequent orders generally is shorter than the period for the initial order. The Company believes its backlog is firm, however the Company's customers do not sign production contracts and the customers can reduce, reschedule, or cancel orders without contractual penalty.

EMPLOYEES

     As of December 31, 1997, the Company had 149 employees, all of whom were employed full time, with the exception of one part time employee.

ITEM 2.   DESCRIPTION OF PROPERTY.

     The Company's executive offices and principal manufacturing facilities are located at 410-11th Avenue South, Hopkins, Minnesota. These facilities are owned by the Company. The building has approximately 110,000 square feet of which approximately 13,000 square feet are devoted to office space, 97,000 square feet are devoted to manufacturing, and warehouse purposes and approximately 65% of the space is being utilized. The building is located on approximately 7.5 acres of land. The Company considers this facility to be well maintained, in good operating condition, and believes that such manufacturing facilities can accommodate substantial future growth.

     The Company owns sufficient manufacturing equipment to generally enable it to meet its sales requirements. This equipment includes milling machines, grinders, lathes, chucking machines, drilling machines, testing and inspection equipment, clean room facilities, and storage equipment. The production machines are computer controlled, which ensures that operations are repeatable.

ITEM 3.   LEGAL PROCEEDINGS.

     During December 1997, in connection with the Company's new credit facilities (discussed later), the Company was required to have an environmental inspection of its manufacturing facility. As part of conducting a Phase I and Phase II environmental assessment of the facility, soil boring and groundwater work indicated the presence of hazardous substances and petroleum products within the soil and groundwater located beneath the site. The Company notified the applicable regulatory agency (Minnesota Pollution Control Agency), as required, and is working with that agency to resolve these issues. However, because the results are still preliminary, the Company is not able to assess whether the Company will ultimately be held liable for the presence of these substances at the site nor the Company's financial exposure if it is found liable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-KSB.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT.

          The executive officers of the Company, their ages, the year first elected or appointed as an executive officer and the offices held as of February 23, 1998, are as follows:

                                   Position with the Company
Name (age)                         Or Principal Occupation
------------                       -----------------------


James W. Taylor (79)               Director, Chief Executive Officer, President
                                   and Chief Financial Officer

Edward E. Strickland (70)          Chairman of the Board of Directors

Thomas L. Beltrand (38)            Executive Vice President - Operations

Robert D. Klingberg (53)           Senior Vice President - Chief Technical
                                   Officer

William H. Johnson (40)            Vice President - Controller and Secretary

Gary D. Gangstee (41)              Vice President - Marketing and Sales


     Mr. Taylor was elected Chief Executive Officer and President of the Company in November 1992 and Chief Financial Officer in March 1994. He has also been the President of Taylor Consultants, Inc., a management and financial consulting firm, for more than five years. Mr. Taylor also is a director of Compositech Ltd. and QC Solutions, Inc.

     Mr. Strickland served on the Executive Committee of the Board of Directors, which performed the duties of Chief Executive Officer, from October 1, 1990 until January 28, 1991. He has been Chairman of the Board of Directors since that time and a director of the Company since 1989. He has been an independent financial consultant for more than ten years. Mr. Strickland also serves as a director of Avecor Cardiovascular, Inc., Bio-Vascular, Inc., Vital Images, Inc., Communication Systems Inc., Hector Communications Corp. and Quantech, Ltd.

     Mr. Beltrand has been employed by the Company since June 1977. He was elected Executive Vice President - Operations in June 1997.

     Mr. Klingberg has been employed by the Company since October 1992. He was elected Senior Vice President - Chief Technical Officer in June 1997. From 1986 to October 1992, Mr. Klingberg was the principal of Klingberg Consulting, Inc., a consulting firm engaged in the design, installation and testing of motion control systems.

     Mr. Johnson has been employed by the Company since June 1987. He was elected Vice President - Controller in August 1995. He has served as Secretary of the Company since October 1994.

     Mr. Gangstee has been employed by the Company since February 1994. He was elected Vice President - Marketing and Sales in June 1997. From October 1990 until February 1994, Mr. Gangstee was employed by Kurt Manufacturing, a contract manufacturer of precision components.

                                       PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

                             PRICE RANGE OF COMMON STOCK

          The Company's Common Stock is traded in the local over-the-counter market under the symbol "RTMF." The following table sets forth, for each of the calendar periods indicated, the quarterly high and low bid quotations for the Company's Common Stock quoted on the OTC Bulletin Board. The prices in this table represent prices between dealers, and do not include adjustments for retail mark-ups, mark-downs or commissions and may not represent actual transactions.

          Year                          High      Low
          ----                          ----      ---
          1997:     First Quarter       3 3/4     3 1/8
                    Second Quarter      5         3 1/8
                    Third Quarter       4 7/8     3 1/8
                    Fourth Quarter      3 5/8     2 1/8

          1996:     First Quarter       9/16      3/16
                    Second Quarter      3/4       9/16
                    Third Quarter       3 5/16    11/16
                    Fourth Quarter      4         2 5/8



     As of February 20, 1998, there were approximately 1,351 record holders of the Company's Common Stock.

     No cash dividends were declared or paid by the Company during 1997 or 1996, and the Company does not intend to pay dividends on its Common Stock in the foreseeable future. The Company is prohibited from paying dividends on its Common Stock under agreements with its lenders.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

          The Company is principally engaged in the business of contract manufacturing of precision machined products and assemblies. The Company manufactures, among other items, close tolerance bearing-related assemblies for the medical device industry, oil centrifuges and rotary vane actuators.

          As more fully described in Note 4 to the financial statements included in this report on Form 10-KSB, on April 18, 1997, the Company retired the Junior Subordinated Promissory Note and Income Sharing Agreement with Sanwa Business Credit Corporation ("Sanwa") for $3,750,000, with proceeds from the Private Placement of 1,517,333 shares of common stock of the Company at $3.00 per share. The retirement of these obligations resulted in an extraordinary gain of approximately $3.4 million during 1997. The Company received notification in August 1997, of a temporary reduction in scheduled shipments of one high volume product from its largest customer.
The Company subsequently was notified that the reduction in scheduled shipments to this customer will continue into 1998, due to an inventory oversupply position for this customer. The Company has taken corrective action to control expenses and has explored opportunities to secure additional work during the ongoing reduction in shipments from this customer. On December 3, 1997, the Company entered into a line of credit banking relationship with U.S. Bank National Association ("U.S. Bank"), whereby U.S. Bank made available to the Company, credit facilities in the amount of up to $8,670,000. The credit facilities consist of a revolving line of credit of up to $5,000,000 and three term notes of $2,400,000, $1,000,000 and $270,000, respectively. The credit facilities were used to pay-off the Company's previous line of credit and the remaining balance of the Company's previously restructured debt with Sanwa. The subsequent retirement of the Senior Subordinated Secured Promissory Note with Sanwa with proceeds from the new credit facilities resulted in an additional extraordinary gain of approximately $0.4 million in 1997. The balance of the facilities are being used for working capital and other corporate purposes.

          The Company began conducting an internal review of its computer systems in May 1997, which is ongoing, to identify the systems that could be affected by the "Year 2000" issue and is developing an implementation plan to resolve the issue. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, resulting in miscalculations. The Company presently believes that, with modifications to existing software and hardware, and conversions to new software, the Year 2000 problem will not pose significant operational problems for the Company's computer systems. The Company has set an objective to have all systems Year 2000 compliant by the fourth quarter of 1998, at a budgeted expense of approximately $50,000. Failure of the Company's and/or third parties' computer systems could have a material adverse impact on the operations of the Company.

RESULTS OF OPERATIONS

     The Company's net sales increased by 27.2% in 1997 from 1996, compared to an increase in net sales of 28.2% in 1996 from 1995. Sales from the medical, industrial, and tradename product segments were $14,130,371, $3,245,479 and $651,168 respectively, for 1997, compared to $11,155,714, $2,590,105 and
$428,392 respectively, for 1996. The majority of the sales increase for 1997 was attributable to increased unit sales to the Company's largest customer. Sales to the Company's two major medical product customers were $12,260,355 in 1997, compared to $9,998,201 in 1996. While these customers accounted for 68.0% of net sales in 1997, and 70.5% of net sales in 1996, the Company's largest customer accounted for 63.0% and 63.7% of net sales in 1997 and 1996, respectively. Although the Company's net sales increased in 1997, sales were adversely affected by a reduction in scheduled shipments of one high volume product from the Company's largest customer. The Company estimates that approximately $2.5 million and $0.6 million of sales and operating income, respectively, were lost as a result of this reduction, during the last half of 1997. The Company has been informed that the reduction in scheduled shipments to this customer will continue into 1998 due to a major inventory correction in this customer's distribution system. The Company estimates that the impact in 1998, of the scheduled shipment reductions to its major customer will be similar to the 1997 impact described above. The Company has taken corrective action to control expenses and has explored opportunities to secure additional work during the ongoing reduction in shipments to this customer.

     Gross profit was 23.9% in 1997, compared to 24.8% in 1996. The decline in gross profit as a percentage of sales in 1997 was primarily due to a decrease in higher margin medical product business as a percentage of overall sales. In addition, the Company added several engineers and direct labor personnel to handle the increased workload related to new medical business and increased work with the Company's proprietary products (oil centrifuges and rotary vane actuators).

     Selling, general and administrative expenses were $2,879,676 or 16.0% of net sales in 1997, compared to $2,345,734 or 16.5% of net sales in 1996. The net dollar increase in these expenses of $533,942 is due in part to an increase in selling related expenses of approximately $168,000, principally to market the Company's oil centrifuges and rotary vane actuators, and additional sales staff to attempt to diversify the Company's customer base. Administrative expenses were approximately $366,000 higher in 1997 than in 1996. Administrative salaries and benefits decreased approximately $30,000 from 1996, resulting primarily from reduced bonuses and a decrease in Company contributions to the benefit plans as a result of losses from continuing operations during the last half of 1997. Contributing to the increase in administrative expenses during 1997, were an increase in computer supplies and services and office supplies expense of approximately $55,000 to enhance the Company's computer systems and general office supplies for new employees. Training and education expenses increased approximately $70,000 in 1997 from 1996, primarily from management training and education related to ISO 9001 certification efforts on a Company wide basis. Professional fees and services, including legal and accounting, increased approximately $185,000 for 1997 from 1996. The increase was primarily related to the completion of the Sanwa debt restructuring transactions and incremental increases in legal and accounting costs related to IRS and SEC matters, patent work, and acquisition matters. Other administrative expenses increased approximately $86,000 in 1997 from 1996, primarily resulting from general increases in expenses to support increased sales volume.

     In 1997, the Company had operating income of $1,429,345, compared to operating income of $1,172,399 in 1996. The increase in operating income in 1997 was due to higher medical product sales as discussed above, along with increased operational efficiencies as a result of the increased sales volume, net of an increase in selling and administrative expenses.

     The Company had income from continuing operations of $1,027,349 or $.24 per share ($.23 per share on a diluted basis), compared to $749,572 or $.23 per share ($.14 per share on a diluted basis) in 1996. The 1997 income from continuing operations resulted from the reasons stated above, along with higher interest expense of approximately $18,000 due to increased utilization of the Company's asset-based short-term financing arrangement during 1997.

     The Company was profitable during 1997, but generally does not pay regular income taxes because of the availability of its net operating loss carryforwards. The Company is, however, generally subject to alternative minimum tax under the Internal Revenue Code of 1986, as amended (the "Code"), because only 90% of the net operating loss carryforward is allowed as a deduction before arriving at the alternative minimum taxable income. Therefore, 10% of the Company's taxable income is generally subject to the flat alternative minimum tax rate of 21%. However, the Company generated additional tax deductions for 1997, as a result of the timing of the deduction of certain costs associated with the Company's 1996 and 1997 Sanwa debt restructuring transactions and ultimate settlement, since such costs were not deductible for tax reporting purposes until 1997. Since these additional tax deductions resulted in a tax loss for the Company during 1997, the Company did not record a provision for alternative minimum taxes for 1997. The Company recorded a provision for income taxes of $20,000 during 1996, primarily related to state income taxes.

     The effect of inflation on the Company's results has not been significant.

     Net income in 1997 was $5,097,764 or $1.17 per share ($1.12 per share on a diluted basis). Net income for this period included a gain from discontinued operations of $275,936 or $0.06 per share (basic and diluted basis), and an extraordinary item - gain on debt restructuring of $3,794,479 or $0.87 per share, ($0.83 per share on a diluted basis). The gain from discontinued operations resulted from the receipt of funds from an escrow account related to the Company's previously deconsolidated subsidiary, Reuter Recycling of Florida, Inc. ("RRF"), which was sold October 25, 1995. The funds were previously placed in escrow to fund any future liability related to this deconsolidated subsidiary. Under the agreement, the remaining funds were distributed equally between the lender to RRF and the Company after the passing of a two-year period ended October 26, 1997. The net income for the year ended December 31, 1996 was $7,998,590 or $2.50 per share ($1.52 per share on a diluted basis). Net income for this period included an extraordinary item - gain on debt restructuring of $7,249,018 or $2.27 per share, ($1.38 per share on a diluted basis). The decrease in net income for 1997 from 1996 was primarily due to the larger gain on debt restructuring recognized in 1996, net of the increase in income from continuing operations for 1997.

     LIQUIDITY AND CAPITAL RESOURCES. At December 31, 1997, the Company had a working capital deficit of $2,835,744, compared to a working capital deficit of $4,808,322 at December 31, 1996. The current ratio at December 31, 1997 was .59 compared to .45 at December 31, 1996. The improvement in the working capital deficit and current ratio are primarily due to cash generated from operations, proceeds from the April 1997, Private Placement of the Company's common stock, and the debt restructuring transactions as previously discussed. The Company in December 1997, entered into a new financing agreement with a new asset-based lender; the financing agreement is comprised of a revolving line of credit and three term notes (the credit facilities). Although the term notes have scheduled repayment dates, the term notes may be due upon demand in the event that the asset-based lender requires demand repayment under the revolving line of credit. Accordingly, the Company has classified all of the amounts owing under the credit facilities at December 31, 1997, as a current liability. At December 31, 1996, the Company was in default under its asset-based lending agreement, which resulted in the Company classifying the entire amount of this debt as a current liability for 1996.

     As of February 20, 1998 the Company had borrowed approximately $5,300,000 and had additional availability of approximately $260,000 under the asset-based line of credit financing arrangement.

     The Company generated positive cash flow from operations of $1,600,781 for the year ended December 31, 1997, compared to cash flow from operations of $667,183 for the year ended December 31, 1996. The impact of the debt restructuring during 1997 and 1996, were of a non-cash nature. Accordingly, cash flow from operations for 1997 and 1996 only reflects continuing operations, except the 1997 cash flow including $275,936 of cash released from an escrow account associated with previously discontinued operation.. The increase in cash flow from operations for 1997 was due primarily to higher sales volumes, while fixed overhead costs remained relatively constant. The Company's ability to meet its continuing cash flow requirements in the future is dependent on maintaining adequate net sales and margins from its manufacturing operations.

     The Company is currently experiencing a reduction in scheduled shipments to its largest customer, which resulted in operating losses during the last six-months of 1997 of $436,992. The Company has been notified that the schedule reduction will continue into 1998. The schedule reduction applies to one product the Company manufactures for this customer; however, sales of other products to that customer have not been affected. The Company has taken corrective action to control expenses and secure additional work during this period. There can be no assurance that sales to this customer will return to previous levels. The Company's future success is dependent on its ability to secure additional work during the schedule reduction period and maintain adequate margins on sales. In addition, the Company needs to generate sufficient cash flows from manufacturing operations to meet debt service requirements.

     Net cash used in investing activities was $426,714 and $274,365 for the years ended December 31, 1997 and 1996, respectively. The increase in 1997 was primarily due to investments in capital equipment of $670,379, which were partially offset by the redemption of a $250,000 certificate of deposit that was used as collateral under the Company's previous line of credit.

     Net cash used by financing activities was $1,135,813 for the year ended December 31, 1997, compared to cash used by financing activities of $418,886 for the year ended December 31, 1996. The increase in net cash used in financing activities in 1997 was primarily due to payments made to Sanwa of approximately $738,000, pursuant to the Restructuring Agreements and scheduled payments of the Sanwa debt. As described in Note 4 of this Form 10-KSB, on April 18, 1997, the Company completed a Private Placement of 1,517,333 shares of the Company's common stock for gross proceeds of $4,552,000. Proceeds of $3,750,000 were used to retire the Junior Note and Income Sharing Agreement with Sanwa. The balance of the proceeds, after expenses of the Private Placement of $400,220, were applied to general Company funds. In addition, the Company obtained a new lending relationship with U.S. Bank, which is discussed in Note 4 of this Form 10-KSB. Pursuant to the agreement with U.S. Bank, credit facilities were made available that allowed the Company to pay-off the remaining debt with Sanwa for approximately $2,500,000 and pay-off its previous asset-based lender for approximately $2,200,000. The Company has consolidated all of its debt with U.S. Bank except for various equipment notes of approximately $963,000. The Company was able to obtain sufficient funds under its asset-based financing arrangements and credit facilities to meet its operating needs during 1997.

     Management anticipates making capital expenditures to support diversification and growth of the manufacturing operations. Near term capital commitments for new manufacturing equipment total approximately $200,000. The Company anticipates obtaining sufficient amounts of capital for these requirements through bank financing and from cash provided by operations.

     During December 1997, in connection with the Company's new credit facilities, the Company was required to have an environmental inspection of its manufacturing facility. As part of conducting a Phase I and Phase II environmental assessment of the facility, soil boring and groundwater work indicated the presence of hazardous substances and petroleum products within the soil and groundwater located beneath the site. The Company notified the applicable regulatory agency (Minnesota Pollution Control Agency), as required, and is working with that agency to resolve these issues. However, because the results are still preliminary, the Company is not able to assess whether the Company will ultimately be held liable for the presence of these substances at the site nor the Company's financial exposure if it is found liable. The Company accrued $20,000 during 1997 for the cost of additional environmental work to determine the magnitude of the problem, which is scheduled to commence during the first quarter of 1998, and be completed sometime in the second quarter of 1998.

     In summary, the Company achieved profitability for 1997 but is currently experiencing a reduction in scheduled shipments to its largest customer, which resulted in a loss from continuing operations for the last six-months of 1997. The Company has taken corrective action to control its operating expenses and has obtained new credit facilities, which the Company believes will provide sufficient capital to fund operations for 1998 and for a reasonable period thereafter.

     FACTORS THAT MAY AFFECT FUTURE RESULTS.

     DEPENDENCE ON MAJOR CUSTOMER. The Company's largest customer accounted for 63.0% and 63.7% of net sales in 1997 and 1996, respectively. Although the Company's net sales increased in 1997, sales were negatively affected by a reduction in scheduled shipments of one high volume product to this customer. The Company also has been informed that the reduction in scheduled shipments to this customer will continue into 1998 due to a major inventory correction in this customer's distribution system. The Company has no production contracts with this customer and believes that further reductions in orders from this customer would have a material adverse effect on its future operating results.

     DEPENDENCE ON NEW PRODUCTS AND CONTINUED GROWTH IN SALES VOLUME. The Company's future success will depend on its ability to secure additional contract manufacturing business, enhance the products it currently manufactures under its own trade names, increase sales volume of rotary vane actuators and oil centrifuges, and maintain a satisfactory volume of orders for industrial parts.


     COMPETITION. The Company believes that the principal elements of competition are quality, service, delivery, price and meeting customer requirements. The contract manufacturing business in which the Company engages is highly competitive and many of the competitors of the Company have greater sales volume and resources than the Company. Although the Company believes its engineering capability is a competitive advantage, customers may change to other contract manufacturers. Company management believes the Company accounts for only a small portion of the aggregate national sales of contract manufacturing services.

ITEM 7.   FINANCIAL STATEMENTS.

          The following Financial Statements and Report of Independent Accountants thereon are included herein (page numbers refer to pages in this Report):

                                                                          Page
                                                                          ----
Report of Independent Accountants . . . . . . . . . . . . . . . . . . . .   18

Balance Sheets as of December 31, 1997 and 1996 . . . . . . . . . . . . .   19

Statements of Operations for the years
ended December 31, 1997 and 1996. . . . . . . . . . . . . . . . . . . . .   20

Statements of Stockholders' Equity for the years
ended December 31, 1997 and 1996. . . . . . . . . . . . . . . . . . . . .   22

Statements of Cash Flows for the years ended
December 31, 1997 and 1996. . . . . . . . . . . . . . . . . . . . . . . .   23

Notes to the Financial Statements . . . . . . . . . . . . . . . . . . . .   25

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          None.

                                       PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

          (a)  DIRECTORS OF THE REGISTRANT.

          The information under the caption "Election of Directors" in the Company's 1998 Proxy Statement is incorporated herein by reference.

          (b)  EXECUTIVE OFFICERS OF THE REGISTRANT.

          The information concerning Executive Officers of the Company is included in this Report under Item 4A, Executive Officers of the Registrant.

     (c)  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's 1998 Proxy Statement is incorporated herein by reference.

ITEM 10.  EXECUTIVE COMPENSATION.

          The information under the captions "Election of Directors -- Director Compensation" and "Executive Compensation and Other Benefits" in the Company's 1998 Proxy Statement is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

          The information under the caption "Principal Shareholders and Beneficial Ownership of Management" in the Company's 1998 Proxy Statement is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          The information under the captions "Election of Directors -- Director Compensation" and "Certain Transactions" in the Company's 1998 Proxy Statement is incorporated herein by reference.

                                       PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)    EXHIBITS

          The exhibits to this Report are listed in the Exhibit Index on pages 41 to 47 of this Report.

     A copy of any of the exhibits listed or referred to above will be furnished at a reasonable cost to any person who was a shareholder of the Company as of March 2, 1998, upon receipt from any such person of a written request for any such exhibit. Such request should be sent to Reuter Manufacturing, Inc., 410 11th Avenue South, Hopkins, Minnesota 55343, Attention: Secretary, William H. Johnson.

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

     (8)  Option Agreement between Edward E. Strickland and the Company

     (9)  Consulting Agreement with Edward E. Strickland

     (10) Independent Contractor Agreement dated as of May 16, 1991, between Taylor Consultants, Inc. and the Company

     (11) Independent Contractor Agreement dated as of November 2, 1992, between Taylor Consultants, Inc. and the Company

     (12) 1997 Non-Employee Director Stock Option Plan


     (b)  REPORTS ON FORM 8-K

          On December 18, 1997, the Company filed a Report on Form 8-K disclosing under Item 5 of such Report the execution on December 3, 1997, of a lending agreement with U.S. Bank National Association. No financial statements were filed with such Report.

REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders and Board of Directors of Reuter Manufacturing, Inc.:

We have audited the financial statements and financial statement schedule of Reuter Manufacturing, Inc. (the Company) included on pages 19 to 39 of this Form 10-KSB. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Reuter Manufacturing, Inc. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



                                   /s/ Coopers & Lybrand L.L.P.
                                   COOPERS & LYBRAND L.L.P.

Minneapolis, Minnesota
January 22, 1998

REUTER MANUFACTURING, INC.
BALANCE SHEETS
AS OF DECEMBER 31, 1997 AND 1996



                         ASSETS                                                   1997                1996

Current assets:
  Cash                                                                       $     113,234       $      74,980
  Investments, restricted                                                                              250,000
  Receivables, net of allowances of $25,000 at December 31,
      1997 and 1996                                                              1,894,419           1,839,367
  Inventories                                                                    1,979,661           1,766,040
  Other current assets                                                              99,612              29,137
                                                                             -------------       -------------

    Total current assets                                                         4,086,926           3,959,524

Property, plant and equipment, net                                               4,624,678           4,176,741
Intangible assets, net                                                             435,207             397,731
                                                                             -------------       -------------

    Total assets                                                             $   9,146,811       $   8,533,996
                                                                             -------------       -------------
                                                                             -------------       -------------

    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
  Asset-based line of credit and term obligations, bank                      $   5,313,512       $   2,900,097
  Current maturities of long-term equipment financing                              222,022           4,312,071
  Accounts payable, trade                                                          692,125             763,495
  Accrued expenses                                                                 695,011             792,183
                                                                             -------------       -------------

    Total current liabilities                                                    6,922,670           8,767,846

Long-term equipment financing, less current maturities                             740,507           7,689,725
Other long-term liabilities                                                         88,496             143,998

Commitments and contingencies (Notes 4 and 9)

Stockholders' equity (deficiency):
  Preferred stock, par value $.01 per share; authorized 2,500,000 shares, none issued
  Common stock, par value $.1875 per share; authorized 9,000,000 shares, issued and outstanding:  4,863,496 and 3,208,020 shares
      in 1997 and 1996, respectively                                               911,906             601,504
  Additional paid-in capital                                                    17,768,127          13,713,582
  Accumulated deficit                                                          (17,284,895)        (22,382,659)
                                                                             -------------       -------------

  Total stockholders' equity (deficiency)                                        1,395,138          (8,067,573)
                                                                             -------------       -------------

  Total liabilities and stockholders' equity (deficiency)                    $   9,146,811       $   8,533,996
                                                                             -------------       -------------
                                                                             -------------       -------------

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

REUTER MANUFACTURING, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996


                                                                                  1997                1996

Net sales                                                                    $  18,027,018       $  14,174,211
Cost of sales                                                                   13,717,997          10,656,078
                                                                             -------------       -------------

    Gross profit                                                                 4,309,021           3,518,133

Selling, general and administrative expenses                                     2,879,676           2,345,734
                                                                             -------------       -------------

    Operating income                                                             1,429,345           1,172,399
                                                                             -------------       -------------

Other income (expense):
  Interest income                                                                   28,558              17,625
  Interest expense                                                                (472,808)           (455,567)
  Other, net                                                                        42,254              35,115
                                                                             -------------       -------------

    Total other expense                                                           (401,996)           (402,827)
                                                                             -------------       -------------

    Income from continuing operations before provision for income
        taxes and discontinued operations                                        1,027,349             769,572

Provision for income taxes                                                                              20,000
                                                                             -------------       -------------

    Income from continuing operations                                            1,027,349             749,572

Discontinued operations:
  Extraordinary items - gains on debt restructuring (Note 4)                     3,794,479           7,249,018
  Gain from discontinued operations (Note 2)                                       275,936
                                                                             -------------       -------------

    Net income                                                               $   5,097,764       $   7,998,590
                                                                             -------------       -------------
                                                                             -------------       -------------

Basic earnings per share:
  Income from continuing operations                                          $         .24       $         .23
  Discontinued operations:
    Extraordinary items - gains on debt restructuring (Note 4)                         .87                2.27
    Gain from discontinued operations (Note 2)                                         .06
                                                                             -------------       -------------

    Net income per share                                                     $        1.17       $        2.50
                                                                             -------------       -------------
                                                                             -------------       -------------


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

REUTER MANUFACTURING, INC.
STATEMENTS OF OPERATIONS, CONTINUED
FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996


                                                                                   1997                1996
Diluted earnings per share:
  Income from continuing operations                                            $       .23         $       .14
  Discontinued operations:
    Extraordinary items - gains on debt restructuring (Note 4)                         .83                1.38
    Gain from discontinued operations (Note 2)                                         .06
                                                                               -----------         -----------

    Net income per share                                                       $      1.12         $      1.52
                                                                               -----------         -----------
                                                                               -----------         -----------

Weighted average shares:
  Common shares                                                                  4,342,328           3,194,862
                                                                               -----------         -----------
                                                                               -----------         -----------

  Common and common equivalent shares                                            4,548,926           5,242,275
                                                                               -----------         -----------
                                                                               -----------         -----------


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

REUTER MANUFACTURING, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                                                     ADDITIONAL                    STOCKHOLDERS'
                                                                                      PAID IN      ACCUMULATED        EQUITY
                                                         SHARES       PAR VALUE       CAPITAL        DEFICIT       (DEFINCIENCY)
Balances, December 31, 1995                             3,191,520    $  598,410   $ 13,710,596   $ (30,381,249)   $ (16,072,243)

Exercise of stock options                                  16,500         3,094          2,986                            6,080

Net income                                                                                           7,998,590        7,998,590
                                                        ---------    ----------   ------------   -------------    -------------

Balances, December 31, 1996                             3,208,020       601,504     13,713,582     (22,382,659)      (8,067,573)

Proceeds from private placement of common stock,
    net of $400,220 of private placement costs
    (Note 4)                                            1,517,333       284,500      3,867,280                        4,151,780

Payment of certain obligations in exchange for
    common stock (Note 4)                                  37,032         6,944        118,038                          124,982

Purchase of license and manufacturing rights in
    exchange for common stock (Note 10)                    11,111         2,083         47,917                           50,000


Exercise of stock options                                  90,000        16,875         21,310                           38,185

Net income                                                                                           5,097,764        5,097,764
                                                        ---------    ----------   ------------   -------------    -------------
Balances, December 31, 1997                             4,863,496    $  911,906   $ 17,768,127   $ (17,284,895)   $   1,395,138
                                                        ---------    ----------   ------------   -------------    -------------
                                                        ---------    ----------   ------------   -------------    -------------

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

REUTER MANUFACTURING, INC.
STATEMENTS OF CASH FLOWS
INCREASE (DECREASE) IN CASH
FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996


                                                                             1997           1996
Cash flows from operating activities:
  Net income                                                             $ 5,097,764    $ 7,998,590
  Adjustments to reconcile net income to net cash provided by operating activities:
    Extraordinary item - gains on debt restructuring                      (3,794,479)    (7,249,018)
    Depreciation                                                             830,743        673,776
    Amortization of intangible assets                                         62,524         48,634
    Gain on sales of assets                                                  (37,579)
    Provision for uncollectible accounts receivable                            7,254         11,740
    Provision for writedown of inventories and other assets                   81,831        175,000
    Changes in operating assets and liabilities:
      Receivables                                                            (37,306)      (602,410)
      Inventories                                                           (295,452)      (609,935)
      Other current assets                                                   (90,475)        13,647
      Accounts payable, trade                                                (71,370)       185,504
      Accrued expenses                                                       (97,172)        71,047
      Other long-term liabilities                                            (55,502)       (49,392)
                                                                         -----------    -----------

    Net cash provided by operating activities                              1,600,781        667,183
                                                                         -----------    -----------

Cash flows from investing activities:
    Redemption of investment                                                 250,000
    Additions to property, plant and equipment                              (670,378)      (274,365)
    Purchase of license and manufacturing rights                             (50,000)
    Proceeds from sale of assets                                              68,664
    Other                                                                    (25,000)
                                                                         -----------    -----------

      Net cash used in investing activities                                 (426,714)      (274,365)
                                                                         -----------    -----------

Cash flows from financing activities:
    Repayment of long-term equipment financing                            (7,739,193)      (735,488)
    Proceeds from asset-based line of credit and term obligations, bank   22,774,695     13,905,651
    Repayment of asset-based line of credit                              (20,361,280)   (13,595,129)
    Net proceeds from private placement of common stock                    4,151,780
    Proceeds from exercise of stock options                                   38,185          6,080
                                                                         -----------    -----------

      Net cash used in financing activities                               (1,135,813)      (418,886)
                                                                         -----------    -----------

Net increase (decrease) in cash                                               38,254        (26,068)


Cash, beginning of year                                                       74,980        101,048
                                                                         -----------    -----------

Cash, end of year                                                           $113,234        $74,980
                                                                         -----------    -----------
                                                                         -----------    -----------

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

REUTER MANUFACTURING, INC.
STATEMENTS OF CASH FLOWS, CONTINUED
INCREASE (DECREASE) IN CASH
FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996


                                                                             1997           1996
Supplemental disclosures of cash flow information:
  Cash paid for:
    Interest                                                              $  461,410     $  416,260
  Noncash investing and financing activities:
    Purchase of equipment in exchange for notes payable (Note 4)             619,387        446,834
    Settlement of certain obligations in exchange for common stock           124,982
    Purchase of license and manufacturing rights in exchange
        for common stock (Note 10)                                            50,000
    Purchase of equipment in exchange for accounts payable                                   47,000



       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

REUTER MANUFACTURING, INC.
NOTES TO FINANCIAL STATEMENTS


1.   SIGNIFICANT ACCOUNTING POLICIES:

     FINANCIAL STATEMENTS AND BUSINESS DESCRIPTION:

     The financial statements include, as continuing operations, the accounts of Reuter Manufacturing, Inc. and its precision manufacturing operations (the Company), and as discontinued operations, extraordinary gains on debt restructuring associated with its inactive wholly-owned subsidiary, EPR, Inc. (Eden Prairie Waste Processing Facility) (Note 2) and gains from discontinued operations associated with its previously deconsolidated subsidiary, Reuter Recycling of Florida (Note 2).

     The Company is principally engaged in the business of contract manufacturing of precision machined products and assemblies. The Company manufactures, among other items, close tolerance bearing-related assemblies for the medical device industry, oil centrifuges and rotary vane actuators.

     ACCOUNTS RECEIVABLE:

     A significant portion of the Company's accounts receivable is due primarily from one customer (see Note 8). The Company performs ongoing credit evaluations of its customers and generally does not require collateral for the outstanding receivable balances.

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

     REVENUE RECOGNITION:

     The Company recognizes sales of precision manufacturing products when these products are shipped.

REUTER MANUFACTURING, INC.
NOTES TO FINANCIAL STATEMENTS, CONTINUED

1.   SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:


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

     INTANGIBLE ASSETS:

     Intangible assets comprised of purchased intangibles acquired with the acquisition of Sollami product line include patents, noncompete agreements and goodwill. Those assets are being amortized using the straight-line method over their estimated lives of seven to fifteen years. In addition, intangible assets include the purchase of licensing and manufacturing rights from Hill Bioscience, Inc., which are being amortized using the straight-line method over three years. The Company periodically evaluates the recoverability of unamortized intangible assets through measurement of future estimated undiscounted operating cash flows.

     EARNINGS PER SHARE:

     Effective December 31, 1997, the Company adopted SFAS No. 128, "Earnings Per Share," and has disclosed basic and diluted earnings per share for all periods presented in accordance with this standard. A dilutive effect on earnings results from the assumed exercise of stock options outstanding under the Company's Stock Option Plans, the contingent stock purchase warrant granted to the underwriter in 1997 (Note 5) and the contingent stock purchase warrant granted to Sanwa in 1996, which was subsequently terminated in 1997, in connection with the private placement of the Company's common stock (Note 4).

     STOCK-BASED COMPENSATION:

     The Company has elected to account for stock-based compensation using the intrinsic value method. The Company accounts for stock-based compensation to nonemployees using the fair value method prescribed by SFAS No. 123. Accordingly, compensation costs for stock options granted to employees is measured as the excess, if any, of the value of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. Compensation costs for stock options granted to nonemployees is measured as the excess of the fair value of the option over the amount the holder must pay to acquire the stock. Compensation costs for stock options granted to employees, if any, are amortized on a straight-line basis over the underlying option vesting terms, whereas compensation costs for stock options granted to nonemployees, if any, are recognized when the goods or services are provided by the nonemployee.

REUTER MANUFACTURING, INC.
NOTES TO FINANCIAL STATEMENTS, CONTINUED

1.   SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

     USE OF ESTIMATES:

     The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant areas which require the use of management's estimates relate to allowances for doubtful accounts receivable, sales returns, inventory obsolescence and deferred tax assets, and reserves for environmental matters. Actual results could differ from those estimates.

     RECLASSIFICATIONS:

     Certain reclassifications have been made to the statement of operations for the year ended December 31, 1996, to conform to the 1997 presentations. These reclassifications had no impact on previously reported operating income or net income.

     BUSINESS SEGMENTS:

     Effective at year end 1998, the Company will adopt SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." The Company is reviewing the requirements of this statement. This statement does not impact the basic consolidated financial statements; it affects only the presentation of segment information in the Notes to Financial Statements.


     2.   DISCONTINUED OPERATIONS:

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

     The net proceeds of $3,768,809 from the sale were used to repay a portion of the debt underlying the EPR, Inc. facility. The Company retained all liabilities of EPR, Inc., including the balance of the loan and accrued interest underlying the facility which was guaranteed by the Company. On January 24, 1996, and April 18, 1997, the Company entered into agreements to restructure its guarantee of the debt obligation underlying the EPR facility (see Note 4).

REUTER MANUFACTURING, INC.
NOTES TO FINANCIAL STATEMENTS, CONTINUED


2.   DISCONTINUED OPERATIONS, CONTINUED:

     During the fourth quarter of 1997, the Company received proceeds of $275,936 from the release of funds that were held in an escrow account related to the Company's previously deconsolidated subsidiary, Reuter Recycling of Florida, Inc. (RRF), which was sold on October 25, 1995. The funds were previously placed in escrow to fund any future liability related to this deconsolidated subsidiary. Under the agreement, the remaining funds were distributed equally between the lender to RRF and the Company after the completion of a two-year period ended October 26, 1997.

3.   SELECTED BALANCE SHEET INFORMATION AS OF DECEMBER 31, 1997 AND 1996:


     INVENTORIES:


                                                       1997           1996
       Raw materials and supplies                    $736,312        $417,579
       Work-in-process                              1,243,349       1,348,461
                                                 ------------    ------------

                                                   $1,979,661      $1,766,040
                                                 ------------    ------------
                                                 ------------    ------------

     PROPERTY, PLANT AND EQUIPMENT, NET:

                                                      1997            1996
       Land and related improvements                 $206,995        $206,995
       Buildings                                    3,366,494       3,119,442
       Machinery and equipment                      9,374,973       8,633,835
                                                 ------------    ------------

                                                   12,948,462      11,960,272
       Less accumulated depreciation                8,323,784       7,783,531
                                                 ------------    ------------

                                                 $  4,624,678    $  4,176,741
                                                 ------------    ------------
                                                 ------------    ------------

REUTER MANUFACTURING, INC.
NOTES TO FINANCIAL STATEMENTS, CONTINUED


3.   SELECTED BALANCE SHEET INFORMATION AS OF DECEMBER 31, 1997 AND 1996,
     CONTINUED:

     INTANGIBLE ASSETS, NET:

                                                       1997            1996
       Patents                                       $300,000        $300,000
       Noncompete agreements                          100,000         100,000
       Goodwill                                        95,000          95,000
       Licensing and manufacturing rights             100,000
                                                     --------        --------

                                                      595,000         495,000
       Less accumulated amortization                  159,793          97,269
                                                     --------        --------

                                                     $435,207        $397,731
                                                     --------        --------
                                                     --------        --------

     ACCRUED EXPENSES:

                                                       1997            1996

       Interest                                      $ 42,131        $ 69,373
       Payroll, benefits and related taxes            325,740         388,372
       Legal and accounting                           115,000         150,000
       Accrued retirement                              55,502          55,657
       Other                                          156,638         128,781
                                                     --------        --------

                                                     $695,011        $792,183
                                                     --------        --------
                                                     --------        --------


REUTER MANUFACTURING, INC.
NOTES TO FINANCIAL STATEMENTS, CONTINUED

4.   FINANCING ARRANGEMENTS:

     Financing arrangements at December 31, 1997 and 1996, consisted of the following:



                                                                                   1997                1996
     Asset-based line of credit, payable to bank, which bears interest at the bank's reference rate (reference rate was 8.5% at
          December 31, 1997) plus 1.35%, however, certain
          asset-based line of credit advances to the Company may
          accrue interest at the reference rate plus 2.25% to 2.5%.
          Approximately $1.7 million of present borrowings under the asset-based line of credit provide for monthly payments of
          $28,333, starting on March 1, 1998, plus accrued interest
          and a final payment of any unpaid principal and accrued
          interest on March 1, 2003.  Funds available to the
          Company pursuant to the terms of the asset-based line of
          credit are dependent upon the level of eligible accounts
          receivable, inventories and plant and equipment, as
          defined.  As of December 31, 1996, funds borrowed under
          the CIT asset-based line of credit accrued interest at 12%.           $ 2,643,512         $ 2,900,097

     Term Note, payable to bank, which bears interest at the bank's reference rate, plus 1.35%, however, the Company may
          make a one-time election to have interest accrue on this
          note at a rate which approximates the yield on U.S.
          Treasury securities, as defined, plus 3.0%.  The note
          provides for monthly payments of $13,333 plus accrued
          interest and a final payment of any unpaid principal and
          accrued interest on December 1, 2002.  This note is
          collateralized by a first mortgage on the Company's
          manufacturing facility and substantially all of the Company's assets, except for certain equipment purchased with notes
          payable.  As of December 31, 1996, funds borrowed under
          the Sanwa Senior Note accrued interest at 8%.                           2,400,000 (a)       3,217,600 (b)

     Term Note, payable to bank, which bears interest at the bank's reference rate, plus 1.35%.  The bank's reference rate was
          8.5% at December 31, 1997.  The note provides for
          monthly payments of $4,500 plus accrued interest and a
          final payment of any unpaid principal and accrued interest on December 1, 2002.  This note is collateralized by
          substantially all of the Company's assets, except for
          certain equipment purchased with notes payable.                           270,000 (a)

     Sanwa Junior Note, Income-Sharing Agreement and
          Management Standstill Agreements, which were settled in
          connection with the Company's private placement of its
          common stock during April 1997.                                                             7,789,877 (b)

REUTER MANUFACTURING, INC.
NOTES TO FINANCIAL STATEMENTS, CONTINUED

4.   FINANCING ARRANGEMENTS, CONTINUED:

                                                                              1997           1996
     Notes payable in monthly principal and interest installments, with interest ranging from 4.9% to 11.8%.  Notes mature
          from January 1998 to January 2002, and are collateralized
          by equipment with an aggregate carrying value of
          approximately $1.1 million at December 31, 1997.                 $  962,529     $   746,747

     Other obligations                                                                        247,572
                                                                           -----------    -----------

     Total debt                                                              6,276,041     14,901,893

     Less asset-based line of credit and term obligations, bank              5,313,512      2,900,097

     Less current maturities of long-term equipment financing                  222,022      4,312,071
                                                                           -----------    -----------

     Long-term equipment financing, less current maturities                $   740,507    $ 7,689,725
                                                                           -----------    -----------
                                                                           -----------    -----------


     (a) Although the term notes have scheduled repayment dates, the term notes may be due upon demand in the event U.S. Bank National Association requires demand repayment on the asset-based line of credit. Accordingly, these notes have been classified as current obligations in the December 31, 1997 balance sheet.

     (b) The Senior and Junior Notes Payable (the Notes) balances as of December 31, 1996, included total future interest payments of $512,600 and $234,960, respectively.

     On January 24, 1996, the Company and Sanwa Business Credit Corporation (Sanwa) entered into a Loan and Security Agreement to restructure its guarantee of the debt obligation underlying the Eden Prairie Facility, which included the following agreements: a Senior Subordinated Secured Promissory (Senior) Note in the amount of $2,780,000; a Junior Subordinated Secured Promissory (Junior) Note in the amount of $1,000,000; a Mortgage, Assignment of Leases and Rents, Security Agreement and Financing Statement; a Patent Security Agreement; an Income-Sharing Agreement; and a Common Stock Warrant Agreement (collectively, the Loan Documents). The Senior Note bore interest at the rate of 8% annually. The note provided for 12 consecutive quarterly payments of $75,000 plus accrued interest and a final payment of any unpaid principal and accrued interest on December 31, 1999. As described below, this note was retired in December 1997. The Junior Note also bore interest at the rate of 8% annually. The note provided for quarterly payments of principal and interest, to the extent that the Company generated cash flow after payment of certain indebtedness and capital expenditures, and a final payment of any unpaid principal and accrued interest on December 31, 1999. As described below, this note was retired in April 1997. Under the Income-Sharing Agreement, the Company was required to make payments to Sanwa in an amount equal to 40% of the Company's quarterly income before taxes (prior to a change in control), less cash interest payments made by the Company under the Senior Note. As described below, this obligation was also retired in April 1997.

REUTER MANUFACTURING, INC.
NOTES TO FINANCIAL STATEMENTS, CONTINUED


4.   FINANCING ARRANGEMENTS, CONTINUED:

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

     In addition, the Company and Sanwa entered into separate Standstill Agreements with the Company's CEO and its Chairman who, under the Standstill Agreements, agreed not to, directly or indirectly, acquire, dispose of, or exercise any option or other right to acquire any capital stock or option of the Company. As a result of the Sanwa Standstill Agreements, the Company entered into an agreement (the Management Standstill Agreement) with the Company's Chief Executive Officer (CEO) and the Chairman of the Board of Directors (Chairman) whereby, under a predetermined formula, these two individuals could earn up to an aggregate $600,000 based on increases in the market value of shares they hold, that they were unable to trade based on the provisions of the Sanwa Standstill Agreement. In addition, these individuals were to be paid an aggregate $100,000 as a result of the Sanwa Standstill Agreements.

     The Company also granted Sanwa a contingent stock purchase warrant to purchase up to 3,178,780 shares of common stock of the Company for an aggregate purchase price of $10 (ten dollars).

     On April 18, 1997, the Company completed a private placement of 1,517,333 shares of the Company's common stock at $3.00 per share, raising gross proceeds of $4,552,000. Proceeds of $3,750,000 from the private placement were used to retire the Junior Note and the Income-Sharing Agreement with Sanwa. The balance of the proceeds were used to pay expenses of the private placement and the remaining proceeds were applied to general Company operating requirements. The two debt instruments, including associated future interest at 8%, had an aggregate carrying value of $6,922,288 at April 18, 1997. In connection with the retirement of the Sanwa debt, the warrant previously issued to Sanwa for 3,178,780 shares of common stock was terminated and the Management Standstill Agreements with the CEO and Chairman of the Company were settled for $102,479 cash and 37,032 shares of the Company's common stock with a fair value of $124,982 on the settlement date.

     As a result of the transactions described above, the Company recognized an extraordinary item - gain on debt restructuring of approximately
     $3.4 million in the second quarter of 1997. There was no income tax effect related to the extraordinary items due to the net operating loss carryforwards available to the Company, as well as the Company's continued insolvency for tax purposes subsequent to the debt restructuring.

REUTER MANUFACTURING, INC.
NOTES TO FINANCIAL STATEMENTS, CONTINUED


4.   FINANCING ARRANGEMENTS, CONTINUED:

     In connection with the private placement, the Company granted the underwriter a five-year warrant to purchase 50,000 shares of the Company's common stock with an exercise price of $3.60 per share, which expires in April 2002.

     On December 3, 1997, the Company entered into an agreement with U.S. Bank National Association (U.S. Bank), pursuant to which U.S. Bank made credit facilities of up to $8,670,000 available to the Company. The credit facilities consist of an asset-based line of credit with availability of up to $5,000,000, as defined, and three term notes of $2,400,000, $1,000,000 and $270,000, respectively. The credit facilities were used to repay the Company's previous asset-based line of credit of approximately $2,200,000 and the remaining balance of approximately $2,500,000 owed to Sanwa under the Senior Note. The remaining borrowing capacity under the credit facilities after the aforementioned pay-offs will be used for working capital and other corporate purposes. Interest on the borrowings under the
     credit facilities are generally computed at the U.S. Bank reference   rate
     plus 1.35% (reference rate was 8.5% at December 31, 1997). There were no amounts outstanding under the $1,000,000 term note at December 31, 1997. As a result of this refinancing, the Company recognized an extraordinary item - gain on debt restructuring of approximately $363,000 in the fourth quarter of 1997.

     In the event that the Company achieves certain operating results during 1998, as defined by the credit facilities, interest on amounts outstanding under the asset-based line of credit, $1,000,000 term note and $270,000 term note will accrue interest at the U.S. Bank reference rate plus 0.5%. Borrowing capacity under the asset-based line of credit was approximately $484,000 at January 22, 1998. The weighted average interest rate of asset-based line of credit borrowings was 12.00% and 12.02% for the years ended December 31, 1997 and 1996, respectively.

     The credit facilities with U.S. Bank prohibit the payment of dividends. Prior to December 3, 1997, the Company had a $4,500,000 short-term demand line of credit arrangement with an asset-based lender. This demand line of credit was collateralized by a $250,000 certificate of deposit which was invested with a financial services company and classified as a restricted investment on the Company's Balance Sheet. This asset-based line of credit was repaid with proceeds from the U.S. Bank asset-based line of credit.

     The aggregate maturities of long-term equipment financing, excluding scheduled payments of the U.S. Bank credit facilities in 1998 through 2002, ranging from $497,333 to $554,000 a year, and scheduled payments of $1,656,667 during 2003, which have been classified as current due to the demand features associated with the underlying debt agreements (see discussion in (a) of Note 4) are as follows:

               1998                                                 $ 222,022
               1999                                                   227,714
               2000                                                   212,419
               2001                                                   206,109
               2002                                                    94,265
                                                                    ---------

               Total maturities of long-term equipment financing    $ 962,529
                                                                    ---------
                                                                    ---------

REUTER MANUFACTURING, INC.
NOTES TO FINANCIAL STATEMENTS, CONTINUED


4.   FINANCING ARRANGEMENTS, CONTINUED:

     CARRYING VALUE OF FINANCIAL INSTRUMENTS:

     The carrying value of the Company's financial instruments approximates fair value at December 31, 1997.

5.   STOCKHOLDERS' EQUITY:

     The Company's Stock Option Plans (the Plans) provide for grants of stock options. The number of common shares available for grant pursuant to the Plans were 239,500 and 224,500 as of December 31, 1997 and 1996, respectively. Options become exercisable over periods of up to four years from the date of grant and expire 10 years from the date of grant.

     The following summarizes all option activity under the Plans:



                                                       OPTIONS          PRICE PER        WEIGHTED
                                                     OUTSTANDING         OPTION        AVERAGE PRICE
     Balances, December 31, 1995                       309,000       $.1875 - 7.00        $1.97

     Options cancelled                                 (97,000)      .3125 - 7.00          4.01
     Options granted                                   138,000         .42 - .72            .42
     Options exercised                                 (16,500)       .1875 - .42           .37
                                                     ----------

     Balances, December 31, 1996                       333,500        .1875 - 4.25          .81

     Options cancelled                                  (4,000)       .42 - 5.1875         2.49
     Options granted                                   114,000       3.375 - 5.1875        4.41
     Options exercised                                 (90,000)        .1875 - .50          .42
                                                     ----------

     Balances, December 31, 1997                       353,500                             2.05
                                                     ----------
                                                     ----------

     Options exercisable at December 31, 1997          265,000       .1875 - 5.1875        1.32
                                                     ----------
                                                     ----------



In April 1991, the Company granted a director an option, which expires if not exercised by 2001, to purchase up to 20,000 shares of common stock at $4.88 per share, the fair market value of common stock on the date of grant. As of December 31, 1997, all of these options are exercisable.

REUTER MANUFACTURING, INC.
NOTES TO FINANCIAL STATEMENTS, CONTINUED


5.   STOCKHOLDERS' EQUITY, CONTINUED:

     STOCK-BASED COMPENSATION:

     No compensation cost has been recognized for the Plans. Had compensation cost for the Plans been determined based on the fair value of options at the grant date for awards in 1997 and 1996, the Company's net income and net income per share would have been equal to the pro forma amounts indicated below:

                                           1997           1996
     Net income:
       As reported                      $5,097,764     $7,998,590
       Pro forma                         4,921,100      7,948,199

     Basic net income per share:
       As reported                      $     1.17     $     2.50
       Pro forma                              1.13           2.49
     Diluted net income per share:
       As reported                            1.12           1.52
       Pro forma                              1.08           1.52

     The pro forma effect on net earnings for 1997 and 1996 is not fully representative of the pro forma effect on net earnings in future years because these years do not take into consideration pro forma compensation expense related to grants made prior to 1995.

     The aggregate fair value of options granted during 1997 and 1996 was $412,260 and $50,391, respectively, for the Plans. The aggregate fair value was calculated by using the fair value of each option grant on the date of grant, utilizing the Black-Scholes option pricing model and the following key assumptions for the Plans:

                               ASSUMPTIONS          1997              1996

     Risk free interest rates                    6.2% - 6.6%          5.6%
     Volatility                                      99%              179%
     Expected lives (months)                         72                48

The Company does not anticipate paying dividends in the near future.

REUTER MANUFACTURING, INC.
NOTES TO FINANCIAL STATEMENTS, CONTINUED


5.   STOCKHOLDERS' EQUITY, CONTINUED:

     STOCK-BASED COMPENSATION, CONTINUED:

     The following table summarizes information about fixed price stock options outstanding at December 31, 1997:



                                                  OPTIONS OUTSTANDING          OPTIONS EXERCISABLE
                                             ----------------------------    ---------------------------
                                                  WEIGHTED
                           NUMBER                 AVERAGE        WEIGHTED      NUMBER          WEIGHTED
          RANGE OF       OUTSTANDING AT          REMAINING        AVERAGE    EXERCISABLE AT    AVERAGE
          EXERCISE        DECEMBER 31,       CONTRACTUAL LIFE    EXERCISE     DECEMBER 31,     EXERCISE
           PRICES           1997                 (MONTHS)         PRICE         1997            PRICE
        $.1875 - .42            87,000               89          $    .39         82,000       $     .39
         .50 - .72              94,000               74               .53         94,000             .53
        1.50 - 2.25             42,000               59              1.54         42,000            1.54
      3.375 - 4.4375           113,500               99              4.35         42,000            4.20
      4.875 - 5.1875            37,000              105              4.92         25,000            4.94



     WARRANTS:

     In April 1997, in connection with the private placement (Note 4), the Company granted the underwriter a five-year warrant to purchase 50,000 shares of the Company's common stock with an exercise price of $3.60 per share, which expires in April 2002.

     EARNINGS PER SHARE:

     The denominator used to calculate diluted earnings per share includes the dilutive impact of 171,392 stock options and 35,206 stock purchase warrants for the year ended December 31, 1997, and 258,264 stock options and 1,789,149 stock purchase warrants for the year ended December 31, 1996.

6.   INCOME TAXES:

     The following table sets forth the components of the tax-effected deferred tax assets and liabilities as of December 31, 1997 and 1996:



                                                                         1997             1996
     Net operating losses available for carryforward
          (expire 2004 to 2011)                                       $10,192,000      $10,010,000
     Restructured debt basis for books in excess of tax                                  2,500,000
     Accelerated depreciation for tax reporting purposes                 (143,000)        (162,000)
     Other future deductible temporary differences, net                   273,000          225,000
                                                                      ------------     ------------

     Net deferred tax asset before valuation allowance                 10,322,000       12,573,000

     Valuation allowance                                              (10,322,000)     (12,573,000)
                                                                      ------------     ------------

     Net deferred income taxes                                              -                -
                                                                      ------------     ------------
                                                                      ------------     ------------


REUTER MANUFACTURING, INC.
NOTES TO FINANCIAL STATEMENTS, CONTINUED


6.   INCOME TAXES, CONTINUED:

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

     Reconciliation of the income tax computed at the Federal statutory rate to the actual income tax provision is as follows:



                                                                                   1997           1996
     Provision at Federal statutory rate                                        $ 1,784,217    $ 2,799,507
     Utilization of net operating loss carryforward benefit and deduction
          of other items for tax purposes                                        (1,784,217)    (2,779,507)
                                                                                ------------   ------------
          Income tax provision                                                        -        $    20,000
                                                                                ------------   ------------
                                                                                ------------   ------------



7.   EMPLOYEE BENEFIT PLANS:

     All employees who are at least 21 years of age and have completed six months of service and have worked at least 1,000 hours are eligible to participate in the Company's 401(k) Retirement Savings Plan, and Profit Sharing Plan. The Company may make 401(k) matching contributions and profit sharing contributions at the discretion of the Board of Directors. The Company accrued 401(k) matching contributions of approximately $30,000 and $60,000 as of December 31, 1997 and 1996, respectively. The Company also accrued profit sharing contributions of $30,000 and $80,000 as of December 31, 1997 and 1996, respectively.

8.   SIGNIFICANT CUSTOMER INFORMATION:

     One of the Company's customers accounts for the majority of net sales as a percentage of sales, as follows:



                                             1997                    1996
                                   --------------------     --------------------
                                      AMOUNT        %          AMOUNT        %

       Significant customer        $ 11,363,249   63.0%     $  9,034,647   63.7%


REUTER MANUFACTURING, INC.
NOTES TO FINANCIAL STATEMENTS, CONTINUED


8.   SIGNIFICANT CUSTOMER INFORMATION, CONTINUED:

     Accounts receivable credit concentrations associated with this customer (Haemonetics Corporation) at December 31, 1997 and 1996, was $829,863 and $915,865, respectively. Inventories related to production in process according to Haemonetics specifications at December 31, 1997 and 1996, was $758,436 and $734,970, respectively.

     The Company received notification in August 1997, of a temporary reduction in scheduled shipments of one high-volume product, which constitutes a substantial portion of sales to Haemonetics. The Company was subsequently notified that the reduction in scheduled shipments to this customer will continue into 1998.

9.   ENVIRONMENTAL CONTINGENCY:

     During December 1997, in connection with the Company's new credit facilities described in Note 4, the Company was required to have an environmental inspection of its manufacturing facility. As part of conducting a Phase I and Phase II investigation of this facility, soil boring and groundwater work indicated the presence of hazardous substances and petroleum products within the soil and groundwater located beneath the site. The Company notified the applicable regulatory agency and is working with that agency to resolve these issues. However, because the results are still preliminary, the Company is not able to assess whether the Company will ultimately be held liable for the presence of these substances at the site nor the Company's exposure if it is found liable. There can be no assurance that the outcome of these matters and associated costs will not have a material adverse effect on the Company's business, financial condition, results of operations and liquidity in any future period. The Company accrued $20,000 during 1997 for the cost of Phase III of the investigation, which is scheduled to commence during the second quarter of 1998.

10.  ACQUISITION OF LICENSING AND MANUFACTURING RIGHTS FOR LABORATORY
     CENTRIFUGES

     On July 25, 1997, the Company and Hill Bioscience, Inc. (Hill) entered into a product development, licensing, manufacturing and marketing agreement (the Agreement) covering certain technology, as defined by the Agreement, related to three personal micro-centrifuges. Terms of the Agreement required the Company to pay Hill $50,000 of cash and issue to Hill $50,000 of Reuter Manufacturing, Inc. common stock (11,111 shares). In return, Hill issued the Company 10% of its outstanding common stock. The Agreement also requires the Company to loan Hill $25,000 to be repaid in five quarterly installments of $5,000, commencing in July 1998. Under the Agreement, the Company will be responsible for the development and manufacture of the various centrifuge models and Hill will be responsible for the distribution and marketing effort. The Company recorded an intangible asset of $100,000 during the third quarter of 1997, which will be amortized over a three-year period. The Company has not assigned a value to the common stock received from Hill, since Hill is privately held and the fair value is not considered to be material to the Company's financial position. The Company commenced production and shipment of various products under this agreement during the fourth quarter of 1997.

REUTER MANUFACTURING, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS




                                                                  COLUMN C
                                                   COLUMN B      ----------      COLUMN D      COLUMN E
                                                  ----------     ADDITIONS      ----------     ---------
          COLUMN A                                BALANCE AT     CHARGED TO     DEDUCTIONS      BALANCE
----------------------------------------          BEGINNING      COSTS AND         FROM          AT END
       CLASSIFICATION                             OF PERIOD       EXPENSES      ALLOWANCE      OF PERIOD
Year ended December 31, 1996:
  Inventories                                     $  105,000     $  145,000                    $  250,000
  Allowance for doubtful accounts                     15,000         11,740     $  (1,740)(1)      25,000

Year ended December 31, 1997:
  Inventories                                        250,000         81,831       (26,831)(2)     305,000
  Allowance for doubtful accounts                     25,000          7,254        (7,254)(1)      25,000




(1)  Write-off of accounts receivable.

(2)  Writedown of inventories.

                                      SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 3, 1998                        REUTER MANUFACTURING,
                                             INC.



                                             By: /s/ James W. Taylor
                                                 -------------------------------
                                                 James W. Taylor, President and
                                                 Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below on March 3, 1998 by the following persons on behalf of the Registrant and in the capacities indicated.




Signature                         Title
---------                         -----

/s/ Edward E. Strickland          Chairman of the Board and Director
-----------------------------
Edward E. Strickland

/s/James W. Taylor                President, Chief Executive Officer
-----------------------------     Chief Financial Officer and Director
James W. Taylor                   (principal executive and financial officer)

/s/ William H. Johnson            Vice President, Controller and Secretary
-----------------------------     (principal accounting officer)
William H. Johnson


/s/ Caroline C. Avey              Director
-----------------------------
Caroline C. Avey


/s/ Kenneth E. Daugherty          Director
-----------------------------
Kenneth E. Daugherty


/s/ Gary W. Laidig                Director
-----------------------------
Gary W. Laidig


/s/ Robert W. Heller              Director
-----------------------------
Robert W. Heller

                              REUTER MANUFACTURING, INC.

                            EXHIBIT INDEX TO ANNUAL REPORT
                                    ON FORM 10-KSB
                     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997


Item No.  Item                                    Method of Filing
-------   ----                                    ----------------

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

4.1       Form of the Company's Common Stock
          Certificate. . . . . . . . . . . . .    Incorporated by reference to
                                                  Exhibit 4.1 to the Company's
                                                  Annual Report on Form 10-K
                                                  for the year ended
                                                  December 31, 1990 (File No.
                                                  0-1561)

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

10.3      Summary of options granted under
          Directors Stock Option Plan. . . . .    Incorporated by reference to
                                                  Exhibit 10.4 to the Company's
                                                  Annual Report on Form 10-KSB
                                                  for the year ended December
                                                  31, 1994 (File No. 0-1561)

10.4      1991 Non-Employee Director Stock
          Option Plan. . . . . . . . . . . . .    Incorporated by reference to
                                                  Exhibit 10.4 to the Company's
                                                  Annual Report on Form 10-K
                                                  for the year ended December
                                                  31, 1993 (File No. 0-1561)

10.5      Summary of options granted under
          1991 Non-Employee Director
          Stock Option Plan. . . . . . . . . .    Incorporated by reference to
                                                  Exhibit 10.5 to the Company's
                                                  Annual Report on Form 10-K
                                                  for the year ended December
                                                  31, 1993 (File No. 0-1561)

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

10.8      1997 Non-Employee Director Stock Option
          Plan . . . . . . . . . . . . . . . .    Filed herewith electronically

10.9      Option Agreement between Edward E.
          Strickland and the Company . . . . .    Incorporated by reference to
                                                  Exhibit 10.10 to the
                                                  Company's Annual Report on
                                                  Form 10-K for the year ended
                                                  December 31, 1991 (File No.
                                                  0-1561)

10.10     Consulting Agreement with
          Edward E. Strickland . . . . . . . .    Incorporated by reference to
                                                  Exhibit 10.6 to the Company's
                                                  Annual Report on Form 10-K
                                                  for the year ended
                                                  December 31, 1990 (File No.
                                                  0-1561)

10.11     Installment Note payable by Reuter
          Recycling, Inc. to Sanwa Business
          Credit Corporation and Term Loan
          and Security Agreement between
          Reuter Recycling, Inc., the Company
          and Sanwa Business Credit Corporation,
          both dated May 6, 1988 . . . . . . .    Incorporated by reference to
                                                  Exhibit 28(a) to the
                                                  Company's Current Report on
                                                  Form 8-K dated May 6, 1988
                                                  (File No. 0-1561)

10.12     Guaranty by the Company and Debtor's
          Security and Pledge Agreement between
          the Company and Sanwa Business
          Credit Corporation, both dated
          May 6, 1988. . . . . . . . . . . . .    Incorporated by reference to
                                                  Exhibit 28(b) to the
                                                  Company's Current Report on
                                                  Form 8-K dated May 6, 1988
                                                  (File No. 0-1561)

10.13     Independent Contractor Agreement
          dated as of November 2, 1992,
          between Taylor Consultants, Inc. and
          the Company. . . . . . . . . . . . .    Incorporated by reference to
                                                  Exhibit 10.30 to the
                                                  Company's Annual Report on
                                                  Form 10-K for the year ended
                                                  December 31, 1992 (File No.
                                                  0-1561)

10.14     Loan and Security Agreement, dated
          December 31, 1995, between the
          Company and Sanwa Business Credit
          Corporation. . . . . . . . . . . . .    Incorporated by reference to
                                                  Exhibit 2.1 to  the Company's
                                                  Current Report on Form 8-K,
                                                  dated January 24, 1996 (File
                                                  No. 0-1561)

10.15     Senior Subordinated Secured Promissory
          Note, dated December 31, 1995, between
          the Company and Sanwa Business Credit
          Corporation. . . . . . . . . . . . .    Incorporated by reference to
                                                  Exhibit 2.2 to  the Company's
                                                  Current Report on Form 8-K,
                                                  dated January 24, 1996 (File
                                                  No. 0-1561)

10.16     Junior Subordinated Secured Promissory
          Note, dated December 31, 1995, between
          the Company and Sanwa Business Credit
          Corporation. . . . . . . . . . . . .    Incorporated by reference to
                                                  Exhibit 2.3 to  the Company's
                                                  Current Report on Form 8-K,
                                                  dated January 24, 1996 (File
                                                  No. 0-1561)

10.17     Mortgage, Security Agreement and
          Fixture Financing Statement, dated
          December 31, 1995, between the
          Company and Sanwa Business
          Credit Corporation . . . . . . . . .    Incorporated by reference to
                                                  Exhibit 2.4 to  the Company's
                                                  Current Report on Form 8-K,
                                                  dated January 24, 1996 (File
                                                  No. 0-1561)

10.18     Patent Security Agreement, dated
          December 31, 1995, between the
          Company and Sanwa Business
          Credit Corporation . . . . . . . . .    Incorporated by reference to
                                                  Exhibit 2.5 to  the Company's
                                                  Current Report on Form 8-K,
                                                  dated January 24, 1996 (File
                                                  No. 0-1561)

10.19     Income Sharing Agreement, dated
          December 31, 1995, between the
          Company and Sanwa Business
          Credit Corporation . . . . . . . . .    Incorporated by reference to
                                                  Exhibit 2.6 to  the Company's
                                                  Current Report on Form 8-K,
                                                  dated January 24, 1996 (File
                                                  No. 0-1561)

10.20     Intercreditor and Subordination
          Agreement, dated December 31, 1995,
          among the Company, The CIT
          Group/Credit Finance, Inc. and Sanwa
          Business Credit Corporation. . . . .    Incorporated by reference to
                                                  Exhibit 2.7 to  the Company's
                                                  Current Report on Form 8-K,
                                                  dated January 24, 1996 (File
                                                  No. 0-1561)

10.21     Common Stock Warrant Agreement,
          dated December 31, 1995, between
          the Company and Sanwa Business
          Credit Corporation . . . . . . . . .    Incorporated by reference to
                                                  Exhibit 2.8 to  the Company's
                                                  Current Report on Form 8-K,
                                                  dated January 24, 1996 (File
                                                  No. 0-1561)

10.22     Standstill Agreement, dated
          December 31, 1995, among Edward E.
          Strickland, the Company and Sanwa
          Business Credit Corporation. . . . .    Incorporated by reference to
                                                  Exhibit 2.9 to  the Company's
                                                  Current Report on Form 8-K,
                                                  dated January 24, 1996 (File
                                                  No. 0-1561)

10.23     Standstill Agreement, dated
          December 31, 1995, among James Taylor,
          the Company and Sanwa Business Credit
           Corporation . . . . . . . . . . . .    Incorporated by reference to
                                                  Exhibit 2.10 to the Company's
                                                  Current Report on Form 8-K,
                                                  dated January 24, 1996 (File
                                                  No. 0-1561)

10.24     Amendment to Loan and Security
          Agreement dated April 18, 1997,
          between the Company and Sanwa Business
          Credit Corporation . . . . . . . . .    Incorporated by reference to
                                                  Exhibit 10.1 to the Company's
                                                  Quarterly Report on Form
                                                  10-QSB, for the quarter ended
                                                  March 31, 1997 (File No.
                                                  0-1561)

10.25     Release and Termination Agreement,
          dated April 18, 1997, by Sanwa
          Business Credit Corporation for the
          benefit of the Company.. . . . . . .    Incorporated by reference to
                                                  Exhibit 10.2 to the Company's
                                                  Quarterly Report on Form
                                                  10-QSB, for the quarter ended
                                                  March 31, 1997 (File No.
                                                  0-1561)

10.26     Release and Termination Agreement,
          dated April 18, 1997, by Sanwa
          Business Credit Corporation for the
          benefit of James Taylor. . . . . . .    Incorporated by reference to
                                                  Exhibit 10.3 to the Company's
                                                  Quarterly Report on Form
                                                  10-QSB, for the quarter ended
                                                  March 31, 1997 (File No.
                                                  0-1561)

10.27     Release and Termination Agreement,
          dated April 18, 1997, by Sanwa
          Business Credit Corporation for the
          benefit of Edward E. Strickland. . .    Incorporated by reference to
                                                  Exhibit 10.4 to the Company's
                                                  Quarterly Report on Form
                                                  10-QSB, for the quarter ended
                                                  March 31, 1997 (File No.
                                                  0-1561)

10.28     Release and Termination Agreement,
          dated April 18, 1997, among Edward E.
          Strickland, James W. Taylor and the
          Company. . . . . . . . . . . . . . .    Incorporated by reference to
                                                  Exhibit 10.5 to the Company's
                                                  Quarterly Report on Form
                                                  10-QSB, for the quarter ended
                                                  March 31, 1997 (File No.
                                                  0-1561)

10.29     Financing Agreement, dated
          December 3, 1997, between Reuter
          Manufacturing, Inc. and U.S. Bank
          National Association . . . . . . . .    Incorporated by reference to
                                                  Exhibit 10.1 to the Company's
                                                  Current Report on Form 8-K,
                                                  dated December 18, 1997 (File
                                                  No. 0-1561)

10.30     Promissory Note for $270,000, dated
          December 3, 1997, between Reuter
          Manufacturing, Inc. and U.S. Bank
          National Association . . . . . . . .    Incorporated by reference to
                                                  Exhibit 10.2 to the Company's
                                                  Current Report on Form 8-K,
                                                  dated December 18, 1997 (File
                                                  No. 0-1561)

10.31     Promissory Note for $1,000,000, dated
          December 3, 1997, between Reuter
          Manufacturing, Inc. and U.S. Bank
          National Association . . . . . . . .    Incorporated by reference to
                                                  Exhibit 10.3 to the Company's
                                                  Current Report on Form 8-K,
                                                  dated December 18, 1997 (File
                                                  No. 0-1561)

10.32     Promissory Note for $2,400,000, dated
          December 3, 1997, between Reuter
          Manufacturing, Inc. and U.S. Bank
          National Association . . . . . . . .    Incorporated by reference to
                                                  Exhibit 10.4 to the Company's
                                                  Current Report on Form 8-K,
                                                  dated December 18, 1997 (File
                                                  No. 0-1561)

10.33     Security Agreement, dated December 3,
          1997, between Reuter Manufacturing,
          Inc. and U.S. Bank National
          Association. . . . . . . . . . . . .    Incorporated by reference to
                                                  Exhibit 10.5 to the Company's
                                                  Current Report on Form 8-K,
                                                  dated December 18, 1997 (File
                                                  No. 0-1561)

10.34     Mortgage, Security Agreement,
          Assignment of Leases and Rents and
          Fixture Financing Statement Security
          Agreement, dated December 3, 1997,
          between Reuter Manufacturing, Inc. and
          U.S. Bank National Association . . .    Incorporated by reference to
                                                  Exhibit 10.6 to the Company's
                                                  Current Report on Form 8-K,
                                                  dated December 18, 1997 (File
                                                  No. 0-1561)

10.35     Environmental and ADA Indemnification
          Agreement, dated December 3, 1997,
          between Reuter Manufacturing, Inc. and
          U.S. Bank National Association . . .    Incorporated by reference to
                                                  Exhibit 10.7 to the Company's
                                                  Current Report on Form 8-K,
                                                  dated December 18, 1997 (File
                                                  No. 0-1561)

10.36     Environmental Letter of Undertaking,
          dated December 3, 1997, between Reuter
          Manufacturing, Inc. and U.S. Bank
          National Association . . . . . . . .    Incorporated by reference to
                                                  Exhibit 10.8 to the Company's
                                                  Current Report on Form 8-K,
                                                  dated December 18, 1997 (File
                                                  No. 0-1561)

21.1      Subsidiaries of the Company. . . . .    Incorporated by reference to
                                                  Exhibit 21.1 to the Company's
                                                  Annual Report on Form 10-KSB,
                                                  for the year ended December
                                                  31, 1996 (File No. 0-1561)

23.1      Consent of Coopers & Lybrand L.L.P..    Filed herewith electronically

27.1      Financial Data Schedule. . . . . . .    Filed herewith electronically