Form 10QSB
period 1998-03-31
REUTER MANUFACTURING INC
filed 1998-05-15
CIK 83490

                                   UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                    FORM 10-QSB
(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                    For the quarterly period ended March 31, 1998

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
                For the transition period from ________ to ________

                           Commission File Number 0-1561

                             REUTER MANUFACTURING, INC.
               ------------------------------------------------------
               (Exact name of registrant as specified in its charter)

          Minnesota                                      41-0780999
-------------------------------                       ------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)


  410 - 11th Avenue South, Hopkins, Minnesota            55343
-----------------------------------------------        ----------
 (Address of principal executive offices)              (Zip Code)

                                 612/935-6921
        -----------------------------------------------------------------
                (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No
    ---     ---

As of May 13, 1998, there were 4,864,996 shares of the registrant's $.1875 par value Common Stock outstanding.

PART I. FINANCIAL INFORMATION.

ITEM 1. FINANCIAL STATEMENTS.

REUTER MANUFACTURING, INC.
STATEMENTS OF OPERATIONS

                                                              (Unaudited)
                                                     For the three months ended
                                                              March 31,
                                                          1998         1997
                                                     -------------  -------------
Net sales                                              $3,658,120     $5,017,425
Cost of sales                                           3,279,858      3,481,251
                                                     -------------  -------------
     GROSS PROFIT                                         378,262      1,536,174

Selling, general and administrative expenses              673,590        744,445
                                                     -------------  -------------
      OPERATING INCOME (LOSS)                            (295,328)       791,729
                                                     -------------  -------------
Other income (expense):
   Interest expense                                      (157,323)      (130,088)
   Other, net                                              13,698          1,147
                                                     -------------  -------------
      TOTAL OTHER EXPENSE, NET                           (143,625)      (128,941)
                                                     -------------  -------------

      INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES    (438,953)       662,788

Provision for income taxes                                                13,919
                                                     -------------  -------------
         NET INCOME (LOSS)                              ($438,953)      $648,869
                                                     -------------  -------------
                                                     -------------  -------------

BASIC EARNINGS (LOSS) PER SHARE:

        Net income (loss) per share                        ($0.09)         $0.20
                                                     -------------  -------------
                                                     -------------  -------------

DILUTED EARNINGS (LOSS) PER SHARE:

        Net income (loss) per share                        ($0.09)         $0.10
                                                     -------------  -------------
                                                     -------------  -------------
WEIGHTED AVERAGE SHARES:
        Common shares                                   4,863,557      3,211,931
                                                     -------------  -------------
                                                     -------------  -------------
        Common and common equivalent shares             4,863,557      6,639,880
                                                     -------------  -------------
                                                     -------------  -------------


The accompanying notes are an integral part of the financial statements.

REUTER MANUFACTURING, INC.
BALANCE SHEETS

                                                        March 31,
                                                          1998        December 31,
                                                       (Unaudited)        1997
                                                      -------------   ------------
                                ASSETS

CURRENT ASSETS:
 Cash                                                     $195,986       $113,234
 Receivables, net of allowances of $25,000
  at March 31, 1998 and December 31, 1997                2,355,653      1,894,419
 Inventories                                             1,882,835      1,979,661
 Other current assets                                      102,009         99,612
                                                      -------------   ------------
     TOTAL CURRENT ASSETS                                4,536,483      4,086,926

Property, plant and equipment, net                       4,549,637      4,624,678
Intangible assets, net                                     414,715        435,207
                                                      -------------   ------------
     TOTAL ASSETS                                       $9,500,835     $9,146,811
                                                      -------------   ------------
                                                      -------------   ------------

                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Asset-based line of credit and term obligations, bank  $5,808,888     $5,313,512
 Current maturities of long-term equipment financing       237,093        222,022
 Accounts payable, trade                                   848,262        692,125
 Accrued expenses                                          829,010        695,011
                                                      -------------   ------------
     TOTAL CURRENT LIABILITIES                           7,723,253      6,922,670

Long-term equipment financing, less current maturities     746,566        740,507
Other long-term liabilities                                 74,621         88,496

Commitments and contingencies

STOCKHOLDERS' EQUITY:
 Preferred stock, par value $.01 per share;
  authorized 2,500,000 shares; none issued
 Common stock, par value $.1875 per share;
  authorized 9,000,000 shares; issued and
  outstanding: 4,863,996 shares at March 31, 1998 and
  4,863,496 shares at December 31, 1997, respectively      911,999        911,906
 Additional paid-in capital                             17,768,244     17,768,127
 Accumulated deficit                                   (17,723,848)   (17,284,895)
                                                      -------------   ------------
     TOTAL STOCKHOLDERS' EQUITY                            956,395      1,395,138
                                                      -------------   ------------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $9,500,835     $9,146,811
                                                      -------------   ------------
                                                      -------------   ------------


The accompanying notes are an integral part of the financial statements.

REUTER MANUFACTURING, INC.
STATEMENTS OF CASH FLOWS
Increase in Cash

                                                                            (Unaudited)
                                                                 For the three months ended March 31,
-----------------------------------------------------------------------------------------------------
                                                                      1998             1997
-----------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                ($438,953)         $648,869
  Adjustments to reconcile net income (loss) to net cash
   (used in) provided by operating activities:
  Depreciation                                                       218,575           188,669
  Amortization of intangible assets                                   20,492            12,159
  Gain on sales of assets                                                                 (915)
  Provision for writedown of inventories                             (30,000)           55,000
  Changes in operating assets and liabilities:
    Receivables                                                     (461,234)         (492,010)
    Inventories                                                      126,826          (217,125)
    Other current assets                                              (2,397)          (18,796)
    Accounts payable                                                 156,137           132,971
    Accrued expenses                                                 133,999           106,167
    Other long-term liabilities                                      (13,875)          (13,915)
-----------------------------------------------------------------------------------------------------
Net cash (used in) provided by operating activities                 (290,430)          401,074
-----------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment                         (72,250)         (180,025)
  Proceeds from sale of assets                                                          12,000
-----------------------------------------------------------------------------------------------------
Net cash used in investing activities                                (72,250)         (168,025)
-----------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of long-term debt                                        (50,154)         (355,301)
  Proceeds from asset-based line of credit                         3,714,793         4,786,384
  Repayment of asset-based line of credit and term
     obligations, bank                                            (3,219,417)       (4,524,873)
  Proceeds from exercise of stock options                                210             4,645
-----------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                  445,432           (89,145)
-----------------------------------------------------------------------------------------------------

Net increase in cash                                                  82,752           143,904
Cash, beginning of year                                              113,234            74,980
-----------------------------------------------------------------------------------------------------
Cash, end of period                                                 $195,986          $218,884
-----------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------

Supplemental disclosures of cash flow information:
      Cash paid for interest                                        $151,439          $111,854

Noncash investing and financing activities:
      Purchase of equipment in exchange for notes payable             71,284


The accompanying notes are an integral part of the financial statements.

                            Reuter Manufacturing, Inc.
                          Notes to Financial Statements
                                   (Unaudited)

1.   FINANCIAL STATEMENTS:

     The unaudited financial statements of Reuter Manufacturing, Inc. (the "Company") for the three month periods ended March 31, 1998 and 1997, reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments), necessary to fairly state the financial position at March 31, 1998, and the results of operations and cash flows for the reported periods. The results of operations for any interim period are not necessarily indicative of results expected for the full year. The December 31, 1997, balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These unaudited interim financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 1997, which were included in the Company's 1997 Annual Report on Form 10-KSB.

     EARNINGS PER SHARE:

     Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share," and has disclosed basic and diluted net income (loss) per share for the quarters ended March 31, 1998 and 1997, in accordance with this standard. The Company incurred a net loss for the first quarter of 1998 and excluded common equivalent shares from the diluted earnings per share computation as their effect is anti-dilutive. If the Company generates earnings in future periods the impact of common equivalent shares may be dilutive. The Company was profitable for the first quarter of 1997, and the calculation for diluted earnings per share includes 249,169 stock options and 3,178,780 contingent stock purchase warrants. At March 31, 1998, the Company had 422,000 outstanding stock options and 50,000 stock purchase warrants which may be dilutive in future periods.

2.   SIGNIFICANT CUSTOMERS:

     Sales to the Company's two largest customers were $1,537,993 and $683,536, or 42.0% and 18.7%, respectively, of net sales for the first quarter of 1998, compared to net sales of $3,462,306 and $421,180, or 69.0% and 8.4%, respectively, of net sales for the same period in 1997. Accounts receivable concentrations associated with the Company's two largest customers represented 45.0% and 12.4%, respectively, of March 31, 1998 accounts receivable. Inventory concentrations of work in process produced to customer specifications for the Company's two largest customers at March 31, 1998, was $660,998.

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

      The poor performance in the first quarter of 1998 was due principally to decreased revenues from the Company's largest customer resulting from reductions in sales of one of their blood centrifuges, which last year at this time was being produced and shipped in large quantities. The Company expects that the customer's inventory correction on the blood centrifuge unit will result in decreased revenues for the balance of 1998, according to the latest information from the customer, who continues to order and take delivery of other items. Additionally, in recent weeks, several of the Company's other customers have reduced or pushed back their shipping requirements, although the Company has not lost any of these orders. The Company anticipates that this decrease in revenues will continue over the next six months, after which the Company believes that sales volume will increase.

RESULTS OF OPERATIONS


      The Company's net sales for the first quarter of 1998 decreased by approximately 27.1% from the same period in 1997. The Company's net sales for the three months ended March 31, 1998 were $3,658,120, compared to $5,017,425 for the same period in 1997. The decrease in net sales for the first quarter of 1998, compared to the same quarter for 1997, was due primarily to decreased sales of medical products to the Company's largest customer, which was partially offset by increased sales of industrial and propriety products. Sales from the medical, industrial, and tradename product lines were $2,232,197, $1,179,408 and $246,515, respectively, for the first quarter of 1998, as compared to $4,222,429, $661,557 and $133,439, respectively, for the same period in 1997. Sales to the Company's largest medical product customer were $1,537,993 for the first quarter of 1998, compared to $3,462,306 for the same period in 1997. The Company's largest customer accounted for 42.0% of net sales for the first quarter of 1998 and 69.0% of net sales for the same period in 1997.

      Gross profit was 10.3% in the first quarter of 1998, compared to 30.6% for the same period in 1997. The decline in gross profit for the first quarter of 1998 was primarily due to a decrease in higher margin medical product business over the same quarter in 1997. In addition, the Company was not able to obtain operational efficiencies as a result of the decrease in sales volume.

      Selling, general and administrative expenses were $673,590 or 18.4% of net sales for the first quarter of 1998, compared to $744,445 or 14.8% of net sales for the same period in 1997. The net dollar decrease in these expenses of $70,855 is due in part to a decrease in selling related expenses of approximately $11,000, primarily a reduction in advertising related expenses. In addition, administrative expenses were approximately $60,000 lower in the first quarter of 1998, compared to the same quarter of 1997, primarily due to an $86,000 decrease in benefit plan accruals resulting from the Company's lack of profitability during the first quarter of 1998, as compared to the same period in 1997, net of approximately $26,000 of increases due to increased staffing, general pay increases and administrative promotions.

      In the first quarter of 1998, the Company had an operating loss of $295,328, compared to operating income of $791,729 in the same period of 1997. The operating loss in the first quarter of 1998 was due to a reduction in sales of higher margin medical products as discussed above, along with a decrease in operational efficiencies as a result of the decreased sales volume.

      Other expenses, net increased $14,684 for the first quarter of 1998 compared to the same period in 1997. The increase resulted primarily from higher interest expense due to increased utilization of the Company's asset-based short-term financing arrangement of approximately $27,000, net of approximately $12,000 of other income.

      The Company was not profitable during the first quarter of 1998, and consequently did not record a provision for income taxes for this period. However, the Company was profitable during the first quarter of 1997, but generally does not pay regular income taxes because of the availability of its net operating loss carryforwards. The Company is, however, generally subject to alternative minimum tax under the Internal Revenue Code of 1986, as amended (the "Code"), because only 90% of the net operating loss carryforward is allowed as a deduction before arriving at the alternative minimum taxable income. Therefore, 10% of the Company's taxable income is generally subject to the flat alternative minimum tax rate of 21%. The Company recorded a provision for income taxes of $13,919 during the first quarter of 1997. This provision was reversed in a subsequent quarter during 1997, due to the Company generating additional tax deductions as a result of the timing of the deduction of certain costs associated with the Company's 1996 and 1997 Sanwa debt restructuring transactions and ultimate settlement, since such costs were deducted for tax reporting purposes in 1997.

      The effect of inflation on the Company's results has not been significant.

      The net loss for the first quarter of 1998 was $438,953 or $.09 per share (basic and diluted basis), compared to net income of $648,869 or $.20 per share ($.10 per share on a diluted basis) for the first quarter of 1997. The net loss for the first quarter of 1998 compared to the net income for the same period in 1997 was due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

      At March 31, 1998, the Company had a working capital deficit of $3,186,770, compared to a working capital deficit of $2,835,744 at December 31, 1997. The increase in the deficit is principally due to the decrease in cash flows resulting from the down turn of sales and operations, as discussed below. The current ratio was .59 at March 31, 1998 and December 31, 1997. The dollar increase in the working capital deficit is principally due to an increase in borrowings under the Company's asset-based line of credit. In December 1997, the Company entered into a new financing agreement with a new asset-based lender; the financing agreement is comprised of a revolving line of credit and three term notes (the "credit facilities"). Although the term notes have scheduled repayment dates, the term notes may be due upon demand in the event that the asset-based lender demands repayment under the asset-based line of credit. Accordingly, the Company has classified all of the amounts under the credit facilities at March 31, 1998 as a current liability.

      The Company had negative cash flows from operations of $290,618 for the quarter ended March 31, 1998, compared to positive cash flows from operations of $401,074 for the quarter ended March 31, 1997. The decrease in cash flows from operations for the first quarter of 1998 was due primarily to lower sales volumes, and a decrease in sales of higher margin medical products, while fixed overhead costs remained relatively constant. The Company's ability to meet its continuing cash flow requirements in the future is dependent on achieving adequate sales and margins from its manufacturing operations.

      The Company is currently experiencing a decrease in sales from the Company's largest customer, resulting from reductions in sales of one of their blood centrifuges, which last year at this time was being produced and shipped in large quantities. The Company expects that the customer's inventory correction on the blood centrifuge unit will result in decreased sales for the balance of 1998, according to the latest information from the customer, who continues to order and take delivery of other items. Additionally, in recent weeks, several of the Company's other customers have reduced or pushed back their shipping requirements, although the Company has not lost any of these orders. The Company anticipates that this decrease in revenues will continue over the next six months, after which the Company believes that sales volume will increase. The Company has taken corrective action to control expenses and secure additional work during this period. There can be no assurance that sales to the Company's largest customer will return to expected or previous levels. The Company's future success is dependent on its ability to secure additional work during the schedule reduction period and maintain adequate margins on sales. In addition, the Company's continuing inability to generate sufficient positive cash flows from operations would result in the Company being unable to meet debt service requirements.

      Net cash used in investing activities was $72,062 for the first quarter of 1998, compared to cash used in investing activities of $168,025 for the same period in 1997. The decrease was due primarily to a reduction in capital expenditures during the first quarter of 1998.

      Net cash provided by financing activities was $445,432 for the first quarter of 1998, compared to cash used in financing activities of $89,145 for the same period in 1997. The change in the first quarter of 1998 was primarily due to increased borrowings under the Company's asset-based line of credit to fund operating activities. The Company made principal payments of $50,154 toward financed equipment debt and also made principal repayments of $81,834 toward the term debt under the Company's asset-based line of credit for the first quarter of 1998. Although the Company was able to obtain sufficient funds under its asset-based financing arrangement to meet its operating needs during the first quarter of 1998, there can be no assurance that the Company will continue to obtain sufficient funds under its asset-based line of credit facilities in future periods. As of May 7, 1998, the Company had borrowed approximately $5,237,000 and had additional availability of approximately $144,000 under its asset-based line of credit financing arrangement.

      The Company began conducting an internal review of its computer systems in May 1997 to identify the systems that could be affected by the "Year 2000" issue. This internal review is still in progress, and the Company is developing an implementation plan to resolve the issue. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, resulting in miscalculations. The Company presently believes that, with modifications to existing software and hardware, and conversions to new software, the Year 2000 problem will not pose significant operational problems for the Company's computer systems.
The Company has set an objective to have all systems Year 2000 compliant by the first quarter of 1999, at a budgeted expense of approximately $50,000, although there is no assurance that this amount will be adequate to address the matter on a timely basis. Failure of the Company's and/or third parties' computer systems could have a material adverse impact on the operations of the Company.

      Except for the historical financial information reported above, this Form 10-QSB contains forward-looking statements that involve risk and uncertainties, including the risks associated with establishing new or improving existing relationships with customers of the Company, business development activities, anticipated financial performance, and similar matters. In addition, the Company has a high concentration of business with one major customer and reductions in scheduled shipments to this customer have been the primary reason for the loss in the first quarter of 1998. There can be no assurance that this customer will resume shipments at expected or historical levels. Because of these uncertainties, actual results could differ materially from those reflected in the forward-looking statements.

                           PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports

a) Exhibits.
   Item No.    Item                               Method of Filing
   ---------   ------                             ----------------

    27.1       Financial Data Schedule            Filed herewith electronically

(b)  Reports on Form 8-K.
     There were no reports on Form 8-K which were filed during the first quarter of 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 REUTER MANUFACTURING, INC.
                                 ----------------------------------
                                 (Registrant)



Date:     May 14, 1998           By:  /s/ Michael J. Tate
          ----------------          --------------------------------------------
                                    Michael J. Tate
                                    President, Chief Executive Officer and Chief
                                    Financial Officer (principal executive and
                                    financial officer)



Date:     May 14, 1998           By:  /s/ William H. Johnson
          ---------------           --------------------------------------------
                                    William H. Johnson
                                    Vice President, Controller and Secretary
                                    (principal accounting officer)

                           REUTER MANUFACTURING, INC.

                              EXHIBIT TO QUARTERLY
                             REPORT ON FORM 10-QSB
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998


 Item No.       Item                               Method of Filing
---------       ---------                          ----------------

  27.1          Financial Data Schedule            Filed herewith electronically