Form 10QSB
period 1998-06-30
REUTER MANUFACTURING INC
filed 1998-08-14
CIK 83490

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                    FORM 10-QSB
(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                        For the quarterly period ended June 30, 1998

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from  ____  to ____

                        Commission File Number 0-1561

                          REUTER MANUFACTURING, INC.
                          --------------------------
            (Exact name of registrant as specified in its charter)

          Minnesota                                  41-0780999
 ------------------------------         ------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
 incorporation or organization)

   410 - 11th Avenue South, Hopkins, Minnesota           55343
 ---------------------------------------------          ------
 (Address of principal executive offices)              (Zip Code)

                                     612/935-6921
------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X .    No.    .
    ---         ---

As of August 13, 1998, there were 4,909,996 shares of the registrant's $.1875 par value Common Stock outstanding.

PART I. FINANCIAL INFORMATION.
------------------------------

ITEM 1. FINANCIAL STATEMENTS.
-----------------------------

REUTER MANUFACTURING, INC.
STATEMENTS OF OPERATIONS

                                                         (Unaudited)                   (Unaudited)
                                                  For the three months ended      For the six months ended
                                                           June 30,                      June 30,
                                                     1998           1997           1998          1997
                                                 -----------     ----------    -----------    -----------
Net sales                                         $3,046,450     $5,713,985     $6,704,570    $10,731,410
Cost of sales                                      2,893,766      3,876,188      6,173,624      7,357,439
                                                 -----------     ----------     ----------    -----------

     GROSS PROFIT                                    152,684      1,837,797        530,946      3,373,971

Selling, general and administrative expenses         563,152        916,550      1,236,742      1,660,995
                                                 -----------     ----------     ----------    -----------
      OPERATING INCOME (LOSS)                       (410,468)       921,247       (705,796)     1,712,976
                                                 -----------     ----------     ----------    -----------

Other income (expense):
   Interest expense                                 (166,481)       (91,141)      (323,804)      (221,229)
   Other, net                                          2,196          2,858         15,894          4,005
                                                 -----------     ----------     ----------    -----------
      TOTAL OTHER EXPENSE, NET                      (164,285)       (88,283)      (307,910)      (217,224)
                                                 -----------     ----------     ----------    -----------

      INCOME (LOSS) BEFORE PROVISION FOR INCOME
        TAXES                                       (574,753)       832,964     (1,013,706)     1,495,752

Provision for income taxes                                          (17,492)                      (31,411)
                                                 -----------     ----------     ----------    -----------

         INCOME (LOSS) BEFORE EXTRAORDINARY ITEM    (574,753)       815,472     (1,013,706)     1,464,341

Extraordinary item - gain on debt restructuring                   3,431,052                     3,431,052
                                                 -----------     ----------     ----------    -----------
         NET INCOME (LOSS)                       ($  574,753)    $4,246,524    ($1,013,706)   $ 4,895,393
                                                 -----------     ----------     ----------    -----------
                                                 -----------     ----------     ----------    -----------


The accompanying notes are an integral part of the financial statements.

REUTER MANUFACTURING, INC.
STATEMENTS OF OPERATIONS
      (CONTINUED)

                                                             (Unaudited)                      (Unaudited)
                                                    For the three months ended          For the six months ended
                                                             June 30,                          June 30,
                                                       1998            1997                1998           1997
                                                    ----------       ---------           ---------      ----------

BASIC NET INCOME (LOSS) PER SHARE:
       Income (loss) per share before
       extraordinary item                              ($0.12)           $0.18              ($0.21)         $0.38

       Extraordinary item                                                 0.77                               0.89
                                                     --------           ------            --------         ------
     NET INCOME (LOSS) PER SHARE                       ($0.12)           $0.95              ($0.21)         $1.27
                                                     --------           ------            --------         ------
                                                     --------           ------            --------         ------


DILUTED NET INCOME (LOSS) PER SHARE:
       Income (loss) per share before
       extraordinary item                              ($0.12)           $0.17              ($0.21)         $0.36

       Extraordinary item                                                 0.73                               0.84
                                                     --------           ------            --------         ------
     NET INCOME (LOSS) PER SHARE                       ($0.12)           $0.90              ($0.21)         $1.20
                                                     --------           ------            --------         ------
                                                     --------           ------            --------         ------

WEIGHTED AVERAGE NUMBER OF COMMON AND
     COMMON EQUIVALENT SHARES OUTSTANDING:
        Basic                                       4,865,721        4,473,785           4,864,645      3,846,344
                                                    ---------        ---------           ---------      ---------
                                                    ---------        ---------           ---------      ---------
        Diluted                                     4,865,721        4,712,435           4,864,645      4,063,221
                                                    ---------        ---------           ---------      ---------
                                                    ---------        ---------           ---------      ---------


The accompanying notes are an integral part of the financial statements.

REUTER MANUFACTURING, INC.
BALANCE SHEETS

                                                                   June 30,
                                                                    1998       December 31,
                                                                 (Unaudited)       1997
                                                                 -----------   ------------
                             ASSETS
CURRENT ASSETS:
  Cash                                                           $  206,144     $  113,234
  Receivables, net of allowance of $25,000
    at June 30, 1998 and  December 31, 1997                       1,705,872      1,894,419
  Inventories                                                     1,607,675      1,979,661
  Other current assets                                               89,260         99,612
                                                                 ----------     ----------
     TOTAL CURRENT ASSETS                                         3,608,951      4,086,926

Property, plant and equipment, net                                4,387,427      4,624,678
Intangible assets, net                                              394,223        435,207
                                                                 ----------     ----------
     TOTAL ASSETS                                                $8,390,601     $9,146,811
                                                                 ----------     ----------
                                                                 ----------     ----------

         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Asset-based line of credit and term obligations, bank          $5,667,542     $5,313,512
  Current maturities of long-term equipment financing               239,934        222,022
  Accounts payable, trade                                           647,538        692,125
  Accrued expenses                                                  704,636        695,011
                                                                 ----------     ----------
      TOTAL CURRENT LIABILITIES                                   7,259,650      6,922,670

Long-term equipment financing, less current maturities              685,254        740,507
Other long-term liabilities                                          61,745         88,496

Commitments and contingencies

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $.01 per share;
      authorized 2,500,000 shares; none issued
  Common stock, par value $.1875 per share;
      authorized 9,000,000 shares;  issued and
      outstanding: 4,869,496 shares at June 30, 1998 and
      4,863,496 shares at December 31, 1997, respectively           913,031        911,906
  Additional paid-in capital                                     17,769,522     17,768,127
  Accumulated deficit                                           (18,298,601)   (17,284,895)
                                                                 ----------     ----------
     TOTAL STOCKHOLDERS' EQUITY                                     383,952      1,395,138
                                                                 ----------     ----------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $8,390,601     $9,146,811
                                                                 ----------     ----------
                                                                 ----------     ----------


  The accompanying notes are an integral part of the financial statements.

REUTER MANUFACTURING, INC.
STATEMENTS OF CASH FLOWS

                                                                        (Unaudited)
                                                             For the six months ended June 30,
-----------------------------------------------------------------------------------------------
                                                                    1998               1997
-----------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                             ($1,013,706)        $ 4,895,393
  Adjustments to reconcile net income (loss) to net cash
   (used in) provided by operating activities:
  Extraordinary item - gain on debt restructuring                                    (3,431,052)
  Depreciation                                                      420,500             397,652
  Amortization of intangible assets                                  40,984              24,318
  Gain on sales of assets                                                                (2,415)
  Provision for uncollectible accounts receivable                                         5,000
  Provision for writedown of inventories                            (40,000)            155,000
  Changes in operating assets and liabilities:
    Receivables                                                     188,547            (380,851)
    Inventories                                                     411,986            (378,263)
    Other current assets                                             10,352               8,114
    Accounts payable, trade                                         (44,587)            192,946
    Accrued expenses                                                  9,625             185,277
    Other long-term liabilities                                     (26,751)            (27,829)
-----------------------------------------------------------------------------------------------
Net cash (used in) provided by operating activities                 (43,050)          1,643,290
-----------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment                       (111,965)           (354,997)
  Proceeds from sale of assets                                                           13,500
-----------------------------------------------------------------------------------------------
Net cash used in investing activities                              (111,965)           (341,497)
-----------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of long-term equipment financing                       (108,625)         (4,526,244)
  Proceeds from asset-based line of credit                        7,286,102          10,133,104
  Repayment of asset-based line of credit and term
    obligations, bank                                            (6,932,072)        (10,358,974)
  Net proceeds from Private Placement of common stock                                 4,151,780
  Proceeds from exercise of stock options                             2,520              19,570
-----------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                 247,925            (580,764)
-----------------------------------------------------------------------------------------------
Net increase in cash                                                 92,910             721,029
Cash, beginning of year                                             113,234              74,980
-----------------------------------------------------------------------------------------------
Cash, end of period                                              $  206,144         $   796,009
-----------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------

Supplemental disclosures of cash flow information:
      Cash paid for interest                                       $313,394         $   222,570

Noncash investing and financing activities:
      Purchase of equipment in exchange for notes payable            71,284             448,296
      Settlement of debt obligation in exchange for common stock                        124,982



The accompanying notes are an integral part of the financial statements.

                              Reuter Manufacturing, Inc.
                            Notes to Financial Statements
                                     (Unaudited)

1.   FINANCIAL STATEMENTS:

     The unaudited financial statements of Reuter Manufacturing, Inc. (the "Company") for the three and six month periods ended June 30, 1998 and 1997, reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments), necessary to fairly state the financial position at June 30, 1998, and the results of operations and cash flows for the reported periods. The results of operations for any interim period are not necessarily indicative of results expected for the full year. The December 31, 1997, balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These unaudited interim financial statements should be read in conjunction with the financial statements and related notes for the year ended December 31, 1997, which were included in the Company's 1997 Annual Report on Form 10-KSB.

     EARNINGS PER SHARE:

     Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share," and has disclosed basic and diluted net income (loss) per share for the quarters ended June 30, 1998 and 1997, in accordance with this standard. The Company incurred a net loss for the three and six months ended June 30, 1998, and excluded common equivalent shares from the diluted earnings per share computation as their effect is anti-dilutive. If the Company generates income from operations in future periods the impact of common equivalent shares may be dilutive. The Company generated income from operations for the three and six months ended June 30, 1997, and the calculation for diluted earnings per share included 238,650 and 216,877, respectively, of stock options. At June 30, 1998, the Company had 439,000 stock options and 50,000 stock purchase warrants outstanding, which may be dilutive in future periods.

2.   SIGNIFICANT CUSTOMERS:

     Sales to the Company's two largest customers were $1,651,434 or 54.2% of net sales for the second quarter of 1998, compared to net sales of $4,540,555 or 79.5% of net sales for the comparable period in 1997. Sales to the Company's two largest customers were $3,831,479 or 57.1% of net sales and $8,424,041 or 78.5% of net sales for the six months ended June 30, 1998 and 1997, respectively. Accounts receivable concentrations associated with the Company's two largest customers represented 39.8% and 3.3%, respectively, of June 30, 1998 accounts receivable. Inventory concentrations of work in process produced to customer specifications for the Company's two largest customers at June 30, 1998, was $542,417.

3.   ASSET-BASED LINE OF CREDIT AMENDMENT:

     Due to the deterioration in the Company's financial performance, on June 18, 1998, the Company signed an amendment to its lending agreement (the "agreement") with U.S. Bancorp (the "Bank"), which increased the interest rate on all borrowings by .90%. Effective June 1, 1998, interest now accrues on the unpaid balance of the notes and revolving line of credit at the Bank's Reference Rate plus 2.25%. The interest accrues on any outstanding over-advances, as defined by the agreement, at the Bank's Reference Rate plus 3.4%. All other terms and conditions of the agreement remained the same. On June 30, 1998, the Company had borrowed $275,000 subject to the over advance rate. As of August 13, 1998, the Company had borrowed approximately $5,400,000 and had additional availability of approximately $300,000 under the agreement.

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

      The Company's poor performance in the three and six months ended June 30, 1998, was due principally to decreased revenues from the Company's largest customer resulting from reductions in sales of one of their blood centrifuges, which, in the prior year was being produced and shipped in large quantities. Based on information from this customer, the Company expects that the customer's inventory correction on the blood centrifuge unit will continue to result in decreased revenues from the customer for the remainder of 1998, and probably will continue sometime into the first quarter of 1999. This customer continues to order and take delivery of other items. The level of sales the Company experienced during the first six months of the year is expected to remain relatively consistent for the remainder of 1998, due to the continuing softness in medical product volume and a several month delay in the introduction of a new product by a large engine customer. The Company's strong efforts to attract industrial and cryogenic product volume may result in some improvement toward the end of 1998. Due to the slow volume and its impact on cash, the Company is exploring additional cash conservation and generation actions. The Company has taken corrective action to deal with the decreased sales volume, including a layoff of approximately 25% of its work force, expense monitoring, negotiations with the Company's largest vendors, and other cost saving measures. The Company is also aggressively pursuing additional customers and new business to help offset the reduction in the sales volume.

RESULTS OF OPERATIONS


The Company's net sales for the second quarter of 1998 decreased by approximately 46.7% or $2,667,535 from the comparable period in 1997 The decrease in net sales for the second quarter of 1998, compared to the same quarter for 1997, was due primarily to decreased sales of medical products to the Company's largest customer and a slight decrease in industrial product sales, which were partially offset by increased sales of proprietary products. Sales from the medical, industrial, and tradename product lines were $2,081,966, $732,917 and $231,567, respectively, for the second quarter of 1998, compared to $4,797,674, $786,254 and $130,057, respectively, for the comparable period in 1997. The Company's net sales for the six months ended June 30, 1998, were $6,704,570, compared to $10,731,410 for the comparable period in 1997, a decrease of 37.5%. The decrease in net sales for the six month period ended June 30,

1998, compared to the same period in 1997, was due primarily to decreased sales of medical products to the Company's largest customer, which was partially offset by increased sales of industrial and proprietary products. Sales from the medical, industrial, and tradename product lines for the six month period ended June 30, 1998 were $4,314,163, $1,912,325, and $478,082, respectively, compared to $9,020,103, $1,447,812, and $263,495, respectively, for the comparable period in 1997. Sales to the Company's largest medical product customer were $1,248,211 or 41.0% of net sales, for the second quarter of 1998, compared to $4,303,038 or 75.3% of net sales, for the comparable period in 1997. The Company's largest customer accounted for $2,786,204 or 41.6% of net sales for the six month period ended June 30, 1998, compared to $7,765,344 or 72.4% of net sales for the comparable period in 1997.

      Gross profit declined to 5.0% in the second quarter of 1998, compared to 32.2% for the comparable period in 1997. Gross profit was 7.9% and 31.4% for the six month periods ended June 30, 1998 and 1997, respectively. The decline in gross profit for the three and six month periods ended June 30, 1998, was primarily due to a significant decrease in higher margin medical product business from the comparable periods in 1997. In addition, the Company was not able to obtain operational efficiencies as a result of the significant decrease in sales volume.

      Selling, general and administrative expenses were $563,152 or 18.5% of net sales for the second quarter of 1998, compared to $916,550 or 16.0% of net sales for the comparable period in 1997. Selling, general and administrative expenses were $1,236,742 or 18.4% of net sales for the six month period ended June 30, 1998, compared to $1,660,995 or 15.5% of net sales for the comparable period in 1997. For the second quarter ended June 30, 1998, the net decrease in these expenses of approximately $353,000 is due in part to a decrease of approximately $72,000 in selling related expenses. In addition, administrative expenses were down approximately $281,000 for the second quarter of 1998, compared to the same quarter of 1997, primarily due to decreases in benefit plan expenses resulting from the Company's lack of profitability during the three months ended June 30, 1998, compared to the same period in 1997, and reductions in legal and accounting fees, which were incurred during 1997 as a result of the Company's debt restructuring. For the six months ended June 30, 1998, the net decrease in selling, general and administrative expenses of approximately $424,000 is due in part to a decrease of approximately $83,000 in selling related expenses. Administrative expenses were down approximately $340,000 for the six months ended June 30, 1998, compared to the same period in 1997, primarily due to a $267,000 decrease in benefit plan expenses resulting from the Company's lack of profitability during the six months ended June 30, 1998, compared to the same period in 1997, and reductions in legal and accounting fees, which were incurred during 1997 as a result of the Company's debt restructuring.

      In the second quarter of 1998, the Company had an operating loss of $410,468, compared to operating income of $921,247 in the comparable period of 1997. During the six months ended June 30, 1998, the Company had an operating loss of $705,796, compared to operating income of $1,712,976 in the comparable period of 1997. The operating losses in the three and six month periods ended June 30, 1998, compared to the operating income for the comparable periods in 1997, were due to a reduction in sales of higher margin medical products as discussed above, along with a decrease in operational efficiencies as a result of the decreased sales volume.

      Other expense, net, increased $76,002 for the second quarter of 1998 compared to the comparable period in 1997. For the six month period ended June 30, 1998, other expense, net, increased $90,686 from the comparable period in 1997. The increase for both the three and six month periods ended June 30, 1998, resulted primarily from higher interest expense due to interest associated with the U.S. Bancorp (f/k/a U.S. Bank National Association) agreement, which was entered into on December 3, 1997, and increased utilization of the Company's asset-based short-term financing arrangement. Interest expense increased $75,340 and $102,575, respectively, for the three and six month periods ended June 30, 1998, from the comparable periods in 1997.

      The Company was not profitable during the six months ended June 30, 1998, and consequently did not record a provision for income taxes for the three or six month periods ended June 30, 1998. However, the Company was profitable during the six months ended June 30, 1997, but generally does not pay regular income taxes because of the availability of its net operating loss carryforwards. The Company is, however, generally subject to alternative minimum tax under the Internal Revenue Code of 1986, as amended (the "Code"), because only 90% of the net operating loss carryforward is allowed as a deduction before arriving at the alternative minimum taxable income. Therefore, 10% of the Company's taxable income is generally subject to the flat alternative minimum tax rate of 21%. The Company recorded a provision for income taxes of $17,492 and $31,411 during the three and six-month periods ended June 30, 1997, respectively. This provision was reversed in a subsequent quarter during 1997, due to the Company generating additional tax deductions as a result of the timing of the deduction of certain costs associated with the Company's 1996 and 1997 Sanwa debt restructuring transactions and ultimate settlement, since such costs were deducted for tax reporting purposes in 1997.

      The effect of inflation on the Company's results has not been significant.

      The net loss for the second quarter of 1998 was $574,753 or $.12 per share (basic and diluted basis), compared to net income of $4,246,524 or $.95 per share ($.90 per share on a diluted basis) for the second quarter of 1997. The net loss for the six month period ended June 30, 1998 was $1,013,706 or $.21 per share (basic and diluted basis), compared to net income of $4,895,393 or $1.27 per share ($1.20 per share on a diluted basis), for the comparable period in 1997. The net loss for the three and six month periods ended June 30, 1998, compared to the net income for the comparable periods in 1997, was due primarily to the recognition of an extraordinary item - gain on debt restructuring of $3,431,052 or $.77 per share ($.73 per share on a diluted basis) for the three months ended June 30, 1997, and $.89 per share ($.84 per share on a diluted basis) for the six months ended June 30, 1997. The net loss for 1998 was also caused by the loss from operations for the three and six month periods ended June 30, 1998, as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

      At June 30, 1998, the Company had a working capital deficit of $3,650,699, compared to a working capital deficit of $2,835,744 at December 31, 1997. The current ratio was .50 at June 30, 1998, compared to .59 at December 31, 1997. The increase in the working capital deficit is principally due to an increase in borrowings under the Company's asset-based line of credit and term obligations, due to decreases in net sales and cash flows from operating activities during the six months ended June 30, 1998. In December 1997, the Company entered into a new financing agreement with a new asset-based lender. The financing agreement is comprised of a revolving line of credit and three term notes (the "credit facilities"). Although the term notes have scheduled repayment dates, the term notes may be due upon demand in the event that the asset-based lender demands repayment under the asset-based line of credit. Accordingly, the Company has classified all of the amounts under the credit facilities at December 31, 1997 and June 30, 1998, as a current liability. On June 18, 1998, the Company signed an amendment to its lending agreement (the "Agreement") with U.S. Bancorp (the "Bank"), which increased the interest rate on all borrowings by .90%. Effective June 1, 1998, interest now accrues on the unpaid balance of the notes and revolving line of credit at the Bank's Reference Rate plus 2.25%. The interest accrues on any outstanding over-advances, as defined by the agreement, at the Bank's Reference Rate plus 3.4%. All other terms and conditions of the Agreement remained the same.

      The Company had negative cash flows from operations of $43,050 for the six months ended June 30, 1998, compared to positive cash flows from operations of $1,643,290 for the comparable period in 1997. The negative cash flows from operations for the first six months of 1998 was due primarily to lower sales volume, and a decrease in sales of higher margin medical products, while fixed overhead costs remained relatively constant. The Company's ability to meet its continuing cash flow requirements is dependent on achieving adequate sales and margins from its operations.

      The Company is still experiencing a decrease in sales from the Company's largest customer, resulting from reductions in sales of one of their blood centrifuges, which, in the prior year, was being produced and shipped in large quantities. Based on information from this customer, the Company expects that the customer's inventory correction on the blood centrifuge unit will result in decreased sales to the customer for the remainder of 1998 and probably will continue sometime into the first quarter of 1999. This customer, continues to order and take delivery of other items. The level of sales the Company experienced during the first six months of the year is expected to remain relatively consistent for the remainder of 1998, due to the continuing softness in medical product volume and a several month delay in the introduction of a new product by a large engine customer. The Company's strong efforts to attract industrial and cryogenic product volume may result in some improvement toward the end of 1998. Due to the slow volume and its impact on cash, the Company is exploring additional cash conservation and generation actions. There can be no assurance that sales to the Company's largest customer will return to expected or previous levels. The Company's future success is dependent on its ability to obtain additional work during the schedule reduction period and maintain adequate margins on sales. In addition, the Company's continuing inability to generate sufficient positive cash flows from operations would result in the Company being unable to meet debt service requirements.

      Net cash used in investing activities was $111,965 for the six months ended June 30, 1998, compared to cash used in investing activities of $341,497 for the comparable period in 1997. The decrease was due primarily to a reduction in capital expenditures during the first six months of 1998.

      Net cash provided by financing activities was $247,925 for the six months ended June 30, 1998, compared to cash used in financing activities of $580,764 for the comparable period in 1997. The cash provided by financing activities during the six months ended June 30, 1998, was primarily due to increased borrowings under the Company's asset-based line of credit to fund operating activities. The Company made principal payments of $108,625 toward financed equipment debt for the six months ended June 30, 1998. At June 30, 1998, the Company had borrowed approximately $275,000 under its over-advance facility which accrues interest at the Bank's reference rate plus 3.4%. Although the Company was able to obtain sufficient funds under its asset-based financing arrangement to meet its operating needs during the six months ended June 30, 1998, there can be no assurance that the Company will continue to obtain sufficient funds under its asset-based line of credit facilities in future periods. As of August 13, 1998, the Company had borrowed approximately $5,400,000, including $250,000 under the over-advance facility, and had additional availability of approximately $300,000 under its asset-based line of credit financing arrangement.

      The Company began conducting an internal review of its computer systems in May 1997, to identify the systems that could be affected by the "Year 2000" issue. This internal review is still in progress, and the Company is developing an implementation plan to resolve the issue. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, resulting in miscalculations. The Company presently believes that, with modifications to existing software and hardware, and conversions to new software, the Year 2000 problem will not pose significant operational problems for the Company's computer systems.
The Company has set an objective to have all systems Year 2000 compliant by the second quarter of 1999, at a budgeted expense of approximately $50,000, although there is no assurance that this amount will be adequate to address the matter on a timely basis. Failure of the Company's and/or third parties' computer systems could have a material adverse impact on the operations of the Company.

      Except for the historical financial information reported above, this Form 10-QSB contains forward-looking statements that involve risk and uncertainties, including the risks associated with establishing new or improving existing relationships with customers of the Company, business development activities, anticipated financial performance, strong efforts to attract new business and similar matters. In addition, the Company has a high concentration of business with one major customer and reductions in scheduled shipments to this customer have been the primary reason for the losses generated for the six months ended June 30, 1998. There can be no assurance that this customer or other customers who have reduced or delayed shipments will resume shipments at expected or historical levels. Because of these uncertainties, actual results could differ materially from those reflected in the forward-looking statements.

                             PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

On April 20, 1998, the Company held its Annual Meeting of Shareholders. The following matters were voted on at the annual meeting:

(a) The following directors were elected to serve until the Annual Meeting of Shareholders to be held in 2001:

                 Director            Votes For      Votes Against
                 --------            ---------      -------------
               James W. Taylor       3,560,319          11,200
               M. Karen Gilles       3,546,750          24,769

(b) An amendment to the Company's 1991 Stock Option Plan increasing the number of shares from 500,000 to 700,000 was approved with 3,102,294 shares voting in favor, 357,051 shares voting against, 85,648 shares abstaining and 26,526 broker non-votes.

(c) The selection of PricewaterhouseCoopers, LLP as the Company's independent auditors for the year ending December 31, 1998 was ratified with 3,542,231 shares voting in favor, 11,059 shares voting against, 18,229 shares abstaining and zero broker non-votes.

Item 5.   Other Information

Pursuant to recent amendments to the proxy rules under the Securities Exchange Act of 1934, as amended, the Company's stockholders are hereby notified that the deadline for providing the Company timely notice of any stockholder proposal to be submitted outside of the Rule 14a-8 process for consideration at the Company's 1998 Annual Meeting of Stockholders is January 25, 1998.

Item 6.   Exhibits and Reports
(a) Exhibits

ITEM NO.             DESCRIPTION                        METHOD OF FILING
--------             -----------                        ----------------
 27.1          Financial Data Schedule        Filed herewith electronically.
               for the six months ended
               June 30, 1998

 27.2          Restated Financial Data        Filed herewith electronically.
               Schedule for the Years
               ended December 31, 1995,
               and 1996, and Quarters
               ended March 31, June 30
               and September 30, 1996

 27.3          Restated Financial Data        Filed herewith electronically.
               Schedule for the Quarters
               ended March 31, June 30
               and September 30, 1997

(b)  Reports on Form 8-K.
     There were no reports on Form 8-K which were filed during the second quarter of 1998.

                                      SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         REUTER MANUFACTURING, INC.
                                         --------------------------------
                                         (Registrant)




Date:   August 14, 1998       By:  /s/ Michael J. Tate
        ---------------            ----------------------------
                                   Michael J. Tate
                                   President, Chief Executive Officer and Chief
                                   Financial Officer (principal executive and
                                   financial officer)



Date:   August 14, 1998       By:  /s/ William H. Johnson
        ---------------            ----------------------------
                                   William H. Johnson
                                   Vice President, Controller and Secretary
                                   (principal accounting officer)

                             REUTER MANUFACTURING, INC.

                                EXHIBIT TO QUARTERLY
                               REPORT ON FORM 10-QSB
                    FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

   ITEM NO.               DESCRIPTION                    METHOD OF FILING
   --------               -----------                    ----------------
    27.1          Financial Data Schedule        Filed herewith electronically.
                  for the six months ended
                  June 30, 1998

    27.2          Restated Financial Data        Filed herewith electronically.
                  Schedule for the Years
                  ended December 31, 1995,
                  and 1996, and Quarters
                  ended March 31, June 30
                  and September 30, 1996

    27.3          Restated Financial Data        Filed herewith electronically.
                  Schedule for the Quarters
                  ended March 31, June 30
                  and September 30, 1997