Form 10QSB
period 1998-09-30
REUTER MANUFACTURING INC
filed 1998-11-13
CIK 83490

                                   UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                    FORM 10-QSB
(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended September 30, 1998

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from _____ to _____

                           Commission File Number 0-1561

                             REUTER MANUFACTURING, INC.
                            ---------------------------
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

                                     612/935-6921
--------------------------------------------------------------------------------
                 (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X .    No.
    ---         ---

As of November 13, 1998, there were 4,898,885 shares of the registrant's $.1875 par value Common Stock outstanding.

PART I. FINANCIAL INFORMATION.

ITEM 1. FINANCIAL STATEMENTS.

REUTER MANUFACTURING, INC.
STATEMENTS OF OPERATIONS

                                                                        (Unaudited)                  (Unaudited)
                                                                For the three months ended    For the nine months ended
                                                                        September 30,                September 30,
                                                                    1998           1997           1998           1997
                                                                -----------    -----------    -----------    -----------

Net sales                                                        $2,852,428     $3,692,689     $9,556,998    $14,424,099
Cost of sales                                                     2,666,611      3,111,560      8,840,235     10,468,999
                                                                -----------    -----------    -----------    -----------

   GROSS PROFIT                                                     185,817        581,129        716,763      3,955,100

Selling, general and administrative expenses                        454,499        659,468      1,691,241      2,320,463
Write-off of certain assets, principally intangible assets          447,327                       447,327
                                                                -----------    -----------    -----------    -----------
   OPERATING INCOME (LOSS)                                         (716,009)       (78,339)    (1,421,805)     1,634,637
                                                                -----------    -----------    -----------    -----------

Other income (expense):
  Interest expense                                                 (179,235)      (115,125)      (503,039)      (336,354)
  Other, net                                                         (2,156)        59,087         13,738         63,092
                                                                -----------    -----------    -----------    -----------
   TOTAL OTHER EXPENSE, NET                                        (181,391)       (56,038)      (489,301)      (273,262)
                                                                -----------    -----------    -----------    -----------
   INCOME (LOSS) BEFORE INCOME TAX BENEFIT
      AND EXTRAORDINARY ITEM                                       (897,400)      (134,377)    (1,911,106)     1,361,375

Income tax benefit                                                                  31,411
                                                                -----------    -----------    -----------    -----------

   INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                         (897,400)      (102,966)    (1,911,106)     1,361,375

Extraordinary item - gain on debt restructuring                                                                3,431,052
                                                                -----------    -----------    -----------    -----------
   NET INCOME (LOSS)                                              ($897,400)     ($102,966)   ($1,911,106)    $4,792,427
                                                                -----------    -----------    -----------    -----------
                                                                -----------    -----------    -----------    -----------


The accompanying notes are an integral part of the financial statements.

REUTER MANUFACTURING, INC.
STATEMENTS OF OPERATIONS
      (CONTINUED)


                                                                         (Unaudited)                 (Unaudited)
                                                                For the three months ended    For the nine months ended
                                                                        September 30,                 September 30,
                                                                    1998           1997           1998           1997
                                                                -----------    -----------    -----------    -----------
BASIC NET INCOME (LOSS) PER SHARE:
    Income (loss) per share before
    extraordinary item                                               ($0.18)        ($0.02)        ($0.39)         $0.33

    Extraordinary item - gain on debt restructuring                                                                 0.82
                                                                -----------    -----------    -----------    -----------
  BASIC NET INCOME (LOSS) PER SHARE                                  ($0.18)        ($0.02)        ($0.39)         $1.15
                                                                -----------    -----------    -----------    -----------
                                                                -----------    -----------    -----------    -----------

DILUTED NET INCOME (LOSS) PER SHARE:
    Income (loss) per share before
    extraordinary item                                               ($0.18)        ($0.02)        ($0.39)         $0.31

    Extraordinary item - gain on debt restructuring                                                                 0.78
                                                                -----------    -----------    -----------    -----------
  DILUTED NET INCOME (LOSS) PER SHARE                                ($0.18)        ($0.02)        ($0.39)         $1.09
                                                                -----------    -----------    -----------    -----------
                                                                -----------    -----------    -----------    -----------


WEIGHTED AVERAGE NUMBER OF COMMON AND
  COMMON EQUIVALENT SHARES OUTSTANDING:
    Basic                                                         4,905,539      4,823,698      4,878,426      4,175,708
                                                                -----------    -----------    -----------    -----------
                                                                -----------    -----------    -----------    -----------

    Diluted                                                       4,905,539      4,823,698      4,878,426      4,402,860
                                                                -----------    -----------    -----------    -----------
                                                                -----------    -----------    -----------    -----------



The accompanying notes are an integral part of the financial statements.

REUTER MANUFACTURING, INC.
BALANCE SHEETS


                                                                             September 30,
                                                                                  1998            December 31,
                                                                              (Unaudited)             1997
                                                                             -------------        ------------
                            ASSETS

CURRENT ASSETS:
   Cash                                                                      $      71,092        $    113,234
   Receivables, net of allowances of $25,000
      at September 30, 1998 and  December 31, 1997                               1,684,132           1,894,419
   Inventories                                                                   1,650,480           1,979,661
   Other current assets                                                             46,466              99,612
                                                                             -------------        ------------
      TOTAL CURRENT ASSETS                                                       3,452,170           4,086,926

Property, plant and equipment, net                                               4,176,180           4,624,678
Intangible assets, net                                                                                 435,207
                                                                             -------------        ------------
      TOTAL ASSETS                                                           $   7,628,350        $  9,146,811
                                                                             -------------        ------------
                                                                             -------------        ------------

      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
   Asset-based line of credit and term obligations, bank                     $   5,516,936        $  5,313,512
   Current maturities of long-term equipment financing                             243,008             222,022
   Accounts payable, trade                                                       1,050,150             692,125
   Accrued expenses                                                                647,337             695,011
                                                                             -------------        ------------
      TOTAL CURRENT LIABILITIES                                                  7,457,431           6,922,670

Long-term equipment financing, less current maturities                             623,357             740,507
Other long-term liabilities                                                         50,869              88,496

Commitments and contingencies

STOCKHOLDERS' EQUITY (DEFICIENCY):
   Preferred stock, par value $.01 per share;
      authorized 2,500,000 shares; none issued
   Common stock, par value $.1875 per share;
      authorized 9,000,000 shares;  issued and
      outstanding: 4,898,885 shares at September 30, 1998 and
      4,863,496 shares at December 31, 1997, respectively                          918,541             911,906
   Additional paid-in capital                                                   17,774,153          17,768,127
   Accumulated deficit                                                         (19,196,001)        (17,284,895)
                                                                             -------------        ------------
      TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                                     (503,307)          1,395,138
                                                                             -------------        ------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)             $   7,628,350        $  9,146,811
                                                                             -------------        ------------
                                                                             -------------        ------------


The accompanying notes are an integral part of the financial statements.

REUTER MANUFACTURING, INC.
STATEMENTS OF CASH FLOWS

                                                                                          (Unaudited)
                                                                           For the nine months ended September 30,

------------------------------------------------------------------------------------------------------------------

                                                                                  1998                1997

------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                            ($1,911,106)         $4,792,427
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
  Extraordinary item - gain on debt restructuring                                                   (3,431,052)
  Depreciation                                                                     615,744             611,081
  Amortization of intangible assets                                                 61,476              42,032
  Gain on sales of assets                                                                              (32,415)
  Write-off of certain assets, principally intangible assets                       447,327
  Provision for uncollectible accounts receivable                                                        7,254
  Provision for write-down of inventories                                           70,664             186,831
  Changes in operating assets and liabilities:
    Receivables                                                                    185,287             621,641
    Inventories                                                                    214,648            (508,733)
    Other current assets                                                            53,146             (22,455)
    Accounts payable, trade                                                        358,025             141,308
    Accrued expenses                                                               (47,674)             58,043
    Other long-term liabilities                                                    (37,627)            (41,742)
------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                            9,910           2,424,220
------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment                                      (110,758)           (665,402)
  Proceeds from sale of assets                                                                          63,500
------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                             (110,758)           (601,902)
------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of long-term equipment financing                                      (167,448)         (4,909,009)
  Proceeds from asset-based line of credit                                      10,075,059          14,016,001
  Repayment of asset-based line of credit and term obligations, bank            (9,871,635)        (15,058,743)
  Net proceeds from private placement of common stock                                                4,151,780
  Proceeds from exercise of stock options                                           22,730              21,430
------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                                 58,706          (1,778,541)
------------------------------------------------------------------------------------------------------------------

Net (decrease) increase in cash                                                    (42,142)             43,777

Cash, beginning of year                                                            113,234              74,980
------------------------------------------------------------------------------------------------------------------
Cash, end of period                                                                $71,092            $118,757
------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------


Supplemental disclosures of cash flow information:
      Cash paid for interest                                                      $494,222            $337,695

Noncash investing and financing activities:
      Purchase of equipment in exchange for notes payable                           71,284             448,296
      Settlement of debt obligation in exchange for common stock                                       124,982
      Purchase of technology and manufacturing rights in exchange
        for common stock                                                                                50,000


The accompanying notes are an integral part of the financial statements.

                              Reuter Manufacturing, Inc.
                            Notes to Financial Statements
                                     (Unaudited)

1.   FINANCIAL STATEMENTS:

     The unaudited financial statements of Reuter Manufacturing, Inc. (the "Company") for the three and nine month periods ended September 30, 1998 and 1997, reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments), necessary to fairly state the financial position at September 30, 1998, and the results of operations and cash flows for the reported periods. The results of operations for any interim period are not necessarily indicative of results expected for the full year. The December 31, 1997, balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These unaudited interim financial statements should be read in conjunction with the financial statements and related notes for the year ended December 31, 1997, which were included in the Company's 1997 Annual Report on Form 10-KSB.

     SALES AND EARNINGS DECLINE:

     The Company's net sales for the nine months ended September 30, 1998, were $9,556,998, compared to $14,424,099 for the comparable period in 1997, a decrease of 33.7%. The decrease in net sales for the nine month period ended September 30, 1998, compared to the same period in 1997, was due primarily to decreased sales of medical products to the Company's largest customer, which was partially offset by increased sales of industrial and proprietary products. Sales from the medical, industrial, and tradename product lines for the nine month period ended September 30, 1998 were $6,629,792, $2,334,486, and $592,720, respectively, compared to
     $11,680,182, $2,285,259, and $458,658, respectively, for the comparable period in 1997. The net loss for the nine month period ended September 30, 1998, was $1,911,106 compared to net income of $4,792,427 (including a gain from an extraordinary item of $3,431,052) for the comparable period in 1997.

     EARNINGS PER SHARE:

     Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share," and has disclosed basic and diluted net income (loss) per share for the quarters ended September 30, 1998 and 1997, in accordance with this standard. The Company incurred a net loss for the three and nine month periods ended September 30, 1998, and excluded common equivalent shares from the diluted earnings per share computation as their effect is anti-dilutive. If the Company generates income from operations in future periods the impact of common equivalent shares may be dilutive. The Company had a net loss for the three months ended September 30, 1998 and 1997, and for the nine months ended September 30, 1998. As a result of the net losses in those periods, common stock equivalent shares were excluded from the diluted earnings per share computation as their effect is anti-dilutive. The Company generated income from operations for the nine months ended September 30, 1997, and the calculation for diluted net income per share included 223,017 of stock options. At September 30, 1998, the Company had 398,500 stock options and 50,000 stock purchase warrants outstanding, which may be dilutive in future periods.

2.   SIGNIFICANT CUSTOMERS:

     The Company has certain significant customers which comprise a significant percentage of net sales as follows:

                                                      (Unaudited)                     (Unaudited)
                                           Net sales for the three months  Net sales for the nine months
                                                   ended September 30,           ended September 30,
                                                   1998           1997           1998           1997
                                                   ----           ----           ----           ----
     Customer A                                    58.6%          52.4%          46.7%          67.0%

     Customer B                                    15.2              -           10.3              -

     Customer C                                       -           11.9           10.9              -


     Accounts receivable concentrations associated with the Company's two largest customers represented 63.5% of September 30, 1998 accounts receivable. Inventory concentrations of work in process produced to customer specifications for the Company's two largest customers at September 30, 1998, was $500,108.

3.   ASSET-BASED LINE OF CREDIT AMENDMENT:

     The Company is in the process of amending its lending agreement (the "agreement") with U.S. Bank National Association ("U.S. Bank"). U.S. Bank has agreed to defer principal payments of approximately $46,166 per month through March 1, 1999 contingent upon the Company raising a minimum of $350,000 through an equity/debt offering and contingent upon the Company successfully negotiating with its other machine tool vendors, whom the Company has financing with, for the Company to defer making principal repayments for the same amount of time as U.S. Bank. The Company has received verbal commitments from machine tool vendors, who have agreed to the same terms as the Bank, on seven of its nine equipment notes. The aggregate machine tool vendor principal deferral is approximately $18,500 per month. The Company will be required to resume regular monthly principal payments on April 1, 1999, and make double the monthly principal payment in the amount of $92,333 beginning November 1, 1999 until the deferred principal payments are paid. The Company is also required to pay

     U.S. Bank a fee of $2,500 for each month that the Company elects to defer principal payments and to extending its lending arrangement until December 3, 2000. As of September 30, 1998, the Company had borrowed approximately $5,517,000 and had additional availability of approximately $423,000 under its line of credit facilities. There can be no assurance that the lender will continue to provide credit to the Company. If the lender demanded full payment of the credit facilities, the Company would need to obtain financing from another source. There can be no assurance that the Company would be able to obtain such financing on terms acceptable to the Company or at all.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL


     The Company is principally a contract manufacturer of precision machined products and assemblies for medical and industrial original equipment manufacturers ("OEM"). The Company manufactures on a contract basis, among other items, close tolerance bearing-related assemblies for the medical device industry. In order to differentiate itself from its competitors, the Company emphasizes its design engineering and manufacturing engineering capability and support. The Company also manufactures and sells under the Reuter name, self-powered oil centrifuges and laboratory centrifuges, which are sold by the Company's sales force to the OEM or end user, and to distributors. During the third quarter ended September 30, 1998, the Company took a one time charge to operations of $447,327, primarily related to the write-off of intangible assets associated with a line of rotary vane actuators, which product line has been discontinued. Although the Company has written-off these assets, management believes that they may be successful in selling the rotary vane actuator line. There can be no assurance that the Company will be successful in selling the line of rotary vane actuators or related intangibles.


     The Company continues to experience a decrease in sales of one of its blood centrifuge models to the Company's largest customer, which until August 1997, was being produced and shipped in large quantities to the Company's largest customer. Based on information from this customer, the Company currently expects this lower level of sales to continue into the first half of 1999. This customer continues to order and take delivery of other products manufactured by the Company. The Company expects the level of sales that it experienced during the first nine months of the year to remain relatively consistent for the remainder of 1998, due to the continuing softness of sales of its medical products and the delay until 1999 in the commencement of production of a fuel filter manifold for a large engine manufacturing customer. The Company's efforts to attract industrial and cryogenic product customers may result in some improvement in sales toward the end of 1998. Due to the lower sales and the resulting impact on cash, the Company is exploring additional cash conservation and generation strategies. The Company is also seeking to raise a minimum of $350,000 through a private placement of debentures and believes that if the minimum number of securities offered in the private placement are sold, the Company will be able to meet its cash needs until the second quarter of 1999, when management believes that sales will begin to increase. There can be no assurance that sales to the Company's largest customer will return to expected or previous levels or that sales of other products will be sufficient to achieve positive cash flow or profitability. The Company's ability to continue operations is dependent on its ability to increase sales and maintain adequate margins on sales. If the Company is unable to raise at least $350,000 in the private placement described above, increase sales from current levels and generate positive cash flows from operations, it will be unable to meet its debt service requirements and may be forced to cease operations and may need to seek protection under U.S. bankruptcy laws.

RESULTS OF OPERATIONS

     The Company's net sales for the third quarter of 1998, were $2,852,428, compared to $3,692,689 for the comparable period in 1997, a decrease of 22.7%. The decrease in net sales for the third quarter of 1998, compared to the same quarter for 1997, was due primarily to decreased sales of medical products to the Company's largest customer, a decrease in industrial product sales due to the loss of production of an automobile bushing discontinued by the customer in June 1998, and a small decrease in sales of proprietary products. Sales from the medical, industrial, and tradename product lines were $2,315,629, $422,161 and $114,638, respectively, for the third quarter of 1998, compared to $2,660,079, $837,447 and $195,163, respectively, for the comparable period in 1997. The Company's net sales for the nine months ended September 30, 1998, were $9,556,998, compared to $14,424,099 for the comparable period in 1997, a decrease of 33.7%. The decrease in net sales for the nine month period ended September 30, 1998, compared to the same period in 1997, was due primarily to decreased sales of medical products to the Company's largest customer, which was partially offset by increased sales of industrial and proprietary products. Sales from the medical, industrial, and tradename product lines for the nine month period ended September 30, 1998, were $6,629,792, $2,334,486, and $592,720, respectively, compared to $11,680,182, $2,285,259, and $458,658, respectively, for the comparable period in 1997. Sales to the Company's largest customer were $1,672,978 or 58.6% of net sales, for the third quarter of 1998, compared to $1,934,132 or 52.4% of net sales, for the comparable period in 1997. The Company's largest customer accounted for $4,459,182 or 46.7% of net sales for the nine month period ended September 30, 1998, compared to $9,668,583 or 67.0% of net sales for the comparable period in 1997.

     Gross profit as a percentage of sales declined to 6.5% in the third quarter of 1998, compared to 15.7% for the comparable period in 1997. Gross profit as a percentage of sales was 7.5% and 27.4% for the nine month periods ended September 30, 1998 and 1997, respectively. The decline in gross profit for the three and nine month periods ended September 30, 1998, was primarily due to a decrease in higher margin medical product business relative to the comparable periods in 1997. In addition, the Company lost certain operational efficiencies as a result of the significant decrease in sales volume.

     Selling, general and administrative expenses were $454,499 or 15.9% of net sales for the third quarter of 1998, compared to $659,468 or 17.9% of net sales for the comparable period in 1997. Selling, general and administrative expenses were $1,691,241 or 17.7% of net sales for the nine month period ended September 30, 1998, compared to $2,320,463 or 16.1% of net sales for the comparable period in 1997. For the third quarter ended September 30, 1998, the decrease in these expenses of $204,969 compared to the third quarter of 1997, is due in part to a decrease of approximately $68,000 in selling related expenses. In addition, administrative expenses decreased approximately $137,000 for the third quarter of 1998, compared to the third quarter of 1997, due to reductions in salaries and benefits, computer and office supplies, and in employee training/education. For the nine months ended September 30, 1998, the decrease in selling, general and administrative expenses of approximately $629,000 compared to the nine months ended September 30, 1997, is due in part to a decrease of approximately $151,000 in selling related expenses. In addition, administrative expenses decreased approximately $478,000 for the nine months ended September 30, 1998, compared to the same period in 1997, primarily due to a $255,000 decrease in benefit plan expenses resulting from the Company's lack of profitability during the nine months ended September 30, 1998, compared to the same period in 1997, reductions in legal and accounting fees, reductions in purchases of computer and office supplies, and reductions from 1997 in employee training and education.

     In the third quarter of 1998, the Company had an operating loss of $716,009, compared to an operating loss of $78,339 in the comparable period of 1997. During the nine months ended September 30, 1998, the Company had an operating loss of $1,421,805, compared to operating income of $1,634,637 in the comparable period of 1997. Included in the operating losses in the three and nine month periods ended September 30, 1998, was a write-off of approximately $313,000 of intangible assets and $58,000 of certain identifiable assets related to the Company's lack of success in producing and selling profitably, a line of rotary vane actuators. The Company made the decision in the third quarter of 1998 to discontinue the production of this line of rotary vane actuators. In addition, the Company wrote-off approximately $61,000 the remaining unamortized cost of licensing and manufacturing rights and $15,000 of certain identifiable assets related to an agreement covering the marketing and distribution rights to a line of laboratory centrifuges, which agreement was terminated on September 25, 1998. The Company has written-off these assets, although management believes it may be able to sell the line of rotary vane actuators. The operating losses in 1998, was primarily due to a reduction in sales of higher margin medical products as discussed above, along with the other factors discussed above.

     Other expense, net, increased $125,353 for the third quarter of 1998, relative to the comparable period in 1997. For the nine month period ended September 30, 1998, other expense, net, increased $216,039 from the comparable period in 1997. The increase for the three and nine month periods ended September 30, 1998, from the comparable periods in 1997, was due primarily to higher interest expense from borrowings under the credit facilities with U.S. Bank. Interest expense increased $64,110 and $166,685, respectively, for the three and nine month periods ended September 30, 1998, from the comparable periods in 1997. In addition, there were lower interest income and miscellaneous other income items during 1998 as compared to 1997.

     The Company was not profitable during the nine months ended September 30, 1998, and consequently did not record a provision for income taxes for the three or nine month periods ended September 30, 1998. However, the Company was profitable during the nine months ended September 30, 1997, but does not pay regular income taxes because of the availability of its net operating loss carryforwards. The Company is, however, generally subject to alternative minimum tax under the Internal Revenue Code of 1986, as amended (the "Code"), because only 90% of the net operating loss carryforward is allowed as a deduction before arriving at the alternative minimum taxable income. Therefore, 10% of the Company's taxable income is generally subject to the flat alternative minimum tax rate of 21%. The Company reversed its cumulative provision for income taxes of $31,411 during the third quarter ended September 30, 1997, due to the Company generating additional tax deductions as a result of the timing of the deduction of certain costs associated with the Company's 1996 and 1997 Sanwa debt restructuring transactions and ultimate settlement, since such costs were deducted for tax reporting purposes in 1997.

     The effect of inflation on the Company's results has not been significant.

     The net loss for the third quarter of 1998, was $897,400 or $.18 per share (basic and diluted basis), compared to a net loss of $102,966 or $.02 per share (basic and diluted basis) for the third quarter of 1997. The net loss for the nine month period ended September 30, 1998, was $1,911,106 or $.39 per share (basic and diluted basis), compared to net income of $4,792,427 or $1.15 per basic share ($1.09 per share on a diluted basis), for the comparable period in 1997. The net loss for the three month period ended September 30, 1998, from the comparable period in 1997, was due to the reasons discussed above. The net loss for the nine month period ended September 30, 1998, compared to the net income for the comparable period in 1997, was due primarily to the recognition of an extraordinary item - gain on debt restructuring of $3,431,052 or $.82 per basic share ($.78 per share on a diluted basis) and the reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1998, the Company had a working capital deficiency of $4,005,261, compared to a working capital deficiency of $2,835,744 at December 31, 1997. The current ratio was .46 at September 30, 1998, compared to .59 at December 31, 1997. The increase in the working capital deficiency is principally due to an increase in borrowings under the Company's asset-based line of credit and term obligations and accounts payable, due to decreases in net sales and cash flows from operating activities during the nine months ended September 30, 1998. The Company's credit facilities with U.S. Bank consist of a revolving line of credit and three term notes. Although the line of credit is not due until December 3, 2000, U.S. Bank has the right to demand payment at any time. In addition, although the term notes have scheduled repayment dates, the term notes are due upon demand in the event that U.S. Bank demands repayment under the credit facilities. Accordingly, the Company has classified all of the amounts under the credit facilities at December 31, 1997 and September 30, 1998, as current liabilities. On June 18, 1998, the Company signed an amendment to its credit facilities with U.S. Bank, which increased the interest rate on all borrowings by .90%. Effective June 1, 1998, interest started to accrue on the unpaid balance of the notes and revolving line of credit at U.S. Bank's Reference Rate plus 2.25%. The interest accrues on any outstanding over-advances, as defined by the agreement, at U.S. Bank's Reference Rate plus 3.4%. U.S. Bank has agreed to defer principal payments of approximately $46,166 per month through March 1, 1999, contingent upon the Company raising a minimum of $350,000 through an equity/debt offering and contingent upon the Company successfully negotiating with its other machine tool vendors, whom the Company has financing with, for the Company to defer making principal repayments for the same amount of time as U.S. Bank. The Company will be required to resume regular monthly principal payments on April 1, 1999, and make double the monthly principal payment of $92,333 beginning November 1, 1999, until the deferred principal payments are paid. The Company is also required to pay U.S. Bank a fee of $2,500 for each month that the Company elects to defer principal payments. There can be no assurance that the lender will continue to provide credit to the Company.
If U.S. Bank demanded full payment of the credit facilities, the Company would need to obtain financing from another source. There can be no assurance that the Company would be able to obtain such financing on terms acceptable to the Company or at all. As of September 30, 1998, the Company had borrowed approximately $5,517,000 and had additional availability of approximately $423,000 under the credit facilities.

     The Company had cash flows from operations of $9,910 for the nine months ended September 30, 1998, compared to cash flows from operations of $2,424,220 for the comparable period in 1997. The decrease in cash flows from operations for the nine months ended September 30, 1998, from the comparable period in 1997 was due primarily to lower sales volume, and a decrease in sales of higher margin medical products, while fixed overhead did not decrease in proportion to the lower sales volume. The Company's ability to meet its continuing cash flow requirements is dependent on achieving adequate sales and margins from its operations and the ability to continue borrowing under its credit facilities with U.S. Bank.

     The Company continues to experience a decrease in sales of one of its blood centrifuge models to the Company's largest customer, which until August 1997, was being produced and shipped in large quantities to the Company's largest customer. Based on information from this customer, the Company currently expects this lower level of sales to continue into the first half of 1999. This customer continues to order and take delivery of other products manufactured by the Company. The Company expects the level of sales that it experienced during the first nine months of the year to remain relatively consistent for the remainder of 1998, due to the continuing softness of sales of its medical products and the delay in the commencement of production of a fuel filter manifold for a large engine manufacturing customer until 1999. The Company's efforts to attract industrial and cryogenic product customers may result in some improvement in sales toward the end of 1998. Due to the lower sales and the resulting impact on cash, the Company is exploring additional cash conservation and generation strategies. There can be no assurance that sales to the Company's largest customer will return to expected or previous levels or that sales of other products will be sufficient to achieve positive cash flow or profitability. The Company's ability to continue operations is dependent on its ability to increase sales and maintain adequate margins on sales. In addition, if the Company's is unable to increase sales from current levels and generate positive cash flows from operations, it will be unable to meet its debt service requirements and may be forced to cease operations and may need to seek protection under U.S. bankruptcy laws.

     Net cash used in investing activities was $110,758 for the nine months ended September 30, 1998, compared to cash used in investing activities of $601,902 for the comparable period in 1997. The decrease was due primarily to a reduction in capital expenditures during the first nine months of 1998.

     Net cash provided by financing activities was $58,706 for the nine months ended September 30, 1998, compared to cash used in financing activities of $1,778,541 for the comparable period in 1997. The cash provided by financing activities during the nine months ended September 30, 1998, was primarily due to increased borrowings under the Company's asset-based line of credit to fund operating activities, partially offset by principal repayment of term debt under the credit facilities of approximately $360,000. The Company also made principal payments of $167,448 toward financed equipment debt for the nine months ended September 30, 1998. Although the Company was able to obtain sufficient funds under its asset-based financing arrangement to meet its operating needs during the nine months ended September 30, 1998, there can be no assurance that the Company will continue to obtain sufficient funds under its asset-based line of credit facilities in future periods. As of November 11, 1998, the Company had borrowed approximately $5,582,000, and had additional availability of approximately $32,000 under its asset-based line credit facilities.

     As discussed above, the Company has experienced a decrease in sales volume, an increase in operating and net losses, and an increase in its working capital deficit during the nine months ended September 30, 1998. Although management is seeking to increase sales, reduce costs, modify debt repayment terms and to raise additional funds through a equity/debt offering, there can be no assurance that management's efforts will be sufficient to allow the Company to continue operations. If these efforts are not successful, the Company could seek protection under the U.S. Bankruptcy Code. None of the financial data presented above or the related discussion has been modified to reflect the effects, if any, that would result if such protection is sought by the Company.

     The Company is in the process of amending its lending agreement (the "agreement") with U.S. Bank National Association ("U.S. Bank"). U.S. Bank has agreed to defer principal payments of approximately $46,166 per month through March 1, 1999 contingent upon the Company raising a minimum of $350,000 through an equity/debt offering and contingent upon the Company successfully negotiating with its other machine tool vendors, whom the Company has financing with, for the Company to defer making principal repayments for the same amount of time as U.S. Bank. The Company has received verbal commitments from machine tool vendors, who have agreed to the same terms as the Bank, on seven of its nine equipment notes. The aggregate machine tool vendor principal deferral is approximately $18,500 per month. The Company will be required to resume regular monthly principal payments on April 1, 1999, and make double the monthly principal payment in the amount of $92,333 beginning November 1, 1999 until the deferred principal payments are paid. The Company is also required to pay U.S. Bank a fee of $2,500 for each month that the Company elects to defer principal payments and to extending its lending arrangement until December 3, 2000. As of September 30, 1998, the Company had borrowed approximately $5,517,000 and had additional availability of approximately $423,000 under its line of credit facilities. There can be no assurance that the lender will continue to provide credit to the Company. If the lender demanded full payment of the credit facilities, the Company would need to obtain financing from another source. There can be no assurance that the Company would be able to obtain such financing on terms acceptable to the Company or at all.

YEAR 2000 ISSUES

     The Company began conducting an internal review of its information technology systems and non-information technology systems with embedded technology applications in May 1997, to identify the systems that could be affected by the "Year 2000" issue. This internal review is ongoing, and the Company is developing an implementation plan to resolve the issue. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, resulting in miscalculations. The Company presently believes that, with modifications to existing software and hardware, and conversions to new software, the Year 2000 problem will not pose significant operational problems for the Company's information technology systems. In addition, during the second quarter ended June 30, 1998, the Company began to address potential third party information system problems by sending out a Year 2000 compliance survey. The Company has also sent this survey to critical business partners to reasonably assure that they are adequately prepared. After review of responses from parties the Company considers critical, the Company will be able to determine the probability that the failure of a third party system will have an adverse effect on the Company. The Company expects to have the results of this survey summarized and implement any preventative measures by the end of 1998. The Company plans to evaluate every piece of equipment in its facilities. Equipment that is non-compliant will be brought into compliance, replaced or taken out of service. The Company's Year 2000 Committee is also concurrently developing a contingency and disaster recovery program to resolve issues that may result from failure of the Year 2000 implementation plan. As part of its Year 2000 compliance program, the Company plans to identify alternate vendor sources for vendors who do not respond to our questionnaires or who appear to not be in compliance. Although no assurance can be made, given the nature of its major customers, the Company does not expect that it will encounter significant problems with respect to customer compliance with Year 2000 issues. The Company has set an objective to have all systems Year 2000 compliant by the second quarter of 1999, at a budgeted expense of approximately $50,000, although there is no assurance that this amount will be adequate to address the matter on a timely basis. The Securities and Exchange Commission's recent guidance for Year 2000 disclosure also urges companies to describe their most likely worst case Year 2000 scenario. The Company believes that the most likely worst case scenario is that the Company will have to add additional staff and/or reassign existing staff and/or acquire additional equipment or software during the time period leading up to and immediately following December 31, 1999, in order to address Year 2000 issues that unexpectedly arise. Management believes that failure of the Company's and/or third parties' information technology systems could have a material adverse impact on the operations of the Company.

     Except for the historical financial information reported above, this Form 10-QSB contains forward-looking statements that involve risk and uncertainties, including the risks associated with establishing new or improving existing relationships with customers of the Company, business development activities, anticipated financial performance, strong efforts to attract new business and similar matters. In addition, the Company has a high concentration of business with one major customer and reductions in scheduled shipments to this customer have been the primary reason for the losses generated for the nine months ended September 30, 1998. There can be no assurance that this customer or other customers who have reduced or delayed shipments will resume shipments at expected or historical levels. Because of these uncertainties, actual results could differ materially from those reflected in the forward-looking statements.

                             PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports

(a) Exhibits


   ITEM NO.           DESCRIPTION                   METHOD OF FILING
   --------           -----------                   ----------------

     27.1     Financial Data Schedule         Filed herewith electronically.
              for the nine months ended
              September 30, 1998


(b)  Reports on Form 8-K.
     There were no reports on Form 8-K which were filed during the third quarter of 1998.

                                      SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              REUTER MANUFACTURING, INC.
                              (Registrant)




Date:     November 13, 1998        By:  /s/ Michael J. Tate
          -----------------             ----------------------------------------
                                        Michael J. Tate
                                        President, Chief Executive Officer and
                                        Chief Financial Officer (principal
                                        executive and financial officer)


Date:     November 13, 1998        By:  /s/ William H. Johnson
          -----------------             ----------------------------------------
                                        William H. Johnson
                                        Vice President, Controller and Secretary
                                        (principal accounting officer)

                             REUTER MANUFACTURING, INC.

                                EXHIBIT TO QUARTERLY
                               REPORT ON FORM 10-QSB
                 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998


   ITEM NO.           DESCRIPTION                   METHOD OF FILING
   --------           -----------                   ----------------
     27.1     Financial Data Schedule         Filed herewith electronically.
              for the nine months ended
              September 30, 1998
