Form 10KSB
period 1998-12-31
REUTER MANUFACTURING INC
filed 1999-03-25
CIK 83490

-------------------------------------------------------------------------------
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                     FORM 10-KSB


 /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year Ended December 31, 1998

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

                                 YES /X/          NO / /

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

      The Registrant's revenues for the fiscal year ended December 31, 1998 were $12,269,183.

      As of March 23, 1999, 4,898,885 shares of Common Stock of the Registrant were deemed outstanding, and the aggregate market value of the Common Stock of the Registrant (based upon the average of the closing bid and asked prices of the Common Stock at that date), excluding outstanding shares beneficially owned by directors and executive officers, was approximately $2,141,417.

                   DOCUMENTS INCORPORATED BY REFERENCE

      Part III of this Annual Report on Form 10-KSB incorporates by reference information (to the extent specific sections are referred to herein) from the Registrant's Proxy Statement for its, May 11, 1999, Annual Meeting of Shareholders (the "1999 Proxy Statement").

      Transitional Small Business Disclosure Format (Check one): YES / / NO /X/
-------------------------------------------------------------------------------

                                     PART I
FORWARD LOOKING STATEMENTS

      THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 PROVIDES A SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS. THIS REPORT MAY CONTAIN FORWARD-LOOKING STATEMENTS, INCLUDING REFERENCES TO ANTICIPATED SALES VOLUME AND HIGHER MEDICAL PRODUCT MARGINS AND ALSO RELATING TO SUCH MATTERS AS ESTABLISHING NEW OR IMPROVING EXISTING RELATIONSHIPS WITH CUSTOMERS OF THE COMPANY, OTHER BUSINESS DEVELOPMENT ACTIVITIES, ANTICIPATED FINANCIAL PERFORMANCE, BUSINESS PROSPECTS, AND SIMILAR MATTERS. SUCH FORWARD-LOOKING STATEMENTS BY THEIR NATURE INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES, AND ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THE ANTICIPATED RESULTS OR OTHER EXPECTATIONS EXPRESSED IN THE FORWARD-LOOKING STATEMENTS. IN ADDITION, THE COMPANY HAS A HIGH CONCENTRATION OF BUSINESS WITH ONE MAJOR CUSTOMER AND REDUCTIONS IN SCHEDULED SHIPMENTS TO THIS CUSTOMER WERE PRIMARILY RESPONSIBLE FOR THE LOSS FROM CONTINUING OPERATIONS DURING 1998. THERE CAN BE NO ASSURANCE THAT THIS CUSTOMER WILL RESUME SHIPMENTS TO PRIOR OR EXPECTED LEVELS IN THE FUTURE. THESE RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO, THE COMPANY'S ABILITY TO EXPAND ITS PRODUCT OFFERINGS AND TO DEVELOP ITS REPUTATION IN MANUFACTURING PRODUCTS FOR SELECT INDUSTRIES SUCH AS MEDICAL INDUSTRIES, AND THE RISKS AND UNCERTAINTIES DESCRIBED IN "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" IN THIS REPORT.

ITEM 1.     DESCRIPTION OF BUSINESS.

INTRODUCTION


          The Company is principally a contract manufacturer of precision machined components, assemblies and devices for medical and industrial original equipment manufacturers ("OEM"). The Company manufactures on a contract basis, among other items, close tolerance bearing-related assemblies for the medical device industry. In order to differentiate itself from its competitors, the Company emphasizes its design engineering and manufacturing engineering capability and support. The Company also manufactures and sells, under the Reuter-Registered Trademark- name, self-powered oil centrifuges and laboratory centrifuges, which are sold by the Company's sales force and distributor network to the OEM or end user, and to distributors.

          The Company's contract manufacturing business is concentrated in the medical device field and includes production of blood centrifuges, blood pumps, blood analyzers, thrombectomy proximal motors, organic chemical synthesizers, and valves for medical oxygen delivery. Other contract manufacturing includes gas regulators, cryogenic parts, desk top book binding equipment and miscellaneous industrial parts. Contract manufacturing accounted for approximately 89% of the Company's net sales in 1998.

          The Company also manufactures products under its own trade names, which accounted for approximately 11% of the Company's net sales in 1998. The Company's trade name manufacturing business is concentrated in two principal areas. The Company produces Envi-ro-fuge 2000-Registered Trademark-self-powered oil centrifuges for stationary and mobile internal combustion engines. The Company also sells a limited line of full flow oil filters as a complement to the oil centrifuges. The Company's other principal trade name manufacturing products are Reuter/Sollami-Registered Trademark- rotary vane actuators, hydraulic and pneumatic, which are used to impart motion in diverse industrial and special applications. The Company decided to discontinue its efforts related to the rotary vane actuator product and recorded a charge to operations of approximately $477,000 during the quarter ended September 30, 1998, primarily related to intangible assets associated with the discontinued product line. The Company also markets and sells a line of laboratory centrifuges on which sales began late in 1997.
The laboratory centrifuges are being sold through manufacturing representatives and distributor networks of the Company. The Company also began manufacturing prototype units of a desk top book binding machine in late 1998. The Company's trade name manufacturing business requires substantial design and development engineering input.

          The Company was incorporated in 1956 as a Minnesota corporation. The principal executive offices of the Company are located at 410 Eleventh Avenue South, Hopkins, Minnesota 55343. The Company's telephone number is (612) 935-6921.

PRODUCTS AND MARKETS

          CONTRACT MANUFACTURING. The Company manufactures to customer specifications, highly engineered products and sub-assemblies on a contract basis. Since early 1994, the Company has directed its emphasis toward the manufacture of assemblies for the medical device industry, such as blood centrifuges, molecular synthesizers, blood analysis equipment, and other medical products. The Company believes its engineering cooperation on prototype development with its medical and other product customers will result in future manufacturing orders and will protect the business from competitors. The Company also has expanded its business of contract manufacturing of precision devices for industrial use, such as gas pressure regulators, cryogenic pumps, desk top book binding equipment and a wide range of piece parts for industrial applications.

          The basic specifications and tolerances for the products manufactured by the Company are initially provided by the customer. The Company is involved early in design review and development to effect potential long-term cost reductions and performance improvements. Upon receipt of an initial order from a customer, the Company designs and manufactures the tooling required to produce the device to the customer's specifications and tolerances. Raw material, castings, springs, bearings and similar parts are purchased by the Company, and the parts are machined and assembled at the Company's plant.

          TRADE NAME PRODUCTS. The Company manufactures and sells products carrying the Company's trade names. The Company has developed and is manufacturing and marketing centrifuges for continuous removal of contaminants from lubricating oil in internal combustion engines and expects to add
additional products to this and related centrifuge fields.   In 1997, the
Company entered into a product development, licensing, manufacturing and marketing agreement, including certain technology for a multi-product line of personal laboratory centrifuges, and started production and sales of these items during the fourth quarter of 1997. In September 1998, the Company terminated the sales and marketing agreement for these products, and is now marketing and selling these products through its own distributor network.

STRATEGY

          The Company's objective is to become indispensable to the customer thereby ensuring that the Company will obtain subsequent production business. The Company pursues this strategy by providing engineering input throughout the development and production processes of its customers' products. This requires the Company to maintain a strong design, application, and manufacturing engineering capability and capacity. In addition, the Company generally designs, manufactures and owns the tooling required to produce its customers' products. Essentially all fixtures and prototypes are produced in the Company's tool and prototype department by highly trained and skilled toolmakers. These strategies improve the ability of the Company to create a long-term production relationship with the customer. Customers generally do not sign long-term production contracts with the Company.

     In addition to continuing to build strong customer relationships, the Company also plans to pursue the following strategies:

     - Continue to control costs and expenses commensurate with the Company's current sales levels in an effort to generate cash flows from operations.

     - Expand the Company's precision manufacturing medical device customer base and related sales.

     - Expand the Company's product offerings to include spinning devices, rotary assemblies and motion control devices.

     - Expand the market for the Company's trade name products.

     - Diversify selectively into industrial parts and components markets.

SALES AND MARKETING

          The Company sells its manufacturing services and trade name products through its own sales representatives and independent distributor networks. The Company has its own inside sales force, in addition to distributor networks, which markets and sells the Company's products. All of these individuals develop leads primarily through networking, selected advertising and trade shows.

CUSTOMERS

          The Company's customers typically manufacture and sell complete equipment in a wide range of industries including blood processing, blood analysis, pharmaceutical laboratories, medical product distributors, internal combustion engines, electronics, and cryogenics. The initial attraction of the Company to potential customers is usually the Company's demonstrated engineering support capability and its record of rapid development and delivery of high quality products. The Company's record of maintaining permanent customer relationships is strong. The Company's medical device customers sell products for general blood processing and surgical applications, blood analysis, oxygen treatment of ambulatory patients and similar applications. The Company's two largest medical customers accounted for approximately 57% and 68% of net sales in 1998 and 1997, respectively. The Company believes that a significant reduction of orders from its largest customer would have a material adverse effect on its business. During the last half of 1997 and all of 1998, reductions in scheduled shipments to the Company's largest customer were primarily responsible for the loss from continuing operations. The reduction in scheduled shipments to this customer began to come back mid-February, 1999, however, there can be no assurance that sales will return to previous or expected levels from this customer.

SUPPLIES

          The raw materials used by the Company in its manufacturing operations generally are reasonably available. The Company seeks to maintain multiple sources of the parts and materials it purchases from suppliers; however, certain significant customers limit and/or designate specific suppliers. The availability of such parts and materials could affect the Company's ability to fill customers' orders on a timely basis. Management of the Company believes that the interruption of its relationships with suppliers would not have a material adverse effect over the long-term, as parts and materials suitable for the production of the types of products the Company manufactures would be available from other suppliers.

          The Company generally manufactures products to a customer's specifications on a contract basis, and carries reasonable amounts of inventory to meet rapid delivery requirements of customers and to assure a continuous allotment of goods from suppliers. The Company generally does not provide extended payment terms to customers.

COMPETITION

          The contract manufacturing business in which the Company engages is highly competitive. Many of the competitors of the Company have greater sales volume and resources than the Company. The principal elements of competition are quality, service, delivery, price and meeting customer requirements. The Company believes that it accounts for only a small portion of aggregate national sales of the manufacturing service it provides. The Company believes, however, that its strong engineering capability gives it a competitive advantage. Approximately 12% of the Company's employees are engineers.

RESEARCH AND DEVELOPMENT

          The Company conducts research and development activities primarily related to prototype development of customers' products and products sold under its trade names. The Company provides engineering services to support its customers in the development of new products including, enhancements to current products.

BACKLOG

          The Company makes product forecasts for future delivery based upon frequently updated information from customers; such forecasts are then adjusted or replaced by actual purchase orders or production releases. On March 23, 1999, the Company's backlog of orders and releases was approximately $3.7 million, compared to approximately $6.8 million on March 23, 1998. Management expects that the backlog will be filled during the current year, and that additional orders will be received during the current year. The Company's backlog tends to fluctuate as a consequence of large orders or releases being placed by customers who schedule delivery of the product over future months. The usual time period between receipt of an order and the first delivery of the product by the Company is 2 to 6 months. The delivery period for subsequent orders generally is shorter than the period for the initial order. The Company believes its backlog is firm; however the Company's customers do not sign production contracts and the customers can reduce, reschedule, or cancel orders without contractual penalty.

EMPLOYEES

          As of December 31, 1998, the Company had 112 employees, which includes 110 full time employees and 2 part time employees.

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

      The Company owns sufficient manufacturing equipment to generally enable it to meet its sales requirements. This equipment includes horizontal and vertical milling machines, grinders, lathes, chucking machines, drilling machines, sawing equipment, testing and inspection equipment, clean room facilities, and other close tolerance CNC machines. The production machines are computer controlled, which ensures that operations are repeatable.

ITEM 3.     LEGAL PROCEEDINGS.

          During December 1997, in connection with obtaining new credit facilities, the Company undertook an environmental inspection of its manufacturing facility. As part of conducting a Phase I and Phase II environmental assessment of the facility, soil boring and groundwater work indicated the presence of potentially hazardous substances and petroleum products within the soil and groundwater located beneath the site. The Company notified the applicable regulatory agency (Minnesota Pollution Control Agency), as required, and is working with that agency to resolve these issues. However, because the results are still preliminary, the Company is not able to assess whether the Company will ultimately be held liable for the presence of these substances at the site nor the Company's financial exposure if it is found liable. At December 31, 1998, the Company had accrued $20,000 for the cost of additional environmental work scheduled to commence during 1999, which will determine the magnitude of the problem and what remediation efforts the Company must undertake to rectify the problem.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-KSB.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT.

          The executive officers of the Company, their ages, the year first elected or appointed as an executive officer and the offices held as of March 23, 1999, are as follows:

                                        Position (s) with the Company
Name (age)                              Or Principal Occupation
----------                              -----------------------

Michael J. Tate (59)                     Chief Executive Officer, President and
                                         Chief Financial Officer

James W. Taylor (80)                     Chairman of the Board of Directors

Robert D. Klingberg (54)                 Senior Vice President - Chief Technical
                                         Officer

William H. Johnson (41)                  Vice President - Controller and Secretary

Gary D. Gangstee (42)                    Vice President - Marketing and Sales


     Mr. Tate was elected Chief Executive Officer, President and Chief Financial Officer and has been an employee director of the Company since April 20, 1998. Prior to joining the Company, he was Vice President/Chief Operating Officer of Minnesota Valley Engineering from August 1996. Prior to 1996, Mr. Tate held other positions at Minnesota Valley Engineering, including Vice President/General Manager Industrial Business Unit from March 1993 to August 1996 and Vice President Finance/Treasurer from September 1989 to March 1993. Prior to 1989, Mr. Tate performed various consulting projects with Peat Marwick Main & Co. from March 1986 to September 1989 and Coopers & Lybrand LLP from March 1981 to March 1986. Prior to 1981, Mr. Tate held various positions with companies in the private sector.

     Mr. Taylor was elected Chairman of the Board of the Company on April 20, 1998. Mr. Taylor was elected Chief Executive Officer and President of the Company in November 1992 and Chief Financial Officer in March 1994. He has also been the President of Taylor Consultants, Inc., a management and financial consulting firm, for more than five years. Mr. Taylor also is a director of Compositech Ltd. and QC Solutions, Inc.

     Mr. Klingberg has been employed by the Company since October 1992. He was elected Senior Vice President - Chief Technical Officer in June 1997. From 1986 to October 1992, Mr. Klingberg was the principal of Klingberg Consulting, Inc., a consulting firm engaged in the design, installation and testing of motion control systems.

     Mr. Johnson has been employed by the Company since June 1987. He was elected Vice President - Controller in August 1995. Prior to 1987, Mr. Johnson held various positions with companies in the private sector and has also worked in public accounting. He has served as Secretary of the Company since October 1994.

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


Year                                     High             Low
----                                     ----             ---
1998:     First Quarter                 2  1/2           2 1/8
          Second Quarter                2 11/16            7/8
          Third Quarter                 1  1/4             1/2
          Fourth Quarter                  11/16            3/8

1997:     First Quarter                 3  3/4           3 1/8
          Second Quarter                5                3 1/8
          Third Quarter                 4  7/8           3 1/8
          Fourth Quarter                3  5/8           2 1/8


     As of March 23, 1999, there were approximately 1,304 registered record holders of the Company's Common Stock.

     No cash dividends were declared or paid by the Company during 1998 or 1997, and the Company does not intend to pay dividends on its Common Stock in the foreseeable future. The Company is prohibited from paying dividends on its Common Stock under agreements with its lender.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

      The Company is principally a contract manufacturer of precision machined products and assemblies for medical and industrial original equipment manufacturers ("OEM"). The Company manufactures on a contract basis, among other items, close tolerance bearing-related assemblies for the medical device industry. In order to differentiate itself from its competitors, the Company emphasizes its design engineering and manufacturing engineering capability and support. The Company also manufactures and sells, under the Reuter name, self-powered oil centrifuges and laboratory centrifuges, which are sold by the Company's sales force to the OEM or end user, and to distributors.

     Throughout 1998, the Company continued to experience a decrease in sales for one of its blood centrifuge models to the Company's largest customer. Until August 1997 this product was being produced and shipped in large quantities to that customer. Beginning mid-February, 1999, sales of that particular blood centrifuge model started to resume, however, there can be no assurance that sales to the Company's largest customer will return to expected or previous levels or that sales of other products will be sufficient to achieve positive cash flow or profitability. The Company's largest customer continues to order and take delivery of other products manufactured by the Company. The Company's efforts to attract industrial and cryogenic product customers resulted in some improvement in sales toward the end of 1998. The Company's ability to continue operations is dependent on its ability to increase sales and maintain adequate margins on sales. If the Company is unable to increase sales from current levels and generate positive cash flows from operations, it would be unable to meet its debt service requirements and may be forced to cease operations or may need to seek protection under U.S. bankruptcy laws. Due to the lower sales and the resulting impact on cash, the Company is exploring additional cash conservation and generation strategies. On December 22, 1998, the Company completed a private placement of debentures with warrants and raised $350,000 in cash, which will be used to fund operations.


RESULTS OF OPERATIONS

      The Company's net sales decreased by 31.9% in 1998 from 1997, compared to an increase in net sales of 27.2% in 1997 from 1996. Net sales from the medical, industrial, and tradename products were $8,425,567, $2,696,963 and $1,146,653, respectively, for 1998, compared to $14,130,371, $3,245,479 and
$651,168, respectively, for 1997. The majority of the sales decrease for 1998 was attributable to decreased unit sales to the Company's largest customer. Sales to the Company's two largest customers totaled $6,951,792 in 1998, compared to $12,968,667 in 1997. While sales to the Company's two largest customers accounted for 56.7% of net sales in 1998, and 71.9% of net sales in 1997, the Company's largest customer accounted for 43.5% and 63.0% of net sales in 1998 and 1997, respectively. The Company's net sales in 1998 were adversely affected by a reduction in scheduled shipments of one high volume product from the Company's largest customer. The Company estimates that approximately $4.0 million and $1.5 million of sales and operating income, respectively, were lost during 1998 as a result of this reduction. Although not unexpected, the Company also lost an automotive fuel pump bushing subcontract (due to pricing and redesign) that had provided about $1.6 million dollars of sales in 1997 and approximately $1.0 million dollars of sales in 1998. The Company has taken corrective action to control expenses and has explored opportunities to secure additional work during the ongoing reduction in shipments.

      Gross profit was 6.0% in 1998, compared to 23.9% in 1997. The decline in gross profit as a percentage of sales in 1998 was primarily due to a decrease in higher margin medical product business as a percentage of overall sales and the loss of sales from the Company's largest customer and the automotive fuel pump bushing contract. In addition, the Company's overhead structure did not decrease proportionately to the decline in sales during 1998. During the quarter ended September 30, 1998, the Company took a charge to operations of $447,327, primarily related to the write-off of intangible assets associated with a discontinued product line of rotary vane actuators.

      Selling, general and administrative expenses were $2,211,954 or 18.0% of net sales in 1998, compared to $2,879,676 or 16.0% of net sales in 1997. The decrease in selling, general and administrative expenses is due in part to a decrease in selling related expenses of approximately $200,000, principally a reduction in sales salaries and benefits and a reduction in advertising expenses to market the Company's oil centrifuges and rotary vane actuators. Administrative expenses decreased approximately $468,000 in 1998. Administrative salaries and benefits increased approximately $96,000 from 1997, resulting primarily from the hiring of a new President and Chief Executive Officer in April 1998, which was offset by a decrease in Company contributions to employee benefit plans of approximately $105,000 as a result of losses from continuing operations during 1998. Also during 1998, there was a decrease in computer supplies and services and office supplies expense of approximately $86,000 as a result of tighter cost control. Training and education expenses decreased approximately $80,000 in 1998 from 1997, primarily from reduced management training and education related to ISO 9001 certification efforts on a Company wide basis. Professional fees and services, including legal and accounting, decreased approximately $147,000 for 1998 from 1997. The decrease was primarily related to the completion of the Sanwa debt restructuring transactions, bank line of credit restructuring, and related legal and accounting costs. Other administrative expenses decreased approximately $146,000 in 1998 from 1997, primarily resulting from general decreases in expenses due do lower sales volume and increased cost control.

      In 1998, the Company had an operating loss of $1,924,049, compared to operating income of $1,429,345 in 1997. The decrease in operating income in 1998 was due to lower medical product and industrial sales and the rotary vane actuator write-off charge to operations along with decreased operational efficiencies as a result of the decreased sales volume, net of the decrease in selling and administrative expenses.

      The Company had a loss from continuing operations of $2,594,894 or $.53 per share, compared to income from continuing operations of $1,027,349 or $.24 per share ($.23 per share on a diluted basis) in 1997. The 1998 loss from continuing operations resulted from the reasons stated above, along with higher interest expense of approximately $200,000 due to increased utilization of the Company's asset-based short-term financing arrangement and higher interest rates during 1998.

      The Company recorded a net loss for 1998 and consequently did not record a provision for income taxes. The Company was profitable during 1997, but generally does not pay regular income taxes because of the availability of its net operating loss carryforwards. The Company is, however, generally subject to alternative minimum tax under the Internal Revenue Code of 1986, as amended (the "Code"), because only 90% of the net operating loss carryforward is allowed as a deduction before arriving at the alternative minimum taxable income. Therefore, 10% of the Company's taxable income is generally subject to the flat alternative minimum tax rate of 21%. The Company generated additional tax deductions for 1997 as a result of the timing of the deduction of certain costs associated with the Company's 1996 and 1997 Sanwa debt restructuring transactions and ultimate settlement. These costs were not deductible for tax reporting purposes until 1997. Because these additional tax deductions resulted in a tax loss for the Company during 1997, the Company did not record a provision for alternative minimum taxes for 1997.

      The net income for the period ended December 31, 1997 was $5,097,764 or $1.17 per share ($1.12 per share on a diluted basis) and included a gain from discontinued operations of $275,936, or $0.06 per share, and an extraordinary gain on debt restructuring of $3,794,479, or $0.87 per share, ($0.83 per share on a diluted basis). The gain from discontinued operations in 1997 resulted from the receipt of funds from an escrow account related to the Company's previously deconsolidated subsidiary, Reuter Recycling of Florida, Inc. ("RRF"), which was sold October 25, 1995. The funds were previously placed in escrow to fund any future liability related to this deconsolidated subsidiary. Under the agreement, the remaining funds were to be distributed equally between the lender to RRF and the Company after the passing of a two-year period which ended October 26, 1997.


      The effect of inflation on the Company's results has not been significant.


LIQUIDITY AND CAPITAL RESOURCES. At December 31, 1998, the Company had a working capital deficiency of $4,099,333, compared to a working capital deficiency of $2,835,744 at December 31, 1997. The current ratio was .48 at December 31, 1998, compared to .59 at December 31, 1997. The increase in the working capital deficiency and the decrease in the current ratio are primarily due to a decrease in cash generated from operations, and an increase in borrowing under the Company's asset-based line of credit and term obligations. The Company's credit facilities with US Bancorp consist of a revolving line of credit and three term notes. Although the line of credit is not due until December 3, 2000, US Bancorp has the right to demand payment at any time. In addition, although the term notes have scheduled repayment dates, the term notes may be due upon demand in the event that US Bancorp requires demand repayment under the credit facilities. Accordingly, the Company has classified all of the amounts owing under the credit facilities, at December 31, 1998 and 1997, as current liabilities. The credit facilities agreement includes a subjective material adverse change clause under which the borrowings could become due and payable.

      On June 18, 1998, the Company signed an amendment to its credit facilities with US Bancorp, which increased the interest rate on all borrowings by .90%. Effective June 1, 1998, interest started to accrue on the unpaid balance of the notes and revolving line of credit at US Bancorp's Reference Rate (as defined in the agreement with US Bancorp) plus 2.25%. The interest accrues on any outstanding over-advances, as defined by the agreement, at US Bancorp's Reference Rate plus 3.4%. US Bancorp has agreed to defer principal payments of approximately $46,166 per month through March 1999. The Company will be required to resume regular monthly principal payments on April 1, 1999, and make double the monthly principal payment of $92,333 beginning November 1, 1999, until the deferred principal payments are paid. The Company is also required to pay US Bancorp a fee of $2,500 for each month that the Company elects to defer principal payments. There can be no assurance that the lender will continue to provide credit to the Company.
If US Bancorp demanded full payment of the Credit Facilities, the Company would need to obtain financing from another source. There can be no assurance that the Company would be able to obtain such financing on terms acceptable to the Company or at all. As of December 31, 1998, the Company had borrowed approximately $5,510,000 and had additional availability of approximately $98,000 under the credit facilities.

      On December 22, 1998, the Company completed a $350,000 private placement of debentures with warrants. The proceeds are being used to fund operating activities.

      The Company had negative cash flow from operations of $309,043 for the year ended December 31, 1998, compared to positive cash flow from operations of $1,600,781 for the year ended December 31, 1997. The decrease in cash flow from operations for the year ended December 31, 1998, was due primarily to lower sales volume and a decrease in sales of higher margin medical products, while overhead costs did not decrease in proportion to the lower sales volume.

      Throughout 1998, the Company continued to experience a decrease in sales for one of its blood centrifuge models to the Company's largest customer. Until August 1997 this product was being produced and shipped in large quantities to that customer. Beginning mid-February, 1999, sales of that particular blood centrifuge model started to resume. In addition, this customer continues to order and take delivery of other products manufactured by the Company. The Company's efforts to attract industrial and cryogenic product customers resulted in some improvement in sales toward the end of 1998. There can be no assurance that sales to the Company's largest customer will return to expected or previous levels or that sales of other products will be sufficient to achieve positive cash flow or profitability. The Company's ability to continue operations is dependent on its ability to increase sales and maintain adequate margins on sales and the ability to continue borrowing under its credit facilities with US Bancorp. If the Company is unable to increase sales from current levels and generate positive cash flows from operations, it would be unable to meet its debt service requirements and may be forced to cease operations or may need to seek protection under U.S. bankruptcy laws. Due to the lower sales and the resulting impact on cash, the Company is exploring additional cash conservation and generation strategies.

      Net cash used in investing activities was $106,265 and $426,714 for the years ended December 31, 1998 and 1997, respectively. The decrease in 1998 was primarily due to a reduction in capital expenditures during the year.

      Net cash provided by financing activities was $481,949 for the year ended December 31, 1998, compared to cash used in financing activities of $1,135,813 for the year ended December 31, 1997. The increase in net cash provided by financing activities in 1998 was primarily due to increased borrowings under the Company's asset-based line of credit to fund operating activities, partially offset by principal repayment of term debt under the credit facilities of approximately $505,000. The Company also made principal payments of approximately $188,000 on other financed equipment debt.

      Management anticipates making capital expenditures to support diversification and growth of the manufacturing operations. Near term capital commitments for new manufacturing equipment total approximately $170,000. The Company anticipates obtaining sufficient amounts of capital for these requirements through bank financing and deferred payment terms.

      During December 1997, in connection with obtaining new credit facilities, the Company undertook an environmental inspection of its manufacturing facility. As part of conducting a Phase I and Phase II environmental assessment of the facility, soil boring and groundwater work indicated the presence of potentially hazardous substances and petroleum products within the soil and groundwater located beneath the site. The Company notified the applicable regulatory agency (Minnesota Pollution Control Agency), as required, and is working with that agency to resolve these issues. However, because the results are still preliminary, the Company is not able to assess whether the Company will ultimately be held liable for the presence of these substances at the site nor the Company's financial exposure if it is found liable. At December 31, 1998, the Company had accrued $20,000 for the cost of additional environmental work scheduled to commence during 1999, to determine the magnitude of the problem and what remediation efforts the Company must undertake to rectify the problem.


GOING CONCERN UNCERTAINTY The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company incurred a net loss from continuing operations of $2,594,894 for the year ended December 31, 1998, and has a working capital deficit and stockholders' deficiency of $4,157,294 and $1,129,135, respectively, at December 31, 1998. These factors, among others, indicate the Company may not be able to continue as a going concern for a reasonable period of time.

Management's plans and objectives include the following:

     - Continue to control costs and expenses commensurate with the Company's current sales levels in an effort to generate cash flows from operations.

     - Expand the Company's precision manufacturing medical device customer base and related sales.

     - Expand the Company's product offerings to include spinning devices, rotary assemblies and motion control devices.

     - Expand the market for the Company's trade name products.

     - Diversify selectively into industrial parts and components markets.

      The Company's ability to continue operations is dependent on its ability to increase sales and maintain adequate margins on sales, as well as its ability to maintain its current credit facilities with U.S. Bancorp (Note
5). In addition, if the Company is unable to increase sales from current levels and generate positive cash flows from operations, it would be unable to meet its debt service requirements and may be forced to cease operations or seek protection under U.S. bankruptcy laws. Accordingly, there can be no assurance that the Company will continue as a going concern in its current form. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


YEAR 2000 ISSUE

      STATE OF READINESS The Company has been addressing the Year 2000 issue since May 1997. In the ordinary course of business, the Company has replaced, or is in the process of replacing, many of its major computer systems with new systems that have been designated to be Year 2000 compliant. The Company's plan for Year 2000 readiness involves four phases: inventory, evaluation, remediation, and contingency planning. Testing is an ongoing and integral part of the evaluation, remediation and contingency planning phases.

     Inventory -   The Company has performed an extensive inventory of its
     information technology systems and other systems that use embedded microprocessors (collectively, "Systems"). The business processes supported by each System have been prioritized based on the degree of impact business operations would encounter if the Systems were disrupted.

     The inventory phase also includes identifying third parties with whom the Company has material relationships. Where a third party is critical to a business process, efforts have been initiated to obtain Year 2000 compliance information to identify the degree of risk exposure the Company may encounter. During the quarter ended June 30, 1998, the Company sent a Year 2000 compliance survey to critical business partners. The Company is working with its significant customers to share Year 2000 information and determine their readiness. In addition, the Company is working with its suppliers in an effort to ensure adequate supplies of raw materials.

     The internal inventory phase was substantially completed in December 1998. Regular contact with third parties with whom the Company has material relationships will continue through 1999.

     Evaluation -   This phase involves computer program code review and
     testing, vendor contacts and System testing. Some Systems, upon inspection, are determined to be non-compliant and are immediately placed on the remediation schedule. Some Systems require testing to determine compliance status. As of March 12, 1999, the evaluation phase was 85% complete.

     Remediation -   In this phase each System is either fixed, replaced or
     removed. The Company's financial and manufacturing software has been tested and found to be Year 2000 compliant. The Company's operating system and office product software is not compliant and the Company plans to replace these systems when it is available and deemed compliant by the manufacturer. This compliant software is anticipated to be available in the second or third quarter of 1999.
     The Company estimates that as of March 12, 1999, the remediation planning phase was approximately 75% complete.

     Contingeny Planning - The Company is currently developing a contingency and disaster recovery program designed to continue critical processes in the event the Company experiences Year 2000 disruptions despite remediation and testing. Contingency plans are expected to be completed during the quarter ending September 30, 1999. The Company estimates that as of March 12, 1999, the contingency planning phase is approximately 25% complete.

     COSTS Preliminary cost estimates for achieving Year 2000 compliance of the Company are approximately $50,000, including $40,000 in capital costs and $10,000 of operating expense, with approximately $7,000 of expenses having been incurred to date. A majority of the remaining costs are anticipated to be incurred in 1999. No material resource contraints have been encountered to date. Although management believes this estimate to be reasonable, there can be no assurance that this amount will be adequate to address the matter on a timely basis.

     The Company believes that the most likely worst case scenario is that the Company will have to add additional staff and/or reassign existing staff and/or acquire additional equipment or software during the time period leading up to and immediately following December 31, 1999, in order to address Year 2000 issues that unexpectedly arise. Year 2000 could result in abnormal operating conditions, such as short-term interruption in the manufacturing process and system monitor and control functions. These conditions could result in the temporary delay in the manufacturing and delivery of finished products. Management believes that failure of the Company's and/or third parties' information technology systems could have a material adverse impact on the operations of the Company.

      In summary, the Company had a disappointing fiscal 1998 and has experienced a reduction in scheduled shipments to its largest customer, which resulted in a loss from continuing operations for 1998 and the last six months of 1997. The Company has taken action to control its operating expenses, reduce overhead, restructure payment terms with its asset-based lender and other equipment vendors, and has secured an infusion of $350,000 in proceeds from a private placement of debentures with warrants to fund operating activities until sales recover. There can be no assurance that these actions and future actions, if necessary, will be sufficient for the Company to continue to meet its continuing cash flow requirements in the future.



FACTORS THAT MAY AFFECT FUTURE RESULTS.

      DEPENDENCE ON MAJOR CUSTOMER. The Company's largest customer accounted for 43.5% and 63.0% of net sales in 1998 and 1997, respectively. The Company's net sales in 1998 decreased $5,757,835, or 31.9%, from 1997, and sales were primarily affected by a reduction in scheduled shipments of one high volume product to this customer. The Company continues to sell and take orders of other products from this customer. Sales of a previously high volume product from the Company's largest customer began to resume in mid-February 1999, however, no assurance can be given that sales of this product will resume to previous or expected levels. The Company has no production contracts with this customer and believes that further reductions in orders from this customer would have a material adverse effect on its future operating results.


      DEPENDENCE ON NEW PRODUCTS AND CONTINUED GROWTH IN SALES VOLUME. The Company's future success will depend on its ability to secure additional contract manufacturing business, enhance the products it currently manufactures under its own trade names, increase sales volume of oil centrifuges, obtain production orders for prototype products including desk top book binding equipment, spindle assemblies, and maintain a satisfactory volume of orders for industrial parts.


      COMPETITION. The Company believes that the principal elements of competition are quality, service, delivery, price and meeting customer requirements. The contract manufacturing business in which the Company engages is highly competitive and many of the competitors of the Company have greater sales volume and resources than the Company. Although the Company believes its engineering capability is a competitive advantage, customers may change to other contract manufacturers. Company management believes the Company represents only a small portion of the aggregate national sales of contract manufacturing services.

ITEM 7.     FINANCIAL STATEMENTS.

          The following Financial Statements and Report of Independent Accountants thereon are included herein (page numbers refer to pages in this Report):

                                                                   PAGE
                                                                   ----
Report of Independent Accountants............................      20

Balance Sheets as of December 31, 1998 and 1997..............      21

Statements of Operations for the years
ended December 31, 1998 and 1997.............................      22

Statements of Stockholders' Equity for the years
ended December 31, 1998 and 1997.............................      23

Statements of Cash Flows for the years ended
December 31, 1998 and 1997...................................      24

Notes to the Financial Statements............................      26


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          None.

                                      PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

          (a)  DIRECTORS OF THE REGISTRANT.

          The information under the caption "Election of Directors" in the Company's 1999 Proxy Statement is incorporated herein by reference.

          (b)  EXECUTIVE OFFICERS OF THE REGISTRANT.

          The information concerning Executive Officers of the Company is included in this Report under Item 4A, Executive Officers of the Registrant.

          (c)  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

          The information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's 1999 Proxy Statement is incorporated herein by reference.

ITEM 10.  EXECUTIVE COMPENSATION.

          The information under the captions "Election of Directors -- Director Compensation" and "Executive Compensation and Other Benefits" in the Company's 1999 Proxy Statement is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

          The information under the caption "Principal Shareholders and Beneficial Ownership of Management" in the Company's 1999 Proxy Statement is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          The information under the captions "Election of Directors -- Director Compensation" and "Certain Transactions" in the Company's 1999 Proxy Statement is incorporated herein by reference.

                                      PART IV


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  EXHIBITS

        The exhibits to this Report are listed in the Exhibit Index on pages 40 to 46 of this Report.

      A copy of any of the exhibits listed or referred to above will be furnished at a reasonable cost to any person who was a shareholder of the Company as of March 23, 1999, upon receipt from any such person of a written request for any such exhibit. Such request should be sent to Reuter Manufacturing, Inc., 410 11th Avenue South, Hopkins, Minnesota 55343, Attention:
Secretary, William H. Johnson.

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


     (b)  REPORTS ON FORM 8-K

     No reports were filed under Form 8-K during 1998.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Reuter Manufacturing, Inc.:

In our opinion, the accompanying balance sheets and the related statements of operations, stockholders' equity (deficiency) and cash flows present fairly, in all material respects, the financial position of Reuter Manufacturing, Inc. (the "Company") at December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has suffered a net loss from continuing operations of approximately $2,600,000 in 1998 and has a working capital deficit in excess of $4,000,000 and stockholders' deficiency of approximately $1,100,000 at December 31, 1998, that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                  /s/ PRICEWATERHOUSECOOPERS LLP

                                  PRICEWATERHOUSECOOPERS LLP

February 26, 1999

REUTER MANUFACTURING, INC.
BALANCE SHEETS
AS OF DECEMBER 31, 1998 AND 1997

                                    ASSETS                                               1998                1997

Current assets:

     Cash                                                                          $        179,875    $        113,234
     Receivables, net of allowances of $25,000 at December 31,
           1998 and 1997                                                                  1,432,723           1,894,419
     Inventories                                                                          2,027,040           1,979,661
     Other current assets                                                                    44,685              99,612
                                                                                   -----------------   -----------------

        Total current assets                                                              3,684,323           4,086,926

     Property, plant and equipment, net                                                   4,027,404           4,624,678
     Intangible assets, net                                                                                     435,207
                                                                                   -----------------   -----------------

        Total assets                                                               $      7,711,727    $      9,146,811
                                                                                   -----------------   -----------------
                                                                                   -----------------   -----------------
               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:

     Asset-based line of credit and term obligations, bank                         $      5,610,405    $      5,313,512
     Current maturities of long-term equipment financing                                    240,483             222,022
     Accounts payable, trade                                                              1,198,469             692,125
     Accrued expenses                                                                       792,260             695,011
                                                                                   -----------------   -----------------

        Total current liabilities                                                         7,841,617           6,922,670

Long-term equipment financing, less current maturities                                      657,045             740,507
Debentures payable                                                                          292,040
Other liabilities                                                                            50,160              88,496

Commitments and contingencies

Stockholders' equity (deficiency):

     Preferred stock, par value $.01 per share, authorized 2,500,000 shares, none issued

     Common stock, par value $.1875 per share, authorized 9,000,000 shares, issued and outstanding 4,898,885 and 4,863,496
           shares in 1998 and 1997, respectively                                            918,541             911,906
     Additional paid-in capital                                                          17,832,113          17,768,127
     Accumulated deficit                                                               (19,879,789)        (17,284,895)
                                                                                   -----------------   -----------------

        Total stockholders' equity (deficiency)                                         (1,129,135)           1,395,138
                                                                                   -----------------   -----------------

        Total liabilities and stockholders' equity (deficiency)                    $      7,711,727    $      9,146,811
                                                                                   -----------------   -----------------
                                                                                   -----------------   -----------------


       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

REUTER MANUFACTURING, INC.
STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                                                          1998               1997

Net sales                                                                            $    12,269,183    $    18,027,018
Cost of sales                                                                             11,533,951         13,717,997
                                                                                     ----------------   ----------------
        Gross profit                                                                         735,232          4,309,021

Selling, general and administrative expenses                                               2,211,954          2,879,676
Write-off of certain assets, principally intangible assets                                   447,327
                                                                                     ----------------   ----------------
        Operating (loss) income                                                          (1,924,049)          1,429,345
                                                                                     ----------------   ----------------
Other income (expense)
     Interest income                                                                             946             28,558
     Interest expense                                                                      (677,198)          (472,808)
     Other, net                                                                                5,407             42,254
                                                                                     ----------------   ----------------
        Total other expense, net                                                           (670,845)          (401,996)
                                                                                     ----------------   ----------------
        (Loss) income from continuing operations before discontinued
              operations                                                                 (2,594,894)          1,027,349

Discontinued operations:
     Extraordinary gain on debt restructuring                                                                 3,794,479
     Gain from discontinued operations                                                                          275,936
                                                                                   -----------------   -----------------
        Net (loss) income                                                            $   (2,594,894)    $     5,097,764
                                                                                   -----------------   -----------------
                                                                                   -----------------   -----------------
Basic earnings per share:

     (Loss) income from continuing operations                                        $        (0.53)    $          0.24
     Discontinued operations:
        Extraordinary gain on debt restructuring                                                                   0.87
        Gain from discontinued operations                                                                          0.06
                                                                                     ----------------   ----------------
        Net (loss) income per share                                                  $        (0.53)    $          1.17
                                                                                   -----------------   -----------------
                                                                                   -----------------   -----------------
Diluted earnings per share:

     (Loss) income from continuing operations                                        $        (0.53)    $          0.23
     Discontinued operations:
        Extraordinary gain on debt restructuring                                                                   0.83
        Gain from discontinued operations                                                                          0.06
                                                                                     ----------------   ----------------
        Net (loss) income per share                                                  $        (0.53)    $          1.12
                                                                                   -----------------   -----------------
                                                                                   -----------------   -----------------
Weighted average common shares outstanding:

     Basic                                                                                 4,883,431          4,342,328
                                                                                   -----------------   -----------------
                                                                                   -----------------   -----------------
     Diluted                                                                               4,883,431          4,548,926
                                                                                   -----------------   -----------------
                                                                                   -----------------   -----------------

     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

REUTER MANUFACTURING, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                                                                             TOTAL
                                                                      ADDITIONAL                         STOCKHOLDERS'
                                                                        PAID-IN        ACCUMULATED          EQUITY
                                           SHARES      PAR VALUE        CAPITAL          DEFICIT         (DEFICIENCY)

Balances, December 31, 1996               3,208,020    $  601,504    $  13,713,582    $ (22,382,659)    $   (8,067,573)

Proceeds from private placement of
       common stock, net of $400,000
       of private placement costs         1,517,333       284,500        3,867,280                            4,151,780

Payment of certain obligations in
       exchange for common stock             37,032         6,944          118,038                              124,982

Purchase of license and manufacturing
       rights in exchange for common
       stock                                 11,111         2,083           47,917                               50,000

Exercise of stock options                    90,000        16,875           21,310                               38,185

Net income                                                                                 5,097,764          5,097,764
                                         -----------   -----------   --------------   ---------------   ----------------

Balances, December 31, 1997               4,863,496       911,906       17,768,127      (17,284,895)          1,395,138

Cancellation of common stock               (11,111)       (2,083)          (7,986)                             (10,069)

Exercise of stock options                    46,500         8,718           14,012                               22,730

Issuance of warrants                                                        57,960                               57,960

Net loss                                                                                 (2,594,894)        (2,594,894)
                                         -----------   -----------   --------------   ---------------   ----------------

Balances, December 31, 1998               4,898,885    $  918,541    $  17,832,113    $ (19,879,789)    $   (1,129,135)
                                         -----------   -----------   --------------   ---------------   ----------------
                                         -----------   -----------   --------------   ---------------   ----------------

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                                               23

REUTER MANUFACTURING, INC.
STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997


                                                                                         1998                1997
Cash flows from operating activities:

     Net (loss) income                                                             $    (2,594,894)    $      5,097,764
     Adjustments to reconcile net (loss) income to net cash (used in)
           provided by operating activities:
        Extraordinary gain on debt restructuring                                                            (3,794,479)
        Depreciation                                                                        811,416             830,743
        Amortization of intangible assets                                                    61,476              62,524
        Write-off of certain assets, principally intangible assets                          447,327
        Gain on sales of assets                                                                                (37,579)
        Provision for uncollectible accounts receivable                                         641               7,254
        Provision for writedown of inventories                                              125,664              81,831
        Changes in operating assets and liabilities:
           Receivables                                                                      436,055            (37,306)
           Inventories                                                                    (216,912)           (295,452)
           Other current assets                                                              54,927            (90,475)
           Accounts payable, trade                                                          506,344            (71,370)
           Accrued expenses                                                                  97,249            (97,172)
           Other liabilities                                                               (38,336)            (55,502)
                                                                                   -----------------   -----------------

        Net cash (used in) provided by operating activities                               (309,043)           1,600,781
                                                                                   -----------------   -----------------

Cash flows from investing activities:
     Redemption of investment                                                                                   250,000
     Additions to property, plant and equipment                                           (106,265)           (670,378)
     Purchase of license and manufacturing rights                                                              (50,000)
     Proceeds from sale of assets                                                                                68,664
     Other                                                                                                     (25,000)
                                                                                   -----------------   -----------------
        Net cash used in investing activities                                             (106,265)           (426,714)
                                                                                   -----------------   -----------------
Cash flows from financing activities:

     Payment of long-term equipment financing                                             (187,674)         (7,739,193)
     Proceeds from asset-based line of credit and term obligations, bank                 13,509,582          22,774,695
     Repayment of asset-based line of credit                                           (13,212,689)        (20,361,280)
     Proceeds from private placement of debentures and common stock                         350,000           4,151,780
     Proceeds from exercise of stock options                                                 22,730              38,185
                                                                                   -----------------   -----------------
        Net cash provided by (used in) financing activities                                 481,949         (1,135,813)
                                                                                   -----------------   -----------------
Net increase in cash                                                                         66,641              38,254

Cash, beginning of year                                                                     113,234              74,980
                                                                                   -----------------   -----------------
Cash, end of year                                                                  $        179,875    $        113,234
                                                                                   -----------------   -----------------
                                                                                   -----------------   -----------------

            THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                                         24

REUTER MANUFACTURING, INC.
STATEMENTS OF CASH FLOWS, CONTINUED
FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                                                         1998                1997
Supplemental disclosures of cash flow information:
 Cash paid for:
        Interest                                                                   $        664,655    $        461,410
     Noncash investing and financing activities:
        Purchase of equipment in exchange for notes payable                                 122,673             619,387
        Settlement of certain obligations in exchange for common stock                                          124,982
        Purchase of license and manufacturing rights in exchange
              for common stock                                                                                   50,000

            THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                                         25

REUTER MANUFACTURING, INC.
NOTES TO FINANCIAL STATEMENTS


1.   BUSINESS DESCRIPTION AND BASIS OF PRESENTATION:

     BUSINESS DESCRIPTION:

     The Company, which operates in a single business segment, is principally a contract manufacturer of precision machined components, assemblies and devices for medical and industrial original equipment manufacturers (OEM). The Company manufactures on a contract basis, among other items, close tolerance bearing-related assemblies for the medical device industry. In order to differentiate itself from its competitors, the Company emphasizes its design engineering and manufacturing engineering capability and support. The Company also manufactures and sells under the Reuter -Registered Trademark- name self-powered oil centrifuges and laboratory centrifuges which are sold by the Company's sales force to the OEM or end user, and to distributors.

     GOING CONCERN UNCERTAINTY:

     The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company incurred a net loss from continuing operations of $2,594,894 for the year ended December 31, 1998, and has a working capital deficit and stockholders' deficiency of $4,157,294 and $1,129,135, respectively, at December 31, 1998. These factors, among others, indicate that the Company may not be able to continue as a going concern for a reasonable period of time.

     Management's plans and objectives include the following:

     - Continue to control costs and expenses commensurate with the Company's current sales levels in an effort to generate cash flows from operations.

     - Expand the Company's precision manufacturing medical device customer base and related sales.

     - Expand the Company's product offerings to include spinning devices, rotary assemblies and motion control devices.

     - Expand the market for the Company's trade name products.

     - Diversify selectively into industrial parts and components markets.

     The Company's ability to continue operations is dependent on its ability to increase sales and maintain adequate margins on sales, as well as its ability to maintain its current credit facilities with US Bancorp (Note 5). In addition, if the Company is unable to increase sales from current levels and generate positive cash flows from operations, it would be unable to meet its debt service requirements and may be forced to cease operations or seek protection under U.S. bankruptcy laws.

     Accordingly, there can be no assurance that the Company will continue as a going concern in its current form. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

REUTER MANUFACTURING, INC.
NOTES TO FINANCIAL STATEMENTS, CONTINUED

2.   SIGNIFICANT ACCOUNTING POLICIES:

     BASIS OF PRESENTATION:

     The financial statements include the accounts of Reuter Manufacturing, Inc. and its precision manufacturing operations (the Company). For 1997, the financial statements include, as discontinued operations, extraordinary gains on debt restructuring associated with its inactive wholly-owned subsidiary, EPR, Inc. (Eden Prairie Waste Processing Facility) (Note 3) and gains from discontinued operations associated with its previously deconsolidated subsidiary, Reuter Recycling of Florida, Inc. (Note 3).

     ACCOUNTS RECEIVABLE:

     A significant portion of the Company's accounts receivable is due primarily from one customer (see Note 9). The Company performs ongoing credit evaluations of its customers and generally does not require collateral for the outstanding receivable balances.

     INVENTORIES:

     Inventories are valued at the lower of cost or market with cost determined on a first-in, first-out basis.

     PROPERTY, PLANT AND EQUIPMENT:

     Property, plant and equipment are recorded at cost. Depreciation is provided for by the straight-line method based on the estimated useful lives of the related assets. Useful lives range from 15 to 40 for buildings and building improvements and 5 to 7 for machinery and equipment. Expenditures for major renewals and betterments are capitalized, and expenditures for maintenance and repairs are charged to operations as incurred. Upon retirement or other disposition of property, plant or equipment, the applicable cost and accumulated depreciation are eliminated from the accounts, and the resulting gain or loss is included in operations.

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

REUTER MANUFACTURING, INC.
NOTES TO FINANCIAL STATEMENTS, CONTINUED


2.   SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

     INTANGIBLE ASSETS:

     Intangible assets include patents, noncompete agreements and goodwill being amortized on the straight-line method over their estimated useful lives of seven to fifteen years. Also included are licensing and manufacturing rights being amortized on the straight-line method over their estimated useful lives of three years.

     In connection with losses relating to the manufacture of two products, the Company analyzed the carrying amount of the intangible assets and determined that the carrying values would not be recoverable through future cash flows. Accordingly, in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for Long-Lived Assets," the Company wrote off its intangible assets and recorded a charge of $447,327 in the Statement of Operations for the year ended December 31, 1998.

     EARNINGS (LOSS) PER COMMON SHARE:

     Basic earnings per common share is computed using the weighted average number of shares outstanding for the period. Diluted earnings per common share is computed using the weighted average number of shares outstanding per common share adjusted for the incremental shares attributed to outstanding stock options under the Company's stock option plans and stock purchase warrants.

     Incremental shares attributable to the assumed exercise of stock options and warrants for the year ended December 31, 1998 were excluded from the computation of diluted earnings per share as the effect would be antidilutive. For the year ended December 31, 1997, the denominator used to calculate diluted earnings per share includes the dilutive impact of 171,392 stock options and 35,206 stock purchase warrants.

     STOCK-BASED COMPENSATION:

     In accordance with the provisions of Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock Based Compensation", the Company has elected to apply the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock option plans.

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

REUTER MANUFACTURING, INC.
NOTES TO FINANCIAL STATEMENTS, CONTINUED


3.   DISCONTINUED OPERATIONS:

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

     The net proceeds of $3,768,809 from the sale were used to repay a portion of the debt underlying the EPR, Inc. facility. The Company retained all liabilities of EPR, Inc., including the balance of the loan and accrued interest underlying the facility which was guaranteed by the Company. On January 24, 1996, and April 18, 1997, the Company entered into agreements to restructure its guarantee of the debt obligation underlying the EPR, Inc. facility (see Note 5).

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

4. SELECTED BALANCE SHEET INFORMATION:

     INVENTORIES:

                                                                                           1998              1997
     Raw materials and supplies                                                   $       682,357   $       736,312
     Work-in-process                                                                    1,344,683         1,243,349
                                                                                  ----------------- -----------------

                                                                                  $     2,027,040   $     1,979,661
                                                                                  ----------------- -----------------
                                                                                  ----------------- -----------------

     PROPERTY, PLANT AND EQUIPMENT, NET:

                                                                                           1998              1997

     Land and related improvements                                                $       206,995   $       206,995
     Buildings and building improvements                                                3,375,198         3,366,494
     Machinery and equipment                                                            9,375,749         9,374,973
                                                                                  ----------------- -----------------

                                                                                       12,957,942        12,948,462

     Less accumulated depreciation                                                      8,930,538         8,323,784
                                                                                  ----------------- -----------------

                                                                                  $     4,027,404   $     4,624,678
                                                                                  ----------------- -----------------
                                                                                  ----------------- -----------------

REUTER MANUFACTURING, INC.
NOTES TO FINANCIAL STATEMENTS, CONTINUED


4.   SELECTED BALANCE SHEET INFORMATION, CONTINUED:

     ACCRUED EXPENSES:

                                                                                           1998              1997
     Interest                                                                     $        54,674   $        42,131
     Payroll, benefits and related taxes                                                  371,586           325,740
     Legal and accounting                                                                 115,000           115,000
     Property taxes                                                                       142,000            45,000
     Accrued retirement                                                                    38,335            55,502
     Other                                                                                 70,665           111,638
                                                                                  ----------------- -----------------

                                                                                  $       792,260   $       695,011
                                                                                  ----------------- -----------------
                                                                                  ----------------- -----------------


5.   FINANCING ARRANGEMENTS:

     Financing arrangements at December 31, 1998 and 1997, consisted of the following:

                                                                                        1998               1997

Asset-based line of credit, payable to bank, due on demand, interest at the bank's reference rate (reference rate was 7.75% and 8.5% at December 31,
     1998 and 1997, respectively) plus 2.25% for 1998 (1.35% for 1997), however, certain asset-based line of credit over-advances to the Company accrue interest at the reference rate plus 3.4%. Approximately $1,700,000 of borrowings under the asset-based line of credit provide for monthly payments of $28,333 plus accrued interest and a final payment of unpaid principal and accrued interest on March 1, 2003. Funds available to the
     Company pursuant to the terms of the asset-based line of credit are dependent upon the level of eligible accounts receivable, inventories and plant and equipment, as defined. The line of credit is collateralized by substantially all of the Company's assets, except for certain equipment purchased with notes payable. The weighted average interest rate of asset-based line of credit borrowings was 10.23% and 12.00% for
     the years ended December 31, 1998 and 1997, respectively.                    $ 3,136,572 (a)     $     2,643,512 (a)

Term note, payable to bank, interest at the bank's reference rate plus 2.25%
     for 1998 (1.35% for 1997), however, the Company may make a one- time election to have interest accrue on this note at a rate which Approximates the yield on U.S. Treasury securities, as defined, plus 3.0%; monthly principal payments of $13,333 plus interest and a final payment of unpaid principal and accrued interest on December 1, 2002; Collateralized by a first mortgage on the Company's manufacturing facility and substantially all of the Company's assets, except for certain equipment purchased with
     notes payable.                                                                 2,253,333 (a)           2,400,000 (a)


REUTER MANUFACTURING, INC.
NOTES TO FINANCIAL STATEMENTS, CONTINUED

5.   FINANCING ARRANGEMENTS, CONTINUED:

                                                                                        1998               1997
     Term note, payable to bank, interest at the bank's reference rate plus
          2.25% for 1998 (1.35% for 1997); monthly principal payments of $4,500 plus interest and a final payment of unpaid principal and interest on
          December 1, 2002; collateralized by substantially all of the Company's
          assets, except for certain equipment purchased with notes payable.        $  220,500(a)      $  270,000(a)

     Debentures payable (primarily due to the Company's key management and members of the Board of Directors), interest at 13%, payable monthly
          beginning March 1999; principal due December 2001.                           292,040               -

     Notes payable in monthly principal and interest installments, with interest ranging from 5.9% to 11.8%. Notes mature from August 1999 to February
          2003, and are collateralized by equipment with an aggregate carrying value of approximately $1,000,000 at December 31, 1998. Certain of these notes payable agreements contain subjective material adverse change clauses under which the notes could become due and payable.
                                                                                       897,528            962,529
                                                                                      ------------- -------------

    Total debt                                                                       6,799,973          6,276,041

    Less asset-based line of credit and term obligations, bank                       5,610,405          5,313,512

    Less current maturities of long-term equipment financing                           240,483            222,022
                                                                                    -------------      -------------
                                                                                    -------------      -------------

    Long-term debt, less current maturities                                         $  949,085         $  740,507
                                                                                    -------------      -------------
                                                                                    -------------      -------------

     (a) Although the term notes and certain borrowings under the asset-based line of credit have scheduled repayment dates, these borrowings may be due upon demand in the event US Bancorp (formerly U.S. Bank) requires demand repayment on the asset-based line of credit. Accordingly, these borrowings have been classified as current obligations in the December 31, 1998 and 1997 balance sheets. Scheduled payments on the U.S. Bancorp credit facilities in 1999 through 2002 range from $497,333 to $554,000 annually and a scheduled payment of $1,656,667 in 2003.

     On January 24, 1996, the Company and Sanwa Business Credit Corporation (Sanwa) entered into a Loan and Security Agreement to restructure its guarantee of the debt obligation underlying the Eden Prairie Facility, which included the following agreements: a Senior Subordinated Secured Promissory Note (Senior Note) in the amount of $2,780,000; a Junior Subordinated Secured Promissory Note (Junior Note) in the amount of $1,000,000; a Mortgage, Assignment of Leases and Rents, Security Agreement and Financing Statement; a Patent Security Agreement; an Income-Sharing Agreement; and a Common Stock Warrant Agreement.

REUTER MANUFACTURING, INC.
NOTES TO FINANCIAL STATEMENTS, CONTINUED


5.   FINANCING ARRANGEMENTS, CONTINUED:

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

     As a result of the transactions described above, the Company recognized an extraordinary gain on debt restructuring of approximately $3,400,000 in the second quarter of 1997. There was no income tax effect related to the extraordinary gain due to the net operating loss carryforwards available to the Company, as well as the Company's continued insolvency for tax purposes subsequent to the debt restructuring.

     On December 3, 1997, the Company entered into an agreement with US Bancorp, pursuant to which US Bancorp made credit facilities of up to $8,670,000 available to the Company. The credit facilities consist of an asset-based line of credit with availability of up to $5,000,000, as defined, and three term notes of $2,400,000, $1,000,000 and $270,000, respectively. The credit facilities were used to repay the Company's previous asset-based line of credit of approximately $2,200,000 and the remaining balance of approximately $2,500,000 owed to Sanwa under the Senior Note. As a result of this refinancing, the Company recognized an extraordinary gain on debt restructuring of approximately $363,000 in the fourth quarter of 1997.

     In June 1998, the Company amended the US Bancorp agreement to increase the interest rate to the US Bancorp reference rate plus 2.25% and extend the agreement an additional year, expiring in December 2000. Furthermore, in December 1998, the agreement was amended to defer principal payments to April 1, 1999. The Company will be required to resume regular monthly principal payments of $46,166 on April 1, 1999, and increase the monthly principal payments to $92,333 beginning November 1, 1999 until the previously deferred principal is paid.

     The credit facilities with US Bancorp prohibit the payment of dividends and limit capital expenditures. The credit facilities agreement includes a subjective material adverse change clause under which the borrowings could become due and payable.

REUTER MANUFACTURING, INC.
NOTES TO FINANCIAL STATEMENTS, CONTINUED

5.   FINANCING ARRANGEMENTS, CONTINUED:

     The aggregate maturities of long-term equipment financing, excluding scheduled payments of the US Bancorp credit facilities as set forth in (a) above, are as follows:

                       1999                                                   $      240,483
                       2000                                                          313,687
                       2001                                                          237,028
                       2002                                                          105,596
                       2003                                                              734
                                                                              ---------------

                       Total maturities of long-term equipment financing      $      897,528
                                                                              ===============


     CARRYING VALUE OF FINANCIAL INSTRUMENTS:

     The carrying value of the Company's financial instruments approximates fair value at December 31, 1998.

6.   STOCKHOLDERS' EQUITY (DEFICIENCY):

     The Company's Stock Option Plans (the Plans) provide for grants of stock options. The number of common shares available for grant pursuant to the Plans were 344,583 and 439,500 as of December 31, 1998 and 1997, respectively. Options become exercisable over periods of up to four years from the date of grant and expire 10 years from the date of grant.

     The following summarizes all option activity under the Plans:


                                                                                                             WEIGHTED
                                                                                           OPTIONS           AVERAGE
                                                                                         OUTSTANDING      EXERCISE PRICE
        Balances, December 31, 1996                                                          353,500         $1.04

        Options cancelled                                                                     (4,000)         2.49
        Options granted                                                                      114,000          4.41
        Options exercised                                                                    (90,000)          .42
                                                                                     -----------------

        Balances, December 31, 1997                                                          373,500          2.20

        Options cancelled                                                                   (147,007)         2.40
        Options granted                                                                      227,924          1.97
        Options exercised                                                                    (46,500)          .49
                                                                                     -----------------

        Balances, December 31, 1998                                                          407,917          1.96
                                                                                     -----------------
                                                                                     -----------------

        Options exercisable at December 31, 1998                                             276,250          1.84
                                                                                     -----------------
                                                                                     -----------------


REUTER MANUFACTURING, INC.
NOTES TO FINANCIAL STATEMENTS, CONTINUED




   6.   STOCKHOLDERS' EQUITY (DEFICIENCY), CONTINUED:

        The following table summarizes information about fixed price stock options outstanding at December 31, 1998:


                                                       OPTIONS OUTSTANDING                  OPTIONS EXERCISABLE

                                               ------------------------------------  -----------------------------------
                                                    WEIGHTED
                             SHARES UNDER            AVERAGE            WEIGHTED           NUMBER           WEIGHTED
            RANGE OF          OPTIONS AT            REMAINING           AVERAGE        EXERCISABLE AT        AVERAGE
            EXERCISE         DECEMBER 31,       CONTRACTUAL LIFE        EXERCISE        DECEMBER 31,        EXERCISE
             PRICES              1998               (MONTHS)             PRICE              1998              PRICE
           $ .1875 - .50              93,500            85            $        .42               93,500   $         .42
           .6250 - .8281             131,917           114                     .81               71,917             .78
           1.50 - 2.4688              66,000           103                    1.96               30,000            1.65
          3.375 - 4.4375              86,000            95                    4.34               50,333            4.27
          4.875 - 5.1875              30,500            95                    4.90               30,500            4.90




        STOCK-BASED COMPENSATION:

        Had compensation cost for the Plans been determined based on the fair value of options at the grant date for awards in 1998 and 1997, the Company's pro forma net income (loss) and net income (loss) per share would have been as follows:

                                                                                           1998              1997

        Net income (loss)                                                            $    (2,717,631)  $     4,921,100

        Basic net income (loss) per share                                                      $(.56)            $1.13


        Diluted net income (loss) per share                                                    $(.56)            $1.08


        The pro forma effect on net income (loss) for 1998 and 1997 is not fully representative of the pro forma effect on net income (loss) in future years because these years do not take into consideration pro forma compensation expense related to grants made prior to 1995.

        Stock-based compensation costs computed in accordance with SFAS 123 for options granted during 1998 and 1997 were $299,443 and $412,260, respectively, for the Plans. The aggregate fair value was estimated at the date of grant, utilizing the Black-Scholes option pricing model with the following key assumptions:


                                     ASSUMPTIONS                                      1998                 1997
          Risk free interest rates                                                 4.8% - 5.7%         6.2% - 6.6%
          Volatility                                                                  111%                 99%
          Expected lives (months)                                                      72                   72



        The Company does not anticipate paying dividends in the near future.

REUTER MANUFACTURING, INC.
NOTES TO FINANCIAL STATEMENTS, CONTINUED



   6.   STOCKHOLDERS' EQUITY (DEFICIENCY), CONTINUED:

        WARRANTS:

        In April 1997, in connection with the private placement of common stock (Note 5), the Company granted the underwriter a five-year warrant to purchase 50,000 shares of the Company's common stock with an exercise price of $3.60 per share, exercisable immediately.

        In December 1998, in connection with the private placement of debentures (Note 5), the Company granted five-year warrants to purchase 350,000 shares of the Company's common stock at an exercise price of $.6625 per share, exercisable immediately.

   7.   INCOME TAXES:

        The following table sets forth the components of the tax-effected deferred tax assets and liabilities as of December 31, 1998 and 1997:


                                                                                           1998              1997
        Net operating losses available for carryforward
              (expire 2004 to 2018)                                                  $    10,195,000   $    10,192,000
        Accelerated depreciation for tax reporting purposes                                 (124,000)         (143,000)
        Other future deductible temporary differences, net                                   224,000           273,000
                                                                                     ----------------- -----------------

        Net deferred tax asset before valuation allowance                                 10,295,000        10,322,000

        Valuation allowance                                                              (10,295,000)      (10,322,000)
                                                                                     ----------------- -----------------

                                                                                     $       -         $       -
                                                                                     ----------------- -----------------
                                                                                     ----------------- -----------------



     The Company has established a valuation allowance for any tax benefits for which management believes, based on the relative weight of currently available evidence, that it is "more likely than not" that the related net deferred tax asset will not be realized. As a result, no tax benefit has been provided for the net loss incurred during the year ended December 31, 1998.

     Under the Internal Revenue Code, certain stock transactions, including sales of stock and the granting of warrants to purchase stock, may limit the amount of net operating loss carryforwards that may be utilized on an annual basis to offset taxable income in future periods.

REUTER MANUFACTURING, INC.
NOTES TO FINANCIAL STATEMENTS, CONTINUED


7.   INCOME TAXES, CONTINUED:

     Reconciliation of the income tax computed at the federal statutory rate to the actual income tax provision is as follows:

                                                                                           1998              1997
        (Benefit) provision at federal statutory rate                                $      (882,264)  $     1,784,217

        Limitation of net operating loss carryforward benefit                                882,264

        Utilization of net operating loss carryforward benefit and deduction
             of other items for tax purposes                                                 -              (1,784,217)
                                                                                     ----------------- -----------------
             Income tax provision                                                    $       -         $       -
                                                                                     ----------------- -----------------


   8.   EMPLOYEE BENEFIT PLANS:

     All employees who are at least 21 years of age and have completed six months of service and have worked at least 1,000 hours are eligible to participate in the Company's 401(k) Retirement Savings Plan and Profit Sharing Plan. The Company may make 401(k) matching contributions and profit sharing contributions at the discretion of the Board of Directors. The Company accrued 401(k) matching contributions and profit sharing contributions of $60,000 as of December 31, 1997.

   9.   SIGNIFICANT CUSTOMER INFORMATION:

     Two of the Company's customers account for the following percentage of net sales:


                                                               1998                                 1997
                                                -----------------------------------  -----------------------------------
                                                     AMOUNT               %               AMOUNT               %

        Customer A                              $     5,332,516         43.5%        $    11,363,249         63.0%

        Customer B                                    1,619,276         13.2%                206,570          1.2%

     Accounts receivable credit concentrations associated with these customers at December 31, 1998 and 1997, totaled $708,401 and $937,042, respectively. Inventories related to production in process according to these customers' specifications at December 31, 1998 and 1997, were $931,372 and $758,436, respectively.

     The Company received notification from Customer A in August 1997 of a temporary reduction in scheduled shipments of one high-volume product, which constitutes a substantial portion of sales to the customer. This reduction in scheduled shipments to this customer continued in 1998.

REUTER MANUFACTURING, INC.
NOTES TO FINANCIAL STATEMENTS, CONTINUED


  10.   ENVIRONMENTAL CONTINGENCY:

     During December 1997, in connection with obtaining the Company's new credit facilities described in Note 5, the Company was required to have an environmental inspection of its manufacturing facility. As part of conducting a Phase I and Phase II investigation of this facility, soil boring and groundwater work indicated the presence of hazardous substances and petroleum products within the soil and groundwater located beneath the site. The Company notified the applicable regulatory agency and is working with that agency to resolve these issues. However, because the results are still preliminary, the Company is not able to assess whether the Company will ultimately be held liable for the presence of these substances at the site nor the Company's exposure if it is found liable. There can be no assurance that the outcome of these matters and associated costs will not have a material adverse effect on the Company's business, financial condition, results of operations and liquidity in any future period. The Company accrued $20,000 during 1997 for the cost of further investigation and remediation action which has been postponed until 1999.

  11.   ACQUISITION OF LICENSING AND MANUFACTURING RIGHTS FOR LABORATORY
        CENTRIFUGES:

     On July 25, 1997, the Company and Hill Bioscience, Inc. (Hill) entered into a product development, licensing, manufacturing and marketing agreement (the Agreement) covering certain micro-centrifuges technology. Terms of the Agreement required the Company to pay Hill $50,000 of cash and issue to Hill $50,000 of Reuter Manufacturing, Inc. common stock (11,111 shares). The Agreement also requires the Company to loan Hill $25,000 to be repaid in five quarterly installments of $5,000, commencing in July 1998. The Company recorded an intangible asset of $100,000 during the third quarter of 1997, to be amortized over three years. In return, Hill issued the Company 10% of its outstanding common stock. The Company has not assigned a value to the common stock received from Hill, since Hill is privately held and the fair value is not considered to be material to the Company's financial position. Due to losses relating to this product, the Agreement was cancelled in September 1998, accordingly, during the third quarter of 1998, the 11,111 shares originally issued to Hill were returned to the Company, and the note receivable and related intangibles were written off.

REUTER MANUFACTURING, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997


                  COLUMN A                          COLUMN B         COLUMN C         COLUMN D              COLUMN E
                  --------                          --------         --------         --------              --------
                                                                     ADDITIONS
                                                   BALANCE AT       CHARGED TO       DEDUCTIONS             BALANCE
                                                   BEGINNING         COSTS AND          FROM                 AT END
               CLASSIFICATION                      OF PERIOD         EXPENSES         ALLOWANCE            OF PERIOD

Year ended December 31, 1997:
     Inventories                                 $      250,000    $      81,831    $    (26,831) (2)    $      305,000
     Allowance for doubtful accounts                     25,000            7,254          (7,254) (1)            25,000

Year ended December 31, 1998:
     Inventories                                        305,000          125,664        (225,664) (2)           205,000
     Allowance for doubtful accounts                     25,000              641            (641) (1)            25,000


(1)     Write-off of accounts receivable

(2)     Write-off of inventories


                                     SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 24, 1999                     REUTER MANUFACTURING, INC.


                                           By: /s/ Michael J. Tate
                                               -----------------------------
                                           Michael J. Tate, President, Chief
                                           Executive Officer and Chief
                                           Financial Officer


      Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below on March 24, 1999 by the following persons on behalf of the Registrant and in the capacities indicated.


Signature                               Title
---------                               -----
/s/ James W. Taylor                     Chairman of the Board and Director
-----------------------------
James W. Taylor

/s/Michael J. Tate                      President, Chief Executive Officer
-----------------------------           Chief Financial Officer and Director
Michael J. Tate                         (principal executive and financial
                                         officer)

/s/ William H. Johnson                  Vice President, Controller and Secretary
------------------------------          (principal accounting officer)
William H. Johnson

/s/ Robert E. Cieslukowski              Director
------------------------------
Robert E. Cieslukowski

/s/ Kenneth E. Daugherty                Director
------------------------------
Kenneth E. Daugherty

/s/ M. Karen Gilles                     Director
------------------------------
M. Karen Gilles

/s/ Robert W. Heller                    Director
------------------------------
Robert W. Heller

/s/ Edward E. Strickland                Director
------------------------------
Edward E. Strickland


                             REUTER MANUFACTURING, INC.

                           EXHIBIT INDEX TO ANNUAL REPORT
                                   ON FORM 10-KSB
                    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998


Item No.  Item                                     Method of Filing
-------   ----                                     ----------------
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

10.8   1997 Non-Employee Director Stock
       Option Plan . . . . . . . . . . . . . .     Incorporated by reference to
                                                   Exhibit 10.8 to the Company's
                                                   Annual Report on Form 10-KSB for
                                                   the year ended December 31, 1997
                                                   (File No. 0-1561)

10.9   Option Agreement between Edward E.
       Strickland and the Company. . . . . . .     Incorporated by reference to
                                                   Exhibit 10.10 to the Company's
                                                   Annual Report on Form 10-K for
                                                   the year ended December 31, 1991
                                                   (File No. 0-1561)

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



10.11  Installment Note payable by Reuter
       Recycling, Inc. to Sanwa Business
       Credit Corporation and Term Loan
       And Security Agreement between
       Reuter Recycling, Inc., the Company
       And Sanwa Business Credit Corporation,
       Both dated May 6, 1988. . . . . . . . . .   Incorporated by reference to
                                                   Exhibit 28(a) to the Company's
                                                   Current Report on Form 8-K dated
                                                   May 6, 1988 (File No. 0-1561)

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


10.15  Senior Subordinated Secured Promissory
       Note, dated December 31, 1995, between
       The Company and Sanwa Business Credit
       Corporation.. . . . . . . . . . . . . . . .  Incorporated by reference to
                                                    Exhibit 2.2 to  the Company's
                                                    Current Report on Form 8-K,
                                                    dated January 24, 1996 (File No.
                                                    0-1561)


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

10.17  Mortgage, Security Agreement and
       Fixture Financing Statement, dated
       December 31, 1995, between the
       Company and Sanwa Business
       Credit Corporation. . . . . . . . . . . . .  Incorporated by reference to
                                                    Exhibit 2.4 to  the Company's
                                                    Current Report on Form 8-K,
                                                    dated January 24, 1996 (File No.
                                                    0-1561)

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

10.23  Standstill Agreement, dated
       December 31,1995, among James
       Taylor, the Company And Sanwa
       Business Credit Corporation . . . . . . . .   Incorporated by reference to
                                                     Exhibit 2.10 to the Company's
                                                     Current Report on Form 8-K,
                                                     dated January 24, 1996 (File No.
                                                     0-1561)

10.24  Amendment to Loan and
       Security Agreement dated
       April 18, 1997, between the
       Company and Sanwa Business Credit
       Corporation . . . . . . . . . . . . . . . .   Incorporated by reference to
                                                     Exhibit 10.1 to the Company's
                                                     Quarterly Report on Form 10-QSB,
                                                     for the quarter ended March 31,
                                                     1997 (File No. 0-1561)

10.25  Release and Termination
       Agreement, dated April 18, 1997,
       by Sanwa Business Credit
       Corporation for the benefit of
       the Company . . . . . . . . . . . . . . . .    Incorporated by reference to
                                                      Exhibit 10.2 to the Company's
                                                      Quarterly Report on Form 10-QSB,
                                                      for the quarter ended March 31,
                                                      1997 (File No. 0-1561)

10.26  Release and Termination
       Agreement, dated April 18, 1997,
       by Sanwa Business Credit Corporation
       for the benefit of James W. Taylor . . . . .   Incorporated by reference to
                                                      Exhibit 10.3 to the Company's
                                                      Quarterly Report on Form 10-QSB,
                                                      for the quarter ended March 31,
                                                      1997 (File No. 0-1561)

10.27  Release and Termination
       Agreement, dated April 18, 1997,
       by Sanwa Business Credit Corporation
       for the benefit of
       Edward E. Strickland. . . . . . . . . . . .    Incorporated by reference to
                                                      Exhibit 10.4 to the Company's
                                                      Quarterly Report on Form 10-QSB,
                                                      for the quarter ended March 31,
                                                      1997 (File No. 0-1561)


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

23.1   Consent of PricewaterhouseCoopers LLP. . . .    Filed herewith electronically

27.1   Financial Data Schedule. . . . . . . . . . .    Filed herewith electronically

                                        46