Form 10QSB
period 1999-03-31
REUTER MANUFACTURING INC
filed 1999-05-14
CIK 83490

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1999

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
            For the transition period from           to

                          Commission File Number 0-1561

                           REUTER MANUFACTURING, INC.
             (Exact name of registrant as specified in its charter)

          MINNESOTA                                   41-0780999
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

   410 - 11TH AVENUE SOUTH, HOPKINS, MINNESOTA                  55343
 (Address of principal executive offices)                     (Zip Code)

                                  612/935-6921
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X .    No.     .

As of May 14, 1999, there were 4,898,885 shares of the registrant's $.1875 par value Common Stock outstanding.

      PART I. FINANCIAL INFORMATION

      ITEM 1. FINANCIAL STATEMENTS.

      REUTER MANUFACTURING, INC.
      BALANCE SHEETS

                                                                    March 31,
                                                                       1999             December 31,
                                                                    (Unaudited)              1998
                                                                    -----------         ------------
                                             ASSETS

Current assets:
  Cash                                                                $      2,109    $    179,875
  Receivables, net of allowances of $25,000
    at March 31, 1999 and  December 31, 1998                             1,758,740       1,432,723
  Inventories                                                            1,968,665       2,027,040
  Other current assets                                                      13,972          44,685
                                                                      ------------    ------------

     Total current assets                                                3,743,486       3,684,323

Property, plant and equipment, net                                       3,981,039       4,027,404
                                                                      ------------    ------------

     Total assets                                                     $  7,724,525    $  7,711,727
                                                                      ------------    ------------
                                                                      ------------    ------------
                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
  Asset-based line of credit and term obligations, bank               $  5,718,657    $  5,610,405
  Current maturities of long-term equipment financing                      396,410         240,483
  Accounts payable, trade                                                1,227,217       1,198,469
  Accrued expenses                                                         728,079         792,260
                                                                      ------------    ------------

      Total current liabilities                                          8,070,363       7,841,617

Long-term equipment financing, less current maturities                     637,297         657,045
Debentures payable                                                         339,280         292,040
Other liabilities                                                           36,078          50,160

Commitments and contingencies

Stockholders' equity (deficiency):
  Preferred stock, par value $.01 per share;
      authorized 2,500,000 shares; none issued
  Common stock, par value $.1875 per share;
      authorized 9,000,000 shares;  issued and
      outstanding 4,898,885 shares at
      March 31, 1999 and December 31, 1998                                 918,541         918,541
  Additional paid-in capital                                            17,840,393      17,832,113
  Accumulated deficit                                                  (20,117,427)    (19,879,789)
                                                                      ------------    ------------

     Total stockholders' equity (deficiency)                            (1,358,493)     (1,129,135)
                                                                      ------------    ------------

         Total liabilities and stockholders' equity (deficiency)      $  7,724,525    $  7,711,727
                                                                      ------------    ------------
                                                                      ------------    ------------



The accompanying notes are an integral part of the financial statements.

      REUTER MANUFACTURING, INC.
      STATEMENTS OF OPERATIONS


                                                         (Unaudited)
                                                 For the three months ended
                                                          March 31,
                                                   1999          1998
                                               -----------    -----------

Net sales                                      $ 2,946,155    $ 3,658,120
Cost of sales                                    2,513,457      3,279,858
                                               -----------    -----------

     Gross profit                                  432,698        378,262

Selling, general and administrative expenses       470,147        673,590
                                               -----------    -----------

      Operating loss                               (37,449)      (295,328)
                                               -----------    -----------

Other (expense) income:
   Interest expense                               (185,392)      (157,323)
   Other, net                                      (14,797)        13,698
                                               -----------    -----------

      Total other expense, net                    (200,189)      (143,625)
                                               -----------    -----------

         Net loss                              $  (237,638)   $  (438,953)
                                               -----------    -----------
                                               -----------    -----------


      Net loss per share (basic and diluted)   $     (0.05)   $     (0.09)
                                               -----------    -----------
                                               -----------    -----------
Weighted average common shares outstanding
     (basic and diluted):                        4,898,885      4,863,557
                                               -----------    -----------
                                               -----------    -----------




The accompanying notes are an integral part of the financial statements.

      REUTER MANUFACTURING, INC.
      STATEMENTS OF CASH FLOWS

                                                                                  (Unaudited)
                                                                        For the three months ended March 31,

-------------------------------------------------------------------------------------------------------------

                                                                              1999          1998

-------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net loss                                                              $  (237,638)   $  (438,953)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
  Depreciation                                                              199,795        218,575
  Amortization of intangible assets                                                         20,492
  Stock compensation                                                          5,520
  Provision for write-down of inventories                                   (30,000)       (30,000)
  Changes in operating assets and liabilities:
    Receivables                                                            (326,017)      (461,234)
    Inventories                                                              88,375        126,826
    Other current assets                                                     30,713         (2,397)
    Accounts payable, trade                                                  28,748        156,137
    Accrued expenses                                                        (64,181)       133,999
    Other liabilities                                                       (14,082)       (13,875)
                                                                        -----------    -----------

Net cash used in operating activities                                      (318,767)      (290,430)
                                                                        -----------    -----------

Cash flows from investing activities:
  Additions to property, plant and equipment                                (13,157)       (72,250)
                                                                        -----------    -----------

Net cash used in investing activities                                       (13,157)       (72,250)
                                                                        -----------    -----------

Cash flows from financing activities:
  Repayment of long-term equipment financing                                 (4,094)       (50,154)
  Proceeds from asset-based line of credit and term obligations, bank     2,795,988      3,714,793
  Repayment of asset-based line of credit                                (2,687,736)    (3,219,417)
  Proceeds from private placement of debentures                              50,000
  Proceeds from exercise of stock options                                                      210
                                                                        -----------    -----------

Net cash provided by financing activities                                   154,158        445,432
                                                                        -----------    -----------

Net (decrease) increase in cash                                            (177,766)        82,752
Cash, beginning of year                                                     179,875        113,234
                                                                        -----------    -----------

Cash, end of period                                                     $     2,109    $   195,986
                                                                        -----------    -----------
                                                                        -----------    -----------

Supplemental disclosures of cash flow information:
      Cash paid for interest                                            $   185,996    $   151,439

Noncash investing and financing activities:
      Purchase of equipment in exchange for notes payable                   140,273         71,284



The accompanying notes are an integral part of the financial statements.

                           Reuter Manufacturing, Inc.
                          Notes to Financial Statements
                                   (Unaudited)

1.       FINANCIAL STATEMENTS:

         The unaudited financial statements of Reuter Manufacturing, Inc. (the "Company") for the three month periods ended March 31, 1999 and March 31, 1998, reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position at March 31, 1999, and the results of operations and cash flows for the reported periods. The results of operations for any interim period are not necessarily indicative of results expected for the full year. The December 31, 1998, balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These unaudited interim financial statements should be read in conjunction with the financial statements and related notes for the year ended December 31, 1998, which were included in the Company's 1998 Annual Report on Form 10-KSB.

         EARNINGS PER SHARE:

         Basic earnings per common share is computed using the weighted average number of shares outstanding for the period. Diluted earnings per common share is computed using the weighted average number of shares outstanding per common share adjusted for the incremental shares attributed to outstanding stock options under the Company's stock option plans and stock purchase warrants.

         The Company incurred a loss for the three month periods ended March 31, 1999 and March 31, 1998, and as a result, incremental shares attributable to the assumed exercise of stock options and warrants were excluded from the computation of diluted earnings per share as the effect would be antidilutive. At March 31, 1999, the Company had 395,275 stock options and 450,000 stock purchase warrants outstanding, which may be dilutive in future periods.

2.       SIGNIFICANT CUSTOMERS:

         The Company has certain customers which comprise a significant percentage of net sales as follows:


                                            (Unaudited)
                                 Net sales for the three months
                                         ended March 31,
                                     1999                  1998
                              --------------      ---------------
                              Amount       %      Amount        %

              Customer A   $1,642,484     55.8% $1,537,993     42.0%

              Customer B         --     --         683,536     18.7%

              Customer C      333,295     11.3%    147,426      4.0%

         Accounts receivable credit concentrations associated with customers A and C at March 31, 1999, totaled $1,023,738. Inventory related to production in process according to customers' specifications for customers A and C at March 31, 1999, was $793,500.

3.       ASSET-BASED LINE OF CREDIT:

         The Company has an asset-based line of credit agreement with US Bancorp. Starting in December 1998, the Company began deferring principal payments of approximately $46,166 per month under its asset-based line of credit and approximately $18,500 per month in principal payments to its machine tool vendors through March 1999. The Company began making regular monthly principal payments under its asset-based line of credit and machine tool notes in April 1999, and is required under the asset-based line of credit agreement with US Bancorp to make double the monthly principal payments, in the amount of $92,333, beginning November 1, 1999, for four months until the deferred principal payments are repaid. The Company has a similar commitment to make double the monthly principal payments, of approximately $37,000 per month, to its machine tool vendors for four months also beginning November 1, 1999. The Company paid US Bancorp a fee of $2,500 for each of the four months that the Company deferred principal payments. The Company also agreed to extend its lending arrangement with US Bancorp until December 3, 2000. At March 31, 1999, the Company had borrowed approximately $5,719,000 and had additional availability of approximately $65,000 under its line of credit facilities. There can be no assurance that the Company would be able to obtain such financing on terms acceptable to the Company or at all.

4.       PRIVATE PLACEMENT OF DEBENTURES WITH WARRANTS

         US Bancorp agreed to defer principal payments of approximately $46,166 per month through March 1999 contingent upon the Company raising a minimum of $350,000 through an equity/debt offering and contingent upon the Company successfully negotiating with its other machine tool vendors, with whom the Company has financing with, for the Company to defer making principal repayments for the same amount of time as US Bancorp. At December 31, 1998, the Company had raised $350,000 through a private offering of debentures with warrants. In February 1999, the Company received an additional $50,000 investment in the private offering of debentures. The debentures bear interest at 13% per annum and are due on December 31, 2001. In connection with the private placement of debentures, the Company granted five-year warrants to purchase 400,000 shares of the Company's common stock at an exercise price of $0.6625 per share, exercisable immediately. The Company is using the proceeds from the private offering to fund operations.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Company is principally a contract manufacturer of precision machined products and assemblies for medical and industrial original equipment manufacturers ("OEM"). The Company manufactures on a contract basis, among other items, close tolerance bearing-related assemblies for the medical device industry. In order to differentiate itself from its competitors, the Company emphasizes its design engineering and manufacturing engineering capability and support. The Company continues to manufacture and sell, under the Reuter name, self-powered oil centrifuges and laboratory centrifuges, which are sold by the Company's sales force to OEM's, end users, and to distributors. Late in 1998, the Company began to manufacture and ship specialized cryogenic parts that work in temperature sensitive environments. During 1999, management is exploring several opportunities to expand its high-speed spinning capabilities in the industries of wastewater treatment, cooking oil extension and machine coolant cleaning. Management is also expanding its manufacturing of custom high-speed spindles and associated components, such as motors, bearings and customized machine parts.

         Throughout 1998, the Company experienced a decrease in sales for one of its blood centrifuge models to the Company's largest customer. Until August 1997, this product was being produced and shipped in large quantities to that customer. Beginning mid-February 1999, sales of this particular blood centrifuge model began to increase. In addition, this customer continues to order and take delivery of other products manufactured by the Company. The Company's efforts to attract industrial and cryogenic product customers resulted in some improvement in sales during the first quarter of 1999. There can be no assurance that sales to the Company's largest customer will return to expected or previous levels or that sales of other products will be sufficient to achieve positive cash flow or profitability. The Company's ability to continue operations is dependent on its ability to increase sales and maintain adequate margins on sales and the ability to continue borrowing under its credit facilities with US Bancorp. If the Company is unable to increase sales from current levels and generate positive cash flows from operations, it would be unable to meet its debt service requirements and may be forced to cease operations or may need to seek protection under U.S. bankruptcy laws. Due to the lower sales and the resulting impact on cash, the Company continues to explore additional cash conservation and generation strategies.

RESULTS OF OPERATIONS

         The Company's net sales of $2,946,155 for the first quarter ended March 31, 1999 decreased by approximately 19.5% or $711,965 from $3,658,120 for the same period in 1998. Net sales from the medical, industrial, and proprietary products were $2,247,627, $573,625, and $124,903, respectively, for the first quarter ended March 31, 1999, compared to $2,232,197, $1,179,408, and $246,515, respectively, for the comparable period in 1998. The decrease in net sales was due primarily to decreased sales of industrial products (automotive fuel pump bushing and refurbished spindles) and engine products (oil centrifuges). The decrease in net sales was partially offset by increased sales of cryogenic parts. Sales to the Company's largest medical product customer were $1,642,484 or 55.8% of net sales for the first quarter of 1999, compared to $1,538,035 or 42.0% of net sales for the same period in 1998.

         Gross profit was 14.7% in the first quarter of 1999, compared to 10.3% for the same period in 1998. The improvement in gross profit for the first quarter of 1999 from 1998 was primarily due to lower wages and related lower benefit costs resulting from a reduction of 44 direct and indirect manufacturing employees and tighter cost control. Management has downsized the Company to a level commensurate with current sales volume.

         Selling, general and administrative expenses were $470,147 or 16.0% of net sales for the first quarter of 1999, compared to $673,590 or 18.4% of net sales for the same period in 1998. The decrease in selling, general and administrative expenses of $203,443 includes a reduction of $65,150, due to lower wages and related lower benefit costs resulting from the reduction of two employees and a reduction in travel-related expenses. Administrative expenses decreased approximately $138,293 in the first quarter of 1999, compared to the same quarter of 1998, primarily due to lower wages and related benefits resulting from a reduction of six employees from the March 31, 1998 level, a decrease in legal and accounting expenses, and lower expenses in general due to increased cost control and lower sales volume.

         In the first quarter of 1999, the Company had an operating loss of $37,449, compared to an operating loss of $295,328 in the same period of 1998. The improvement in the operating results for the first quarter of 1999 compared to 1998, was due principally to the aforementioned headcount reductions and lower benefit costs. In addition, the Company has improved operational efficiencies as a result of a better matching of its workforce requirements with sales volume.

         Other expenses, net, increased $56,564 for the first quarter of 1999 compared to the same period in 1998. The increase resulted primarily from higher interest expense of approximately $28,000, due to increased utilization of the Company's asset-based financing arrangement during the first quarter of 1999, and a gain of approximately $29,000 resulting from the sale of assets during the first quarter of 1998.

         The Company incurred a net loss during the first quarters of 1999 and 1998, and consequently did not record a provision for income taxes for these periods. The Company generally does not pay regular income taxes because of the availability of its net operating loss carryforwards. The Company is, however, generally subject to the alternative minimum tax under the Internal Revenue Code of 1986, as amended (the "Code"), because only 90% of the net operating loss carryforward is allowed as a deduction before arriving at the alternative minimum taxable income. Therefore, 10% of the Company's taxable income is generally subject to the flat alternative minimum tax rate of 21%. Because the Company did not generate taxable income during the first quarters of 1999 and 1998, no provision for income taxes was recorded.

         The effect of inflation on the Company's results has not been significant.

         The net loss for the first quarter of 1999 was $237,638 or $0.05 per basic and diluted share, compared to a net loss of $438,953 or $0.09 per basic and diluted share for the first quarter of 1998. The net loss for the first quarter of 1999 compared to the net loss for the same period in 1998 was due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 1999, the Company had a working capital deficiency of $4,326,877, compared to a working capital deficiency of $4,157,294 at December 31, 1998. The current ratio was .46 at March 31, 1999, compared to .47 at December 31, 1998. The increase in the working capital deficiency and the slight decrease in the current ratio are principally due to a decrease in cash generated from operations and an increase in borrowing under the Company's asset-based line of credit and term obligations. Although the term notes under the Company's asset-based line of credit have scheduled repayment dates, the term notes may be due upon demand in the event that the asset-based lender demands repayment. Accordingly, the Company has classified all of the amounts owing under the credit facilities at March 31, 1999 and December 31, 1998, as current liabilities. The credit facilities agreement includes a subjective material adverse change clause under which the borrowings could become due and payable.

         Net cash used in operating activities was $318,767 for the quarter ended March 31, 1999, compared to net cash used in operating activities of $290,430 for the quarter ended March 31, 1998. The decrease in cash flows from operating activities for the first quarter of 1999 from the first quarter of 1998 was due primarily to lower sales volume. The Company's ability to meet its continuing cash flow requirements in the future is dependent on achieving adequate sales and margins from its manufacturing operations.

         Net cash used in investing activities was $13,157 for the first quarter of 1999, compared to cash used in investing activities of $72,250 for the same period in 1998. The decrease was due to a reduction in capital expenditures during the first quarter of 1999.

          Net cash provided by financing activities was $154,158 for the first quarter of 1999, compared to cash provided by financing activities of $445,432 for the same period in 1998. The decrease was primarily due to decreased borrowings under the Company's asset-based line of credit to fund operating activities. The Company made principal payments of $4,094 toward financed equipment debt and did not make any principal repayments toward the term debt under the Company's asset-based line of credit for the first quarter of 1999. In October 1998, US Bancorp agreed to defer principal payments of approximately $46,166 per month through March 1999. The Company is required to resume regular monthly principal payments on April 1, 1999, and make double the monthly principal payment, or $92,333, beginning November 1, 1999, until the deferred principal payments are paid. The Company also paid US Bancorp a fee of $2,500 for the four months that the Company elected to defer principal payments. There can be no assurance that the lender will continue to provide credit to the Company. If US Bancorp demanded full payment of the credit facilities, the Company would need to obtain financing from another source. There can be no assurance that the Company would be able to obtain such financing on terms acceptable to the Company or at all. As of March 31, 1999, the Company had borrowed approximately $5,719,000 and had additional availability of approximately $65,000 under the credit facilities. In February 1999, the Company received the final investment of $50,000 from the private placement offering of debentures with warrants. The total liability relating to the debentures issued in this offering was $339,280 as of March 31, 1999. These debentures are due on December 31, 2001, although the Company has the right to prepay the debentures before this time. The proceeds are being used to fund operating activities.

GOING CONCERN UNCERTAINTY

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company incurred a net loss of $237,638 for the three months ended March 31, 1999 and has a working capital deficit and stockholders' deficiency of $4,326,877 and $1,358,493, respectively, at March 31, 1999. These factors, among others, indicate the Company may not be able to continue as a going concern for a reasonable period of time.

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

         The Company's ability to continue operations is dependent on its ability to increase sales and maintain adequate margins on sales, as well as its ability to maintain its current credit facilities with US Bancorp. In addition, if the Company is unable to increase sales from current levels and generate positive cash flows from operations, it would be unable to meet its debt service requirements and may be forced to cease operations or seek protection under U.S. bankruptcy laws. Accordingly, there can be no assurance that the Company will continue as a going concern in its current form. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

         The inventory phase also includes identifying third parties with whom the Company has material relationships. Where a third party is critical to a business process, efforts have been initiated to obtain Year 2000 compliance information to identify the degree of risk exposure the Company may encounter. During the quarter ended June 30, 1998, the Company sent a Year 2000 compliance survey to critical business partners. A follow-up survey is being sent during the second quarter of 1999 to all critical business partners who did not respond to the first survey or whose responses were not adequate. The Company is working with its significant customers to share Year 2000 information and determine their readiness. In addition, the Company is working with its suppliers in an effort to ensure adequate supplies of raw materials.

         The internal inventory phase was substantially completed in December 1998. Regular contact with third parties with whom the Company has material relationships will continue through 1999.

         Evaluation - This phase involves computer program code review and testing, vendor contacts and System testing. Some Systems, upon inspection, are determined to be non-compliant and are immediately placed on the remediation schedule. Some Systems require testing to determine compliance status. As of May 4, 1999, the evaluation phase was approximately 85% complete.

         Remediation - In this phase each System is either fixed, replaced or removed. The Company's financial and manufacturing software has been tested and found to be Year 2000 compliant. The Company's operating system and office product software is not compliant and the Company plans to replace these systems when it is available and deemed compliant by the manufacturer. This compliant software is anticipated to be available in the second or third quarter of 1999. The Company estimates that as of May 4, 1999, the remediation planning phase was approximately 75% complete.

         Contingency Planning - The Company is currently developing a contingency and disaster recovery program designed to continue critical processes in the event the Company experiences Year 2000 disruptions despite remediation and testing. Contingency plans are expected to be completed during the quarter ending September 30, 1999. The Company estimates that as of May 4, 1999, the contingency planning phase is approximately 25% complete. Management expects this plan to be completed by the fourth quarter of 1999.

         Costs - Preliminary cost estimates for achieving Year 2000 compliance of the Company are approximately $50,000, including $40,000 in capital costs and $10,000 of operating expense, with approximately $7,000 of expenses having been incurred to date. A majority of the remaining costs are anticipated to be incurred in 1999. No material resource constraints have been encountered to date. Although management believes this estimate to be reasonable, there can be no assurance that this amount will be adequate to address the matter on a timely basis.

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

SUMMARY

         In summary, the Company had a disappointing first quarter ending March 31, 1999. However, the Company incurred a smaller loss on lower sales volume, compared to the first quarter of 1998. Also, previous interrupted shipments of one blood centrifuge model to the Company's largest customer began to resume mid-February 1999. The Company has taken action to control its operating expenses, reduce overhead, restructure payment terms with its asset-based lender and other equipment vendors, and has secured an infusion of $400,000 ($350,000 during 1998 and $50,000 during 1999) in proceeds from a private placement of debentures with warrants to fund operating activities until sales recover. There can be no assurance that these actions and future actions, if necessary, will be sufficient for the Company to continue to meet its continuing cash flow requirements in the future.

         Except for the historical financial information reported above, this Form 10-QSB contains forward-looking statements that involve risk and uncertainties, including references to anticipated sales volume, the risk associated with establishing new or improving existing relationships with customers of the Company, other business development activities, anticipated financial performance, business prospects, and similar matters. In addition, the Company has a high concentration of business with one major customer and reductions in scheduled shipments to this customer were primarily responsible for the net losses in the prior year. There can be no assurance that this customer will resume shipments to prior or expected levels. Because of these and other uncertainties, actual results could differ materially from those reflected in the forward-looking statements.

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports

a) Exhibits.
     ITEM NO.     ITEM                            METHOD OF FILING

         27.1     Financial Data Schedule         Filed herewith electronically

(b)      Reports on Form 8-K.
         There were no reports on Form 8-K which were filed during the first quarter of 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           REUTER MANUFACTURING, INC.
                                  (Registrant)




Date:  MAY 14, 1999             By: /S/  MICHAEL J. TATE
       --------------------         --------------------------------------------

                                    Michael J. Tate
                                    President, Chief Executive Officer and Chief
                                    Financial Officer (principal executive and financial officer)



Date:  MAY 14, 1999             By: /S/  WILLIAM H. JOHNSON
       --------------------         --------------------------------------------

                                    William H. Johnson
                                    Vice President, Controller and Secretary
                                    (principal accounting officer)

                           REUTER MANUFACTURING, INC.

                              EXHIBIT TO QUARTERLY
                              REPORT ON FORM 10-QSB
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999


    ITEM NO.      ITEM                             METHOD OF FILING

         27.1     Financial Data Schedule          Filed herewith electronically