Form 10QSB
period 1999-06-30
REUTER MANUFACTURING INC
filed 1999-08-16
CIK 83490

                           UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549

                            FORM 10-QSB
(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
                     For the quarterly period ended June 30, 1999

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
                     For the transition period from      to
                                                   ------  ------

                       Commission File Number 0-1561

                          REUTER MANUFACTURING, INC.
        (Exact name of registrant as specified in its charter)

          MINNESOTA                              41-0780999
-------------------------------       ------------------------------------
(State or other jurisdiction of       (I.R.S. Employer Identification No.)
 incorporation or organization)

   410 - 11TH AVENUE SOUTH, HOPKINS, MINNESOTA                  55343
----------------------------------------------                ---------
 (Address of principal executive offices)                     (Zip Code)

                               612/935-6921
---------------------------------------------------------------
           (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X .    No.   .
   -------      ---

As of August 13, 1999, there were 4,899,385 shares of the registrant's $.1875 par value Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

REUTER MANUFACTURING, INC.
BALANCE SHEETS


                                                                         June 30,
                                                                            1999                 December 31,
                                                                        (Unaudited)                  1998
                                                                    -------------------      -------------------
                                      ASSETS
 Current assets:
   Cash                                                             $                 -      $           179,875
   Receivables, net of allowances of $50,000 and $25,000
     at June 30, 1999 and December 31, 1998, respectively                     1,491,438                1,432,723
   Inventories                                                                1,828,515                2,027,040
   Other current assets                                                          26,654                   44,685
                                                                    -------------------      -------------------

      Total current assets                                                    3,346,607                3,684,323

 Property, plant and equipment, net                                           3,812,697                4,027,404
                                                                    -------------------      -------------------

      Total assets                                                  $         7,159,304      $         7,711,727
                                                                    -------------------      -------------------
                                                                    -------------------      -------------------

                   LIABILITIES AND STOCKHOLDERS' DEFICIENCY

 Current liabilities:
   Book overdraft                                                   $            40,816      $                 -
   Asset-based line of credit and term obligations, bank                      5,428,538                5,610,405
   Current maturities of long-term equipment financing                          398,542                  240,483
   Accounts payable, trade                                                    1,240,806                1,198,469
   Accrued expenses                                                             728,251                  792,260
                                                                    -------------------      -------------------

       Total current liabilities                                              7,836,953                7,841,617

 Long-term equipment financing, less current maturities                         568,582                  657,045
 Debentures payable                                                             344,800                  292,040
 Other liabilities                                                               30,713                   50,160

 Commitments and contingencies

 Stockholders' deficiency:
   Preferred stock, par value $.01 per share;
       authorized 2,500,000 shares; none issued
   Common stock, par value $.1875 per share;
       authorized 9,000,000 shares;  issued and outstanding
       4,899,385 and 4,898,885 shares at June 30, 1999
       and December 31, 1998, respectively                                      918,635                  918,541
   Additional paid-in capital                                                17,890,509               17,832,113
   Accumulated deficit                                                      (20,385,055)             (19,879,789)
   Unearned stock compensation                                                  (45,833)                       -
                                                                    -------------------      -------------------

      Total stockholders' deficiency                                         (1,621,744)              (1,129,135)
                                                                    -------------------      -------------------

          Total liabilities and stockholders' deficiency            $         7,159,304      $         7,711,727
                                                                    -------------------      -------------------
                                                                    -------------------      -------------------

        The accompanying notes are an integral part of the financial statements.

REUTER MANUFACTURING, INC.
STATEMENTS OF OPERATIONS


                                                      (Unaudited)                    (Unaudited)
                                               For the three months ended     For the six months ended
                                                         June 30,                     June 30,
                                                    1999          1998          1999            1998
                                               -----------    -----------    -----------    -----------
Net sales                                      $ 2,777,992    $ 3,046,450    $ 5,724,147    $ 6,704,570
Cost of sales                                    2,429,387      2,893,766      4,942,844      6,173,624
                                               -----------    -----------    -----------    -----------

     Gross profit                                  348,605        152,684        781,303        530,946
Selling, general and administrative expenses       443,769        563,152        913,916      1,236,742
                                               -----------    -----------    -----------    -----------

      Operating loss                               (95,164)      (410,468)      (132,613)      (705,796)
                                               -----------    -----------    -----------    -----------
Other (expense) income:
   Interest expense                               (193,831)      (166,481)      (379,223)      (323,804)
   Other, net                                       21,367          2,196          6,570         15,894
                                               -----------    -----------    -----------    -----------
      Total other expense, net                    (172,464)      (164,285)      (372,653)      (307,910)
                                               -----------    -----------    -----------    -----------

         Net loss                              $  (267,628)   $  (574,753)   $  (505,266)   $(1,013,706)
                                               -----------    -----------    -----------    -----------
                                               -----------    -----------    -----------    -----------

      Net loss per share (basic and diluted)   $     (0.05)   $     (0.12)   $     (0.10)   $     (0.21)
                                               -----------    -----------    -----------    -----------
                                               -----------    -----------    -----------    -----------

Weighted average common shares outstanding
     (basic and diluted)                         4,898,923      4,865,721      4,898,904      4,864,645
                                               -----------    -----------    -----------    -----------
                                               -----------    -----------    -----------    -----------

    The accompanying notes are an integral part of the financial statements.

REUTER MANUFACTURING, INC.
STATEMENTS OF CASH FLOWS


                                                                             (Unaudited)
                                                               For the six months ended June 30,

---------------------------------------------------------------------------------------------------

                                                                               1999           1998

---------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net loss                                                              $  (505,266)   $(1,013,706)
  Adjustments to reconcile net loss to net cash provided by
   (used in) operating activities:
  Depreciation                                                              400,651        420,500
  Amortization of intangible assets                                                         40,984
  Accretion of debentures payable                                            11,040
  Stock compensation                                                          4,167
  Provision for doubtful accounts                                            25,000
  Provision for write-down of inventories                                    50,000        (40,000)
  Changes in operating assets and liabilities:
    Receivables                                                             (83,715)       188,547
    Inventories                                                             148,525        411,986
    Other current assets                                                     18,031         10,352
    Accounts payable, trade                                                  42,337        (44,587)
    Accrued expenses                                                        (64,009)         9,625
    Other liabilities                                                       (19,447)       (26,751)
                                                                        -----------    -----------

Net cash provided by (used in) operating activities                          27,314        (43,050)
                                                                        -----------    -----------

Cash flows from investing activities:
  Additions to property, plant and equipment                                (45,671)      (111,965)
                                                                        -----------    -----------

Net cash used in investing activities                                       (45,671)      (111,965)
                                                                        -----------    -----------

Cash flows from financing activities:
  Book overdraft                                                             40,816
  Repayment of long-term equipment financing                                (70,677)      (108,625)
  Proceeds from asset-based line of credit and term obligations, bank     5,578,697      7,286,102
  Repayment of asset-based line of credit                                (5,760,564)    (6,932,072)
  Proceeds from private placement of debentures                              50,000
  Proceeds from exercise of stock options                                       210          2,520
                                                                        -----------    -----------

Net cash (used in) provided by financing activities                        (161,518)       247,925
                                                                        -----------    -----------

Net (decrease) increase in cash                                            (179,875)        92,910
Cash, beginning of year                                                     179,875        113,234
                                                                        -----------    -----------

Cash, end of period                                                     $      --      $   206,144
                                                                        -----------    -----------
                                                                        -----------    -----------

Supplemental disclosures of cash flow information:
      Cash paid for interest                                            $   382,545    $   313,394

Noncash investing and financing activities:
      Purchase of equipment in exchange for notes payable                   140,273         71,284


    The accompanying notes are an integral part of the financial statements.

                           Reuter Manufacturing, Inc.
                          Notes to Financial Statements
                                   (Unaudited)

1.   FINANCIAL STATEMENTS:

     The unaudited financial statements of Reuter Manufacturing, Inc. (the "Company") for the three month and six month periods ended June 30, 1999 and 1998, reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments), necessary to fairly state the financial position at June 30, 1999, and the results of operations and cash flows for the reported periods. The results of operations for any interim period are not necessarily indicative of results expected for the full year. The December 31, 1998, balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These unaudited interim financial statements should be read in conjunction with the financial statements and related notes for the year ended December 31, 1998, which are included in the Company's 1998 Annual Report on Form 10-KSB.

     EARNINGS PER SHARE:

     Basic earnings per common share is computed using the weighted average number of shares outstanding for the period. Diluted earnings per common share is computed using the weighted average number of shares outstanding per common share adjusted for the incremental dilutive shares attributed to outstanding stock options under the Company's stock option plans and stock purchase warrants.

     The Company incurred a loss for the three and six month periods ended June 30, 1999 and 1998, and as a result, incremental shares attributable to the assumed exercise of stock options and warrants were excluded from the computation of diluted earnings per share as the effect would be antidilutive. At June 30, 1999, the Company had 415,144 stock options and 450,000 warrants outstanding, which may have a dilutive effect on future earnings per share.


2.   SIGNIFICANT CUSTOMER:

     One customer accounted for 60.2% and 41.0% of net sales for the three months ended June 30, 1999 and 1998, respectively and accounted for 57.9% and 41.6% of net sales for the six months ended June 30, 1999 and 1998, respectively. Accounts receivable credit concentrations associated with this customer totaled $720,790 at June 30, 1999, and inventory related to production in process according to customers' specifications totaled $489,820 at June 30, 1999.

3.   ASSET-BASED LINE OF CREDIT:

     At June 30, 1999, the Company had borrowed approximately $5,429,000 and had additional availability of approximately $96,000 under its line of credit facilities. There can be no assurance that the lender will continue to provide credit to the Company. If the lender demanded full payment of the credit facilities, the Company would need to obtain financing from another source. There can be no assurance that the Company would be able to obtain such financing on terms acceptable to the Company or at all.

4.   PRIVATE PLACEMENT OF DEBENTURES WITH WARRANTS

     US Bancorp agreed to defer principal payments of approximately $46,166 per month for up to five months contingent upon the Company raising a minimum of $350,000 through an equity/debt offering and contingent upon the Company successfully negotiating with its other machine tool vendors, with whom the Company has financing with, for the Company to defer making principal repayments for the same amount of time as US Bancorp. At December 31, 1998, the Company had raised $350,000 through a private offering of debentures with warrants. In February 1999, the Company received an additional $50,000 investment in the private offering of debentures. The debentures bear interest at 13% per annum and are due on December 31, 2001. In connection with the private placement of debentures, the Company granted five-year warrants to purchase 400,000 shares of the Company's common stock at an exercise price of $0.6625 per share, exercisable immediately. The Company is using the proceeds from the private offering to fund operations.

5.   SALE/LEASEBACK AGREEMENT FOR LAND AND BUILDING.

     In July 1999, the Company entered into a purchase agreement for the sale and leaseback of the Company's building and land for a purchase price of $3,225,000. After payment of its mortgage obligation the Company expects to obtain approximately $725,000 net cash from the transaction. Pursuant to the agreement, the buyer advanced $200,000 as earnest money to the Company. The earnest money may be used in the Company's operations or in any other manner the Company determines in its sole discretion. The advance of the earnest money to the Company is evidenced by a promissory note and is collateralized by a second mortgage on the building and land. The promissory note bears interest at 12% per annum and will be repaid when the closing occurs which is estimated to be in September or October 1999. The lease term will be for ten (10) years and the Company will have two five-year renewal options. The Company agreed to provide 150,000 warrants of Company stock to buyer at an exercise price of $0.50 per share. If the purchase of the property is not completed by the buyer, then the earnest money with the interest owed will be paid back to buyer no later than January 3, 2000.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company is principally a contract manufacturer of precision machined products and assemblies for medical and industrial original equipment manufacturers ("OEM"). The Company manufactures on a contract basis, among other items, close tolerance bearing-related assemblies for the medical device industry. In order to differentiate itself from its competitors, the Company emphasizes its design engineering and manufacturing engineering capability and support. The Company continues to manufacture and sell, under the Reuter name, self-powered oil centrifuges and laboratory centrifuges, which are sold by the Company's sales force to OEM's, end users, and to distributors. In late 1998, the Company began to manufacture and ship specialized cryogenic parts that work in temperature sensitive environments. During 1999, management is exploring several opportunities to expand its high-speed spinning capabilities in the industries of wastewater treatment, cooking oil extension and machine coolant cleaning. Management is also expanding its manufacturing of custom high-speed spindles and associated components, such as motors, bearings and customized machine parts.

     Throughout 1998, the Company experienced a decrease in sales for one of its blood centrifuge models to the Company's largest customer. Beginning mid-February 1999, sales of this particular blood centrifuge model resumed. In addition, this customer continues to order and take delivery of other products manufactured by the Company. The Company's efforts to attract industrial and cryogenic product customers resulted in some improvement in sales during the first six months of 1999. The Company has also been successful in getting new industrial business via outsourcing from other companies. There can be no assurance that sales to the Company's largest customer will return to expected or previous levels or that sales of other products will be sufficient to achieve positive cash flow or profitability. The Company's ability to continue operations is dependent on its ability to increase sales and maintain adequate margins on sales and the ability to continue borrowing under its credit facilities with US Bancorp. If the Company is unable to increase sales from current levels and generate positive cash flows from operations, it would be unable to meet its debt service requirements and may be forced to cease operations or may need to seek protection under U.S. bankruptcy laws. Due to the lower sales and the resulting impact on cash, the Company continues to explore additional cash conservation and generation strategies.

RESULTS OF OPERATIONS

     The Company's net sales of $2,777,992 for the second quarter ended
June 30, 1999 decreased by approximately 8.8% or $268,458 from $3,046,450 for the same period in 1998. The decrease in net sales for the second quarter of 1999 compared to the same quarter for 1998 was due primarily to decreased sales of industrial products (automotive fuel pump bushing and refurbished spindles) and engine products (oil centrifuges). Net sales from medical, industrial, and proprietary products were $2,085,434, $554,066, and $138,492, respectively, for the second quarter ended June 30, 1999 compared to $2,081,966, $732,917, and $231,567, respectively, for the comparable period in 1998. Sales to the Company's largest medical product customer were $1,672,341 or 60.2% of net sales for the second quarter of 1999 compared to $1,248,211 or 41.0% of net sales for the same period in 1998. The Company's net sales of $5,724,147 for the six months ended June 30, 1999 decreased by approximately 14.6% or $980,423 from $6,704,570 for the same period in 1998. The decrease in net sales for the first six months of 1999 compared to the same period in 1998 was due primarily to decreased sales of industrial products (automotive fuel pump bushing and refurbished spindles) and engine products (oil centrifuges). Net sales from medical, industrial, and proprietary products were $4,333,061, $1,127,691, and $263,395, respectively, for the six months ended June 30, 1999 compared to $4,314,163, $1,912,325, and $478,082, respectively, for the comparable period in 1998. Sales to the Company's largest medical product customer were $3,314,825 or 57.9% of net sales for the six months ended June 30, 1999 compared to $2,786,204 or 41.6% of net sales for the same period in 1998.

     Gross profit was 12.5% in the second quarter of 1999, compared to 5.0% for the same period in 1998. Gross profit was 13.6% for the six months ended
June 30, 1999, compared to 7.9% for the same period in 1998. The improvement in gross profit for the second quarter and six months of 1999 from 1998 was primarily due to lower wages and related lower benefit costs resulting from a reduction of 44 direct and indirect manufacturing employees and tighter cost control. In addition, for 1999 there was a more favorable mix of higher margin medical product business over the comparable periods in 1998.

     Selling, general and administrative expenses were $443,769 or 16.0% of net sales for the second quarter of 1999, compared to $563,152 or 18.5% of net sales for the same period in 1998. For the six months ended June 30, 1999, selling, general and administrative expenses were $913,916 or 16.0% of net sales, compared to $1,236,742 or 18.5% of net sales for the same period in 1998. The decrease for the quarter ended June 30, 1999 in selling, general and administrative expenses of $119,383, from the comparable quarter in 1998 is due to a reduction in selling related expenses of $22,053 and a reduction in administrative expenses of $97,330. The reductions are primarily due to lower wages and related lower benefit costs resulting from the reduction of eight employees and a decrease in travel-related expenses. In addition, expenses are generally lower due to increased cost control and lower sales volume. For the six months ended June 30, 1999, selling, general and administrative expenses decreased $322,826 from the comparable period in 1998. The decrease in these expenses is due to a reduction in selling related expenses of $87,202 and a decrease in administrative expenses of $235,624. The decrease in these expenses is due to the reasons stated above for the quarter and a decrease in legal and accounting expenses of approximately $45,000.

     In the second quarter of 1999, the Company had an operating loss of $95,164, compared to an operating loss of $410,468 in the same period of 1998. For the six months ended June 30, 1999, the Company had an operating loss of $132,613 compared to an operating loss of $705,796 for the same period in 1998. The improvement in the operating results for the second quarter and first six month period of 1999 compared to 1998 was due principally to the aforementioned headcount reductions and lower benefit costs, stronger product mix of higher margin products and reduced selling, general and administrative expenses. In addition, the Company has improved operational efficiencies as a result of a better matching of its workforce requirements with sales volume.

     Other expenses, net, increased $8,179 for the second quarter of 1999 compared to the same period in 1998. For the six months ended June 30, 1999, other expenses, net, increased $64,743 compared to the same period in 1998. The increase for the second quarter resulted primarily from an increase in interest expense on the Company's asset-based financing arrangement of approximately $8,000 due to higher interest rates, and an increase in debentures payable interest of approximately $19,000 which was entirely offset by an increase in other income of approximately $19,000. For the six months ended June 30, 1999, the increase in other expenses, net, over the comparable period in 1998 was due to higher interest on borrowings under the Company's asset-based financing arrangement of approximately $17,000, debentures payable interest of approximately $38,000 for 1999, and a decrease in other income of approximately $9,000.

     The Company incurred a net loss during the second quarter and first six months of 1999 and 1998, and consequently did not record a provision for income taxes for these periods. The Company generally does not pay regular income taxes because of the availability of its net operating loss carryforwards. The Company is, however, generally subject to the alternative minimum tax under the Internal Revenue Code of 1986, as amended (the "Code"), because only 90% of the net operating loss carryforward is allowed as a deduction before arriving at the alternative minimum taxable income. Therefore, 10% of the Company's taxable income is generally subject to the flat alternative minimum tax rate of 21%. Because the Company did not generate taxable income during the first and second quarters of 1999 and 1998, no provision for income taxes was recorded.

     The effect of inflation on the Company's results has not been significant.

     The net loss for the second quarter of 1999 was $267,628 or $0.05 per basic and diluted share, compared to a net loss of $574,753 or $0.12 per basic and diluted share for the second quarter of 1998. The net loss for the six month period ended June 30, 1999 was $505,266 or $0.10 per basic and diluted share, compared to a net loss of $1,013,706 or $0.21 per basic and diluted share for the comparable period in 1998. The net loss for the three and six month period ended June 30, 1999 compared to the same period in 1998 was due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1999, the Company had a working capital deficiency of $4,490,346, compared to a working capital deficiency of $4,157,294 at December 31, 1998. The current ratio was .43 at June 30, 1999, compared to .47 at December 31, 1998. The increase in the working capital deficiency and the slight decrease in the current ratio are principally due to continuing operating losses. Although the term notes under the Company's asset-based line of credit have scheduled repayment dates, the term notes may be due upon demand in the event that the asset-based lender demands repayment. Accordingly, the Company has classified all of the amounts owing under the credit facilities at June 30, 1999 and December 31, 1998, as current liabilities. The credit facilities agreement includes a subjective material adverse change clause under which the borrowings could become due and payable.

     In July 1999, the Company entered into a purchase agreement for the sale and leaseback of the Company's building and land for a purchase price of $3,225,000. After payment of its mortgage obligation the Company expects to obtain approximately $725,000 net cash from the transaction. Pursuant to the agreement, the buyer advanced $200,000 as earnest money to the Company. The earnest money may be used in the Company's operations or in any other manner the Company determines in its sole discretion. The advance of the earnest money to the Company is evidenced by a promissory note and is collateralized by a second mortgage on the building and land. The promissory note bears interest at 12% per annum and will be repaid when the closing occurs which is estimated to be in September or October 1999. The lease term will be for ten (10) years and the Company will have two five-year renewal options. The Company agreed to provide 150,000 warrants of Company stock to buyer at an exercise price of $0.50 per share. If the purchase of the property is not completed by the buyer, then the earnest money with the interest owed will be paid back to buyer no later than January 3, 2000.

     Net cash provided by operating activities was $27,314 for the six months ended June 30, 1999, compared to net cash used in operating activities of $43,050 for the comparable period in 1998. The increase in cash flows from operating activities for the six months ended June 30, 1999, from the comparable period in 1998 was due primarily to a lower net loss in 1999 compared to 1998 resulting from a better mix of higher margin medical products and across the board cost reductions, primarily headcount reductions. The Company's ability to meet its continuing cash flow requirements in the future is dependent on achieving adequate sales and margins from its manufacturing operations.

     Net cash used in investing activities was $45,671 for the six month period ended June 30, 1999, compared to cash used in investing activities of $111,965 for the same period in 1998. The decrease was due to a reduction in capital expenditures during the first six months of 1999.

     Net cash used in financing activities was $161,518 for the six month period ended June 30, 1999, compared to cash provided by financing activities of $247,925 for the same period in 1998. The change was primarily due to decreased borrowings under the Company's asset-based line of credit to fund operating activities. As of June 30, 1999, the Company had borrowed approximately $5,429,000 and had additional availability of approximately $96,000 under the credit facilities. In February 1999, the Company received the final investment of $50,000 from the private placement offering of debentures with warrants. The total liability relating to the debentures issued in this offering was $344,800 as of June 30, 1999. These debentures are due on December

31, 2001, although the Company has the right to prepay the debentures before this time. The proceeds are being used to fund operating activities.

GOING CONCERN UNCERTAINTY

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company incurred a net loss of $505,266 for the six months ended June 30, 1999 and has a working capital deficit and stockholders' deficiency of $4,490,346 and $1,621,744, respectively, at June 30, 1999. These factors, among others, indicate the Company may not be able to continue as a going concern for a reasonable period of time.


Management's plans and objectives include the following:

- Continue to control costs and expenses commensurate with the Company's current sales levels in an effort to generate cash flows from operations.

- Complete the sale leaseback transaction which should infuse approximately $725,000 in cash which will be used to pay down bank debt and be used for working capital purposes.

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

     The inventory phase also includes identifying third parties with whom the Company has material relationships. Where a third party is critical to a business process, efforts have been initiated to obtain Year 2000 compliance information to identify the degree of risk exposure the Company may encounter. During the quarter ended June 30, 1998, the Company sent a Year 2000 compliance survey to critical business partners. A follow-up survey was sent during the second quarter of 1999 to all critical business partners who did not respond to the first survey or whose responses were not adequate. The Company is working with its significant customers to share Year 2000 information and determine their readiness. In addition, the Company is working with its suppliers in an effort to ensure adequate supplies of raw materials.

     The internal inventory phase was substantially completed in December 1998. Regular contact with third parties with whom the Company has material relationships will continue through 1999.

     Evaluation - This phase involves computer program code review and testing, vendor contacts and System testing. Some Systems, upon inspection, are determined to be non-compliant and are immediately placed on the remediation schedule. Some Systems require testing to determine compliance status. As of August 13, 1999, the evaluation phase was complete.

     Remediation - In this phase each System is either fixed, replaced or removed. The Company's financial and manufacturing software has been tested and found to be Year 2000 compliant. The Company's operating system and office product software is not compliant and the Company plans to replace these systems when it is available and deemed compliant by the manufacturer. This compliant software is anticipated to be available in the third quarter of 1999. The Company estimates that as of August 13, 1999, the remediation planning phase was complete.

     Contingency Planning - The Company is currently developing a contingency and disaster recovery program designed to continue critical processes in the event the Company experiences Year 2000 disruptions despite remediation and testing. Contingency plans are expected to be completed during the quarter ending September 30, 1999. The Company estimates that as of August 13, 1999, the contingency planning phase is approximately 50% complete. Management expects this plan to be completed by the fourth quarter of 1999.

     Costs - Preliminary cost estimates for achieving Year 2000 compliance of the Company are approximately $50,000, including $40,000 in capital costs and $10,000 of operating expense, with approximately $28,000 of expenses having been incurred to date. A majority of the remaining costs are anticipated to be incurred in 1999. No material resource constraints have been encountered to date. Although management believes this estimate to be reasonable, there can be no assurance that this amount will be adequate to address the matter on a timely basis.

     The Company believes that the most likely worst case scenario is that the Company will need to add additional staff and/or reassign existing staff and/or acquire additional equipment or software during the time period leading up to and immediately following December 31, 1999, in order to address Year 2000 issues that unexpectedly arise. Year 2000 could result in abnormal operating conditions, such as short-term interruption in the manufacturing process and system monitor and control functions. These conditions could result in the temporary delay in the manufacturing and delivery of finished products. Management believes that failure of the Company's and/or third parties' information technology systems could have a material adverse impact on the operations of the Company.

SUMMARY

     In summary, the Company had a disappointing first half of 1999. However, the Company incurred a smaller loss on lower sales volume, compared to the first half of 1998. Also, previous interrupted shipments of one blood centrifuge model to the Company's largest customer began to resume mid-February 1999. The Company has taken action to control its operating expenses, reduce overhead, restructure payment terms with its asset-based lender and other equipment vendors, and has secured an infusion of $400,000 ($350,000 during 1998 and $50,000 during 1999) in proceeds from a private placement of debentures with warrants to fund operating activities. In July 1999, the Company received earnest money of $200,000 related to a pending sale and leaseback transaction of the Company's land and building. The transaction is scheduled to close in September or October 1999 and should infuse another $725,000 of cash into the Company that will be used to fund operating activities and pay down bank debt. Sales are projected to begin recovering during the third quarter of 1999. There can be no assurance that these actions and future actions, if necessary, will be sufficient for the Company to continue to meet its continuing cash flow requirements in the future.

     Except for the historical financial information reported above, this Form 10-QSB contains forward-looking statements that involve risk and uncertainties, including references to anticipated and projected sales volume, the risk associated with establishing new or improving existing relationships with customers of the Company, other business development activities, anticipated financial performance, business prospects, and similar matters. In addition, the Company has a high concentration of business with one major customer and reductions in scheduled shipments to this customer were primarily responsible for the net losses in the prior year. There can be no assurance that this customer will resume shipments to prior or expected levels. Because of these and other uncertainties, actual results could differ materially from those reflected in the forward-looking statements.

                           PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

On May 11, 1999, the Company held its annual Meeting of Shareholders. The following matters were voted on at the annual meeting:

(a) The following directors were elected to serve until the Annual Meeting of Shareholders to be held in 2002:

               DIRECTOR                VOTES FOR            VOTES AGAINST
         Kenneth E. Daugherty          3,481,253               26,045
         Edward E. Strickland          3,480,602               26,696

Item 6.  Exhibits and Reports

(a)      Exhibits.
         ITEM NO.  ITEM                        METHOD OF FILING

         27.1     Financial Data Schedule    Filed herewith electronically

(b)      Reports on Form 8-K.
         There were no reports on Form 8-K which were filed during the second quarter of 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   REUTER MANUFACTURING, INC.
                                   --------------------------------
                                   (Registrant)




Date:   AUGUST 16, 1999         By: /s/ MICHAEL J. TATE
        -----------------       -----------------------------------------------
                                Michael J. Tate
                                President and Chief Executive Officer (principal
                                executive officer)



Date:  AUGUST 16, 1999          By: /s/ WILLIAM H. JOHNSON
      -------------------       -----------------------------------------------
                                William H. Johnson
                                Vice President, Chief Financial Officer and
                                Secretary (principal financial officer)

                      REUTER MANUFACTURING, INC.

                        EXHIBIT TO QUARTERLY
                       REPORT ON FORM 10-QSB
             FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

     Item No.  Item                          Method of Filing
     --------  ---------------               -------------------
     27.1      Financial Data Schedule       Filed herewith electronically