Form 10QSB
period 1999-09-30
REUTER MANUFACTURING INC
filed 1999-11-15
CIK 83490

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1999

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from            to
                                                       ----------    -----------
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

Yes  X .    No.    .
    ---         ---
As of November 15, 1999, there were 4,899,385 shares of the registrant's $.1875 par value Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

REUTER MANUFACTURING, INC.
BALANCE SHEETS

                                                                                   September 30,
                                                                                       1999                 December 31,
                                                                                    (Unaudited)                 1998
                                                                                   -------------            ------------
                                     ASSETS
Current assets:
 Cash                                                                              $           -            $    179,875
 Receivables, net of allowances of $75,000 and $25,000
  at September 30, 1999 and December 31, 1998, respectively                            2,019,148               1,432,723
 Inventories                                                                           1,911,324               2,027,040
 Other current assets                                                                     17,986                  44,685
                                                                                   -------------            ------------

  Total current assets                                                                 3,948,458               3,684,323

Property, plant and equipment, net                                                     3,582,068               4,027,404
                                                                                   -------------            ------------

  Total assets                                                                     $   7,530,526            $  7,711,727
                                                                                   =============            ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
 Book overdraft                                                                    $     318,158            $          -
 Asset-based line of credit and term obligations, bank                                 5,661,338               5,610,405
 Current maturities of long-term equipment financing                                     394,647                 240,483
 Short term sale and leaseback advance                                                   200,000
 Accounts payable, trade                                                               1,402,473               1,198,469
 Accrued expenses                                                                        714,753                 792,260
                                                                                   -------------            ------------

  Total current liabilities                                                            8,691,369               7,841,617

Long-term equipment financing, less current maturities                                   501,471                 657,045
Debentures payable                                                                       350,320                 292,040
Other liabilities                                                                         21,269                  50,160

Commitments and contingencies

Stockholders' deficiency:
 Preferred stock, par value $.01 per share;
  authorized 2,500,000 shares; none issued
 Common stock, par value $.1875 per share;
  authorized 9,000,000 shares;  issued and outstanding
  4,899,385 and 4,898,885 shares at September 30, 1999
  and December 31, 1998, respectively                                                    918,635                 918,541
 Additional paid-in capital                                                           17,890,509              17,832,113
 Accumulated deficit                                                                 (20,809,715)            (19,879,789)
 Unearned stock compensation                                                             (33,332)                      -
                                                                                   -------------            ------------

  Total stockholders' deficiency                                                      (2,033,903)             (1,129,135)
                                                                                   -------------            ------------

   Total liabilities and stockholders' deficiency                                  $   7,530,526            $  7,711,727
                                                                                   =============            ============


        The accompanying notes are an integral part of the financial statements.

REUTER MANUFACTURING, INC.
STATEMENTS OF OPERATIONS


                                                                           (Unaudited)                         (Unaudited)
                                                                     For the three months ended          For the nine months ended
                                                                            September 30,                      September 30,
                                                                      1999                1998            1999              1998
                                                                  -----------         -----------     -----------       -----------
Net sales                                                         $ 3,009,772         $ 2,852,428     $ 8,733,919       $ 9,556,998
Cost of sales                                                       2,816,496           2,666,611       7,759,340         8,840,235
                                                                  -----------         -----------     -----------       -----------

   Gross profit                                                       193,276             185,817         974,579           716,763

Selling, general and administrative expenses                          422,859             454,499       1,336,775         1,691,241
Write-off of certain assets, principally intangible assets                                447,327                           447,327
                                                                  -----------         -----------     -----------       -----------

   Operating loss                                                    (229,583)           (716,009)       (362,196)       (1,421,805)
                                                                  -----------         -----------     -----------       -----------

Other (expense) income:
 Interest expense                                                    (192,861)           (179,235)       (572,084)         (503,039)
 Other, net                                                            (2,216)             (2,156)          4,354            13,738
                                                                  -----------         -----------     -----------       -----------

   Total other expense, net                                          (195,077)           (181,391)       (567,730)         (489,301)
                                                                  -----------         -----------     -----------       -----------

     Net loss                                                     $  (424,660)        $  (897,400)    $  (929,926)      $(1,911,106)
                                                                  ===========         ===========     ===========       ===========



   Net loss per share (basic and diluted)                         $     (0.09)        $     (0.18)    $     (0.19)      $     (0.39)
                                                                  ===========         ===========     ===========       ===========


Weighted average common shares outstanding
     (basic and diluted)                                            4,899,385           4,905,539       4,899,066         4,878,426
                                                                  ===========         ===========     ===========       ============





  The accompanying notes are an integral part of the financial statements.

REUTER MANUFACTURING, INC.
STATEMENTS OF CASH FLOWS


                                                                                               (Unaudited)
                                                                                  For the nine months ended September 30,

-------------------------------------------------------------------------------------------------------------------------

                                                                                              1999                  1998

-------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net loss                                                                             $  (929,926)          $(1,911,106)
  Adjustments to reconcile net loss to net cash (used in)
   provided by operating activities:
  Depreciation                                                                             597,291               615,744
  Amortization of intangible assets                                                                               61,476
  Write-off of certain assets, principally intangible assets                                                     447,327
  Accretion of debentures payable                                                           16,560
  Stock compensation                                                                        16,668
  Provision for uncollectible accounts receivable                                           50,000
  Provision for write-down of inventories                                                  110,000                70,664
  Changes in operating assets and liabilities:
    Receivables                                                                           (636,425)              185,287
    Inventories                                                                              5,716               214,648
    Other current assets                                                                    26,699                53,146
    Accounts payable, trade                                                                204,004               358,025
    Accrued expenses                                                                       (77,507)              (47,674)
    Other liabilities                                                                      (28,891)              (37,627)
                                                                                       -----------           -----------

Net cash (used in) provided by operating activities                                       (645,811)                9,910
                                                                                       -----------           -----------

Cash flows from investing activities:
  Additions to property, plant and equipment                                               (11,682)             (110,758)
                                                                                       -----------           -----------

Net cash used in investing activities                                                      (11,682)             (110,758)
                                                                                       -----------           -----------

Cash flows from financing activities:
  Book overdraft                                                                           318,158
  Repayment of long-term equipment financing                                              (141,683)             (167,448)
  Proceeds from asset-based line of credit and term obligations, bank                    8,536,512            10,075,059
  Repayment of asset-based line of credit                                               (8,485,579)           (9,871,635)
  Proceeds from sale and leaseback advance                                                 200,000
  Proceeds from private placement of debentures                                             50,000
  Proceeds from exercise of stock options                                                      210                22,730
                                                                                       -----------           -----------

Net cash provided by financing activities                                                  477,618                58,706
                                                                                       -----------           -----------

Net decrease in cash                                                                      (179,875)              (42,142)
Cash, beginning of year                                                                    179,875               113,234
                                                                                       -----------           -----------

Cash, end of period                                                                    $         -           $    71,092
                                                                                       ===========           ===========


Supplemental disclosures of cash flow information:
      Cash paid for interest                                                           $   576,143           $   494,222

Noncash investing and financing activities:
      Purchase of equipment in exchange for notes payable                                  140,273                71,284



The accompanying notes are an integral part of the financial statements.

                           Reuter Manufacturing, Inc.
                          Notes to Financial Statements
                                   (Unaudited)

1.       Financial Statements:

         The unaudited financial statements of Reuter Manufacturing, Inc. (the "Company") for the three month and nine month periods ended September 30, 1999 and 1998, reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments), necessary to fairly state the financial position at September 30, 1999, and the results of operations and cash flows for the reported periods. The results of operations for any interim period are not necessarily indicative of results expected for the full year. The December 31, 1998, balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These unaudited interim financial statements should be read in conjunction with the financial statements and related notes for the year ended December 31, 1998, which are included in the Company's 1998 Annual Report on Form 10-KSB.

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

         The Company incurred a net loss for the three and nine month periods ended September 30, 1999 and 1998, and as a result, incremental shares attributable to the assumed exercise of stock options and warrants were excluded from the computation of diluted earnings per share as the effect would be antidilutive. At September 30, 1999, the Company had 391,390 stock options and 450,000 warrants outstanding, which may have a dilutive effect on future earnings per share.


2.       Significant Customer:

         One customer accounted for 48.2% and 58.6% of net sales for the three months ended September 30, 1999 and 1998, respectively and accounted for 54.6% and 46.7% of net sales for the nine months ended September 30, 1999 and 1998, respectively. Accounts receivable credit concentrations associated with this customer totaled $797,111 at September 30, 1999, and inventory related to production in process according to customers' specifications totaled $626,546 at September 30, 1999.

3.       Asset-Based Line of Credit:

         At September 30, 1999, the Company had borrowed approximately $5,661,000 and had additional availability of approximately $180,000 under its line of credit facilities with US Bancorp. There can be no assurance that the lender will continue to provide credit to the Company. In addition, the Company is in technical default under its credit facilities with US Bancorp as a result of non payment of its property taxes due on October 15, 1999 in the amount of $69,149.62. The Company is trying to cure this default before year end although there can be no assurance that the Company will be successful in accomplishing this. If the lender demanded full payment of the credit facilities, the Company would need to obtain financing from another source. There can be no assurance that the Company would be able to obtain such financing on terms acceptable to the Company or at all.

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

5.       Sale/Leaseback Agreement for Land and Building.

         In July 1999, the Company entered into a purchase agreement for the sale and leaseback of the Company's building and land for a purchase price of $3,225,000. Pursuant to the agreement, the buyer advanced $200,000 as earnest money to the Company. The earnest money may be used in the Company's operations or in any other manner the Company determines in its sole discretion. The advance of the earnest money to the Company is evidenced by a promissory note and is collateralized by a second mortgage on the building and land. The promissory note bears interest at 12% per annum and will be repaid when the closing occurs which is estimated occur by the end of the year. After payment of its mortgage obligation and repayment of the earnest money loan, the Company expects to obtain approximately $725,000 in net cash from the transaction. Approximately $500,000 of cash will be used to pay down over-advances that US

         Bancorp made to the Company under its asset-based credit facilities during 1999 and the balance will be used for working capital. The lease term will be for ten (10) years and the Company will have two five-year renewal options. The Company also agreed to provide 150,000 warrants of Company stock to buyer at an exercise price of $0.50 per share. If the purchase of the property is not completed by the buyer, then the earnest money with the interest owed will be paid back to the buyer no later than January 18, 2000. On November 1, 1999, the previous transaction was terminated by the Company due to a delay in the closing of the contemplated transaction within a time frame that was unacceptable to the Company. The Company has entered into a similar transaction with another buyer, this transaction is anticipated to close within forty-five (45) days from the signing of a purchase agreement. As of November 15, 1999 a purchase agreement had not yet been signed, however the Company anticipates doing so within the next few weeks.

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

         Throughout 1998, the Company experienced a decrease in sales for one of its blood centrifuge models to the Company's largest customer. Beginning mid-February 1999, sales of this particular blood centrifuge model resumed. In addition, this customer continues to order and take delivery of other products manufactured by the Company. The Company's efforts to attract industrial and cryogenic product customers resulted in some improvement in sales during the first nine months of 1999. The Company has also been successful in getting new industrial business via outsourcing from other companies. There can be no assurance that sales to the Company's largest customer will return to expected or previous levels or that sales of other products will be sufficient to achieve positive cash flow or profitability. The Company's ability to continue operations is dependent on its ability to increase sales and maintain adequate margins on sales and the ability to continue borrowing under its credit facilities with US Bancorp. If the Company is unable to increase sales from current levels and generate positive cash flows from operations, it would be unable to meet its debt service requirements and may be forced to cease operations or may need to seek protection under U.S. bankruptcy laws. Due to the lower sales and the resulting impact on cash, the Company continues to explore additional cash conservation and generation strategies.

RESULTS OF OPERATIONS

         The Company's net sales of $3,009,772 for the third quarter ended September 30, 1999 increased by approximately 5.5% or $157,344 from $2,852,428 for the same period in 1998. The increase in net sales for the third quarter of 1999 compared to the same quarter for 1998 was due primarily to increased sales of industrial products (cryogenic products and other contract manufactured parts) and engine products (oil centrifuges and filters), partially offset by a decrease in sales of medical products. Net sales from medical, industrial, and proprietary products were $1,937,080, $711,774, and $360,918, respectively, for the third quarter ended September 30, 1999 compared to $2,315,629, $422,161, and $114,638, respectively, for the comparable period in 1998. Sales to the Company's largest medical product customer were $1,451,524 or 48.2% of net sales for the third quarter of 1999 compared to $1,672,978 or 58.6% of net sales for the same period in 1998. The Company's net sales of $8,733,919 for the nine months ended September 30, 1999 decreased by approximately 8.6% or $823,079 from $9,556,998 for the same period in 1998. The decrease in net sales for the nine months ended September 30, 1999 compared to the same period in 1998 was due primarily to decreased sales of medical products (blood centrifuges) and industrial products (automotive fuel pump bushing and refurbished spindles), partially offset by a small increase in sales of engine products (oil centrifuges). Net sales from medical, industrial, and proprietary products were $6,270,141, $1,839,465, and $624,313, respectively, for the nine months ended September 30, 1999 compared to $6,629,792, $2,334,486, and $592,720, respectively, for the comparable period in 1998. Sales to the Company's largest medical product customer were $4,766,349 or 54.6% of net sales for the nine months ended September 30, 1999 compared to $4,459,182 or 46.7% of net sales for the same period in 1998.

         Gross profit was 6.4% in the third quarter of 1999, compared to 6.5% for the same period in 1998. Gross profit was 11.2% for the nine months ended September 30, 1999, compared to 7.5% for the same period in 1998. The decline in gross profit for the third quarter of 1999 was due primarily to an increase in lower margin industrial and proprietary sales during the period over the comparable quarter of 1998, and an inventory adjustment of approximately $130,000 resulting from a physical inventory cycle count adjustment during the quarter ended September 30, 1999. The gross profit improvement for the nine months ended September 30, 1999 from the comparable period of 1998 was primarily due to lower wages and related lower benefit costs resulting from a reduction of approximately 40 direct and indirect manufacturing employees and tighter cost control.

         Selling, general and administrative expenses were $422,859 or 14.0% of net sales for the third quarter of 1999, compared to $454,499 or 15.9% of net sales for the same period in 1998. For the nine months ended September 30, 1999, selling, general and administrative expenses were $1,336,775 or 15.3% of net sales, compared to $1,691,241 or 17.7% of net sales for the same period in 1998. The decrease for the quarter ended September 30, 1999 in selling, general and administrative expenses of $31,640, from the comparable quarter in 1998 is due to an increase in selling related expenses of $13,600 due primarily to an increase in wages and benefits, and a reduction in administrative expenses of $45,240. The reduction in administrative expenses are primarily due to lower wages and related lower benefit costs resulting from the reduction of eight employees and a decrease in legal and accounting expenses. In addition, expenses are generally lower due to increased cost control and lower sales volume. For the nine months ended September 30, 1999, selling, general and administrative expenses decreased $354,466 from the comparable period in 1998. The decrease in these expenses is due to a reduction in selling related expenses of $73,603 due to lower wages and lower travel expenses and a decrease in administrative expenses of $280,863. The decrease in administrative expenses is due to lower wages and related benefits and a decrease in professional fees and services including a reduction in legal and accounting expenses.

         In the third quarter of 1999, the Company had an operating loss of $229,583, compared to an operating loss of $716,009 in the same period of 1998. For the nine months ended September 30, 1999, the Company had an operating loss of $362,196 compared to an operating loss of $1,421,805 for the same period in 1998. The improvement in the operating results for the third quarter and nine month periods ended September 30, 1999 compared to 1998 was due principally to the aforementioned headcount reductions and lower benefit costs and reduced selling, general and administrative expenses resulting in improved operational efficiencies through of a better matching of its workforce requirements with sales volume. Included in the operating losses for the three and nine month periods ended September 30, 1998, was a write-off of approximately $313,000 of intangible assets and $58,000 of certain identifiable assets related to the Company's lack of success in producing and selling profitably, a line of rotary vane actuators. The Company made the decision in the third quarter of 1998 to discontinue the production of this line of rotary vane actuators. In addition, the Company wrote-off approximately $61,000 of the remaining unamortized cost of licensing and manufacturing rights and $15,000 of certain identifiable assets related to an agreement covering the marketing and distribution rights related to a line of laboratory centrifuges, which agreement was terminated on September 25, 1998.

         Other expenses, net, increased $13,686 for the third quarter of 1999 compared to the same period in 1998. For the nine month period ended September 30, 1999, other expenses, net, increased $78,429 compared to the same period in 1998. The increase for the third quarter resulted primarily from an increase in interest expense on debentures related to a private placement closed during 1999. For the nine months ended September 30, 1999, the increase in other expenses, net, over the comparable period in 1998 was due to higher interest on borrowings under the Company's asset-based financing arrangement of approximately $12,000, debentures payable interest of approximately $57,000 at September 30, 1999, and a net decrease in other income of approximately $9,000.

         The Company incurred a net loss during the three and nine month periods ended September 30, 1999 and 1998, and consequently did not record a provision for income taxes for these periods. The Company generally does not pay regular income taxes because of the availability of its net operating loss carryforwards. The Company is, however, generally subject to the alternative minimum tax under the Internal Revenue Code of 1986, as amended (the "Code"), because only 90% of the net operating loss carryforward is allowed as a deduction before arriving at the alternative minimum taxable income. Therefore, 10% of the Company's taxable income is generally subject to the flat alternative minimum tax rate of 21%. Because the Company did not generate taxable income during the three and nine month periods ended September 30, 1999 and 1998, no provision for income taxes was recorded.

         The effect of inflation on the Company's results has not been significant.

         The net loss for the third quarter of 1999 was $424,660 or $0.09 per basic and diluted share, compared to a net loss of $897,400 or $0.18 per basic and diluted share for the third quarter of 1998. The net loss for the nine month period ended September 30, 1999 was $929,926 or $0.19 per basic and diluted share, compared to a net loss of $1,911,106 or $0.39 per basic and diluted share for the comparable period in 1998. The net loss for the three and nine month periods ended September 30, 1999 compared to the same periods in 1998 was due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1999, the Company had a working capital deficiency of $4,742,911, compared to a working capital deficiency of $4,157,294 at December 31, 1998. The current ratio was .45 at September 30, 1999, compared to .47 at December 31, 1998. The increase in the working capital deficiency and decline in the current ratio is principally due to continuing operating losses. Although the term notes under the Company's asset-based line of credit have scheduled repayment dates, the term notes may be due upon demand in the event that the asset-based lender demands repayment. Accordingly, the Company has classified all of the amounts owing under the credit facilities at September 30, 1999 and December 31, 1998, as current liabilities. The credit facilities agreement includes a subjective material adverse change clause under which the borrowings could become due and payable.

         In July 1999, the Company entered into a purchase agreement for the sale and leaseback of the Company's building and land for a purchase price of $3,225,000. Pursuant to the agreement, the buyer advanced $200,000 as earnest money to the Company. The earnest money may be used in the Company's operations or in any other manner the Company determines in its sole discretion. The advance of the earnest money to the Company is evidenced by a promissory note and is collateralized by a second mortgage on the building and land. The promissory note bears interest at 12% per annum and will be repaid when the closing occurs which is estimated to be in December 1999. After payment of its mortgage obligation and repayment of the earnest money loan, the Company expects to obtain approximately $725,000 in net cash from the transaction. Approximately $500,000 of cash will be used to pay down overadvances that US Bancorp made to the Company under is asset-based credit facilities during 1999 and the balance will be used for working capital. The lease term will be for ten (10) years and the Company will have two five-year renewal options. The Company also agreed to provide 150,000 warrants of Company stock to buyer at an exercise price of $0.50 per share. If the purchase of the property is not completed by the buyer, then the earnest money with the interest owed will be paid back to the buyer no later than January 18, 2000. On November 1, 1999, the previous transaction was terminated by the Company due to a delay in the closing of the contemplated transaction within a time frame that was unacceptable to the Company. The Company has entered into a similar transaction with another buyer, this transaction is anticipated to close within forty-five (45) days from the signing of a purchase agreement. As of November 15, 1999 a purchase agreement had not yet been signed, however the Company anticipates doing so within the next few weeks.

         Net cash used in operating activities was $645,811 for the nine months ended September 30, 1999, compared to net cash provided by operating activities of $9,910 for the comparable period in 1998. The decrease in cash flows from operating activities for the nine months ended September 30, 1999, from the comparable period in 1998 was due primarily to changes in operating assets and liabilities including increases in receivables and accounts payable in addition to continuing losses from operations. The Company's ability to meet its continuing cash flow requirements in the future is dependent on achieving adequate sales and margins from its manufacturing operations.

         Net cash used in investing activities was $11,682 for the nine month period ended September 30, 1999, compared to cash used in investing activities of $110,758 for the same period in 1998. The decrease was due to a reduction in capital expenditures during the first nine months of 1999 and the recovery of prior sales and use tax paid on equipment acquired of approximately $46,000 which was received during the third quarter ended September 30, 1999.

          Net cash provided by financing activities was $477,618 for the nine month period ended September 30, 1999, compared to cash provided by financing activities of $58,706 for the same period in 1998. The change was primarily due to proceeds received from a sale and leaseback advance of $200,000, a book overdraft of approximately $315,000 (related to the timing of cash borrowed under the Company's asset-based line of credit to cover trade payable disbursements and payroll occurring on the last day of the quarter), and decreased borrowings under the Company's asset-based line of credit to fund operating activities. At September 30, 1999, the Company had borrowed approximately $5,661,000 and had additional availability of approximately $180,000 under its credit facilities. In February 1999, the Company received the final investment of $50,000 from the private placement offering of debentures with warrants. The total liability relating to the debentures issued in this offering was $350,320 at September 30, 1999. These debentures are due on December 31, 2001, although the Company has the right to prepay the debentures before this time. The proceeds are being used to fund operating activities.

GOING CONCERN UNCERTAINTY

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company incurred a net loss of $929,926 for the nine months ended September 30, 1999 and has a working capital deficit and stockholders' deficiency of $4,742,911 and $2,033,903, respectively, at September 30, 1999. These factors, among others, indicate the Company may not be able to continue as a going concern for a reasonable period of time.


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

         The inventory phase also includes identifying third parties with whom the Company has material relationships. Where a third party is critical to a business process, efforts have been initiated to obtain Year 2000 compliance information to identify the degree of risk exposure the Company may encounter. During the quarter ended September 30, 1998, the Company sent a Year 2000 compliance survey to critical business partners. A follow-up survey was sent during the third quarter of 1999 to all critical business partners who did not respond to the first survey or whose responses were not adequate. The Company is working with its significant customers to share Year 2000 information and determine their readiness. In addition, the Company is working with its suppliers in an effort to ensure adequate supplies of raw materials.

         The internal inventory phase was substantially completed in December 1998. Regular contact with third parties with whom the Company has material relationships will continue through 1999.

         Evaluation - This phase involves computer program code review and testing, vendor contacts and System testing. Some Systems, upon inspection, are determined to be non-compliant and are immediately placed on the remediation schedule. Some Systems require testing to determine compliance status. The Company considers the evaluation phase to be complete.

         Remediation - In this phase each System is either fixed, replaced or removed. The Company's financial and manufacturing software has been tested and found to be Year 2000 compliant. The Company's operating system and office product software was found not to be compliant. On October 16, 1999 the Company changed over to a Year 2000 compliant operating system and installed Year 2000 compliant patches to its office products software. The internal operating systems and software of the Company are now deemed to be Year 2000 compliant. The Company considers the remediation planning phase to be complete.

         Contingency Planning - The Company is currently developing a contingency and disaster recovery program designed to continue critical processes in the event the Company experiences Year 2000 disruptions despite remediation and testing. Contingency plans are expected to be completed by November 30, 1999. The Company estimates that as of November 15, 1999, the contingency planning phase is approximately 80% complete.

         Costs - Preliminary cost estimates for achieving Year 2000 compliance of the Company are approximately $88,000, including $71,000 in capital costs and $17,000 of operating expenses, with approximately $70,000 of expenses having been incurred to date. The remaining costs will be incurred by December 31, 1999. No material resource constraints have been encountered to date. Although management believes this estimate to be reasonable, there can be no assurance that this amount will be adequate to address the matter on a timely basis.

         The Company believes that the most likely worst case scenario is that the Company will need to add additional staff and/or reassign existing staff and/or acquire additional equipment or software during the time period leading up to and immediately following December 31, 1999, in order to address Year 2000 issues that unexpectedly arise. Year 2000 could result in abnormal operating conditions, such as short-term interruption in the manufacturing process and system monitor and control functions. These conditions could result in the temporary delay in the manufacturing and delivery of finished products. The Company has several sources for raw materials for products that it produces. As part of the Company's contingency planning, several new vendors have been added as backup sources for material in the event that primary vendors systems fail because of Year 2000 problems. Management believes that failure of the Company's and/or third parties' information technology systems could have a material adverse impact on the operations of the Company.

SUMMARY

         In summary, the Company incurred a net loss during the third quarter of 1999, however, in August and September 1999, revenues approached $1.1 million dollars during each month which is very close to a profit breakeven for the Company. In addition, the Company incurred a smaller loss on lower sales volume, compared to the nine month period ended September 30, 1998. Also, previous interrupted shipments of one blood centrifuge model to the Company's largest customer began to resume mid-February 1999. The Company has taken action to control its operating expenses, reduce overhead, restructure payment terms with its asset-based lender and other equipment vendors, and has secured an infusion of $400,000 ($350,000 during 1998 and $50,000 during 1999) in proceeds from a private placement of debentures with warrants to fund operating activities. In July 1999, the Company received earnest money of $200,000 related to a pending sale and leaseback transaction of the Company's land and building. The sale and leaseback transaction is anticipated to close in December 1999 or early 2000 and should infuse another $725,000 of cash into the Company that will be used to fund operating activities and pay down bank debt. There can be no assurance that these actions and future actions, if necessary, will be sufficient for the Company to continue to meet its continuing cash flow requirements in the future.

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

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports

(a) Exhibits.
    Item No.   Item                              Method of Filing
    ---------  --------------                    ----------------
      27.1     Financial Data Schedule           Filed herewith electronically

(b)   Reports on Form 8-K.
      There were no reports on Form 8-K which were filed during the third quarter of 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 REUTER MANUFACTURING, INC.
                                 --------------------------
                                 (Registrant)




Date:         November 15, 1999           By:   /s/Michael J. Tate
              --------------------              --------------------------------
                                          Michael J. Tate
                                          President and Chief Executive Officer
                                          (principal executive officer)



Date:         November 15, 1999           By:   /s/William H. Johnson
              --------------------              --------------------------------
                                          William H. Johnson
                                          Vice President, Chief Financial
                                          Officer and Secretary (principal
                                          financial officer)

                           REUTER MANUFACTURING, INC.

                              EXHIBIT TO QUARTERLY
                              REPORT ON FORM 10-QSB
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999


    Item No.      Item                             Method of Filing
  ----------      ----------------                 ----------------
        27.1      Financial Data Schedule          Filed herewith electronically