Form 10KSB40
period 1999-12-31
REUTER MANUFACTURING INC
filed 2001-01-08
CIK 83490

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------
                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to _____________.

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

       Registrant's telephone number, including area code: (952) 935-6921

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

                                YES [ ]   NO [X]

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

       The Registrant's revenues for the fiscal year ended December 31, 1999 were $11,502,601.

       As of January 3, 2001, 8,740,173 shares of Common Stock of the Registrant were deemed outstanding, and the aggregate market value of the Common Stock of the Registrant (based upon the average of the closing bid and asked prices of the Common Stock at that date), excluding outstanding shares beneficially owned by directors and executive officers, was approximately $4,750,311.

       Transitional Small Business Disclosure Format (Check one): YES [ ] NO [X]


================================================================================

                                     PART I

FORWARD LOOKING STATEMENTS

          THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 PROVIDES A SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS. THIS REPORT MAY CONTAIN FORWARD-LOOKING STATEMENTS, INCLUDING REFERENCES TO ANTICIPATED SALES VOLUME AND HIGHER PRODUCT MARGINS AND ALSO RELATING TO SUCH MATTERS AS ESTABLISHING NEW OR IMPROVING EXISTING RELATIONSHIPS WITH CUSTOMERS OF THE COMPANY, OTHER BUSINESS DEVELOPMENT ACTIVITIES, ANTICIPATED FINANCIAL PERFORMANCE, BUSINESS PROSPECTS AND SIMILAR MATTERS. SUCH FORWARD-LOOKING STATEMENTS BY THEIR NATURE INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES, AND ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THE ANTICIPATED RESULTS OR OTHER EXPECTATIONS EXPRESSED IN THE FORWARD-LOOKING STATEMENTS. IN ADDITION, THE COMPANY HAS A HIGH CONCENTRATION OF BUSINESS WITH ONE MAJOR CUSTOMER AND REDUCTIONS IN SCHEDULED SHIPMENTS TO THIS CUSTOMER WERE PRIMARILY RESPONSIBLE FOR THE LOSS FROM OPERATIONS DURING 1999. THERE CAN BE NO ASSURANCE THAT THIS CUSTOMER WILL RESUME SHIPMENTS TO PRIOR OR EXPECTED LEVELS IN THE FUTURE. THESE RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO, THE COMPANY'S ABILITY TO EXPAND ITS PRODUCT OFFERINGS AND TO DEVELOP ITS REPUTATION IN MANUFACTURING PRODUCTS FOR SELECT INDUSTRIES SUCH AS MEDICAL INDUSTRIES, AND THE RISKS AND UNCERTAINTIES DESCRIBED IN "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" IN THIS REPORT.

ITEM 1. DESCRIPTION OF BUSINESS.

INTRODUCTION

          The Company is principally a contract manufacturer of precision machined components, assemblies and devices for medical and industrial original equipment manufacturers ("OEM"). The Company manufactures on a contract basis, among other items, close tolerance bearing-related assemblies for the medical device industry. In order to differentiate itself from its competitors, the Company emphasizes its design engineering and manufacturing engineering capability and support. The Company also manufactures and sells, under the Reuter(R) name, self-powered oil centrifuges and hydraulic actuators, which are sold by the Company's sales force and distributor network to OEMs, end users and distributors.

          The Company's contract manufacturing business is concentrated in the medical device field and includes production of blood centrifuges, blood pumps, blood analyzers, thrombectomy proximal motors, organic chemical synthesizers, and valves for medical oxygen delivery. The Company also contract manufactures gas regulators, cryogenic parts and miscellaneous industrial parts. Contract manufacturing accounted for approximately 92% of the Company's net sales in 1999.

          The Company also manufactures products under its own trade names, which accounted for approximately 8% of the Company's net sales in 1999. The Company's trade name manufacturing business is concentrated in two principal areas. The Company produces Envi-ro-fuge 2000(R) self-powered oil centrifuges for stationary and mobile internal combustion engines. The Company also sells a limited line of full flow oil filters as a complement to the oil centrifuges. The Company's other principal trade name manufacturing products are Reuter/Sollami(R) rotary vane actuators, hydraulic and pneumatic, which are used to impart motion in diverse industrial and special applications. The Company's trade name manufacturing business requires substantial design and development engineering input.

          The Company was incorporated in 1956 as a Minnesota corporation. The principal executive offices of the Company are located at 410 Eleventh Avenue South, Hopkins, Minnesota 55343. The Company's telephone number is (952) 935-6921.

PRODUCTS AND MARKETS

          Contract Manufacturing. The Company manufactures, to customer specifications, highly engineered products and sub-assemblies on a contract basis. Since early 1994, the Company has directed its emphasis toward the manufacture of assemblies for the medical device industry, such as blood centrifuges, molecular synthesizers, blood analysis equipment, and other medical products. The Company believes its engineering cooperation on prototype development with its medical and other product customers will result in future manufacturing orders and will protect the business from competitors. The Company also has expanded its business of contract manufacturing of precision devices for industrial use, such as gas pressure regulators, cryogenic pumps, custom high speed spindles, and a wide range of piece parts for industrial and high-tech applications.

          The basic specifications and tolerances for the products manufactured by the Company are initially provided by the customer. The Company is involved early in design review and development to enhance potential long-term cost reductions and performance improvements. Upon receipt of an initial order from a customer, the Company designs and manufactures, the tooling required to produce the device to the customer's specifications and tolerances. Raw material, castings, springs, bearings and similar parts are purchased by the Company, and the parts are machined and assembled at the Company's plant.

          Trade Name Products. The Company manufactures and sells products carrying the Company's trade names. The Company has developed and is manufacturing and marketing centrifuges for continuous removal of contaminants from lubricating oil in internal combustion engines and expects to add additional products to this and related centrifuge fields. In 1997, the Company entered into a product development, licensing, manufacturing and marketing agreement, including certain technology for a multi-product line of personal laboratory centrifuges, and started production and sales of these items during the fourth quarter of 1997. In September 1998, the Company terminated the sales and marketing agreement for these products. However, the Company continues to manufacture certain centrifuges.

STRATEGY

          The Company's objective is to become indispensable to the customer, thereby ensuring that the Company will obtain subsequent production business. The Company pursues this strategy by providing engineering input throughout the development and production processes of its customers' products. This requires the Company to maintain a strong design, application, and manufacturing engineering capability and capacity. In addition, the Company generally designs, manufactures and owns the tooling required to produce its customers' products. Essentially all fixtures and prototypes are produced in the Company's tool and prototype department by highly trained and skilled toolmakers. These strategies improve the ability of the Company to create a long-term production relationship with the customer. Customers generally do not sign long-term production contracts with the Company.

          In addition to continuing to build strong customer relationships, the Company also plans to pursue the following strategies:

          * Completed a settlement offer with certain trade creditors during 2000. In addition, during October 2000, the terms of the financing arrangements were renegotiated with the

               Company's senior creditor. Also, during October 2000, the Company completed a private placement of common and preferred stock.

          * Control costs and expenses commensurate with the Company's current sales levels in an effort to generate cash flows from operations.

          * Expand the Company's precision manufacturing medical device customer base and related sales.

          * Expand the Company's product offerings to include spinning devices, rotary assemblies and motion control devices.

          *    Expand the market for the Company's trade name products.

          * Diversify selectively into industrial parts and components markets.

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

CUSTOMERS

          The Company's customers typically manufacture and sell complete equipment in a wide range of industries including blood processing, blood analysis, pharmaceutical laboratories, medical product distributors, internal combustion engines, electronics, and cryogenics. The initial attraction of the Company to potential customers is usually the Company's demonstrated engineering support capability and its record of rapid development and delivery of high quality products. The Company's record of maintaining permanent customer relationships is strong. The Company's medical device customers sell products for general blood processing and surgical applications, blood analysis, oxygen treatment of ambulatory patients and similar applications. The Company's two largest medical customers accounted for approximately 61% and 57% of net sales in 1999 and 1998, respectively. The Company believes that a significant reduction of orders from its largest customer would have a material adverse effect on its business. During the last half of 1998 and all of 1999, reductions in scheduled shipments to the Company's largest customer were primarily responsible for the loss from operations. There is no assurance that sales to this customer will return to previous levels.

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

COMPETITION

          The contract manufacturing business in which the Company engages is highly competitive. Many of the competitors of the Company have greater sales volume and resources than the Company. The principal elements of competition are quality, service, delivery, price and meeting customer requirements. The Company believes that it accounts for only a small portion of aggregate national sales of the manufacturing service it provides. The Company believes, however, that its strong engineering capability gives it a competitive advantage. Approximately 7% of the Company's employees are engineers.

RESEARCH AND DEVELOPMENT

          The Company conducts limited research and development activities primarily related to prototype development of customers' products and products sold under its trade names. The Company also provides some engineering services to support its customers in the development of new products including, enhancements to current products.

BACKLOG

          The Company makes product forecasts for future delivery based upon frequently updated information from customers; such forecasts are then adjusted or replaced by actual purchase orders or production releases. On November 17, 2000, the Company's backlog of orders and releases was approximately $2.8 million, compared to approximately $4.3 million on November 17, 1999. The primary reason for this change is that Heamonetics, the Company's largest customer, changed its purchasing method from annual blanket orders to quarterly orders. Management expects that the backlog will be filled during the current year, and that additional orders will be received during the current year. The Company's backlog often fluctuates because large orders or releases are placed by customers who schedule delivery of the product over future months. The usual time period between receipt of an order and the first delivery of the product by the Company is 2 to 6 months. The delivery period for subsequent orders generally is shorter than the period for the initial order. The Company believes its backlog is firm; however the Company's customers do not sign production contracts and the customers can reduce, reschedule, or cancel orders without contractual penalty.

EMPLOYEES

          As of December 31, 1999, the Company had 100 employees, which includes 94 full time employees and six part time employees. As of January 3, 2001, the Company had 102 employees, which includes 96 full time employees and six part time employees.

ITEM 2. DESCRIPTION OF PROPERTY.

          The Company's executive offices and principal manufacturing facilities are located at 410 Eleventh Avenue South, Hopkins, Minnesota. These facilities are owned by the Company. The building has approximately 110,000 square feet of which approximately 13,000 square feet are devoted to office space, 97,000 square feet are devoted to manufacturing, and warehouse purposes and approximately 65%
of the space is being utilized. The building is located on approximately 7.5 acres of land. The Company considers this facility to be well maintained, in good operating condition, and believes that such manufacturing facilities can accommodate substantial future growth.

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

ITEM 3. LEGAL PROCEEDINGS.

          During December 1997, in connection with obtaining new credit facilities, the Company undertook an environmental inspection of its manufacturing facility. As part of conducting a Phase I and Phase II environmental assessment of the facility, soil boring and groundwater work indicated the presence of potentially hazardous substances and petroleum products within the soil and groundwater located beneath the site. The Company notified the applicable regulatory agency (Minnesota Pollution Control Agency), as required, and is working with that agency to resolve these issues. However, because the results are still preliminary, the Company is not able to assess whether the Company will ultimately be held liable for the presence of these substances at the site nor the Company's financial exposure if it is found liable. At December 31, 1999, $15,000 is accrued for the cost of additional environmental work.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-KSB.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT.

          The executive officers of the Company, their ages, the year first elected or appointed as an executive officer and the offices held as of January 3, 2001, are as follows:

                          Position(s) with the Company
Name (age)                Or Principal Occupation
----------                -----------------------

Michael J. Tate (61)      President, Chief Executive Officer and Chief Financial
                          Officer

Brian Kempski (45)        Vice President - Marketing and Sales

J.L. Reissner (60)        Secretary

          Information regarding the business experience of the executive officers is set forth below.

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

          Mr. Kempski joined the Company as Director of Sales in December of 1998 and was elected Executive Vice President of Marketing and Sales in April of 1999, a position he has held since. Prior to joining the Company, Mr. Kempski was Director of Sales for Motion Control Group from 1993 to 1998 and from 1990 to 1993, he was Director of Engineering for that firm. Prior to 1990, Mr. Kempski was Senior Product Engineer at Tonka Toys.

          Mr. Reissner was elected Secretary of the Company and has been a director since October 2000. Mr. Reissner has been President of Activar, Inc., a Minnesota Corporation, since January 1996 and was Chief Financial Officer of Activar, Inc. from 1992 until becoming President.

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

             Year                                     High           Low
             ----                                     ----           ---

             2000:        First Quarter                 3/8          5/32
                          Second Quarter                1/4         1/100
                          Third Quarter              1 3/16         1/100

             1999:        First Quarter              1 1/16         11/32
                          Second Quarter             1 1/20          9/32
                          Third Quarter                 1/2         11/32
                          Fourth Quarter               9/16          3/16

             1998:        First Quarter               2 1/2         2 1/8
                          Second Quarter            2 11/16           7/8
                          Third Quarter               1 1/4           1/2
                          Fourth Quarter              11/16           3/8


          As of January 3, 2001, there were approximately 1,155 registered record holders of the Company's Common Stock.

          No cash dividends were declared or paid by the Company during 1999 or 1998, and the Company does not intend to pay dividends on its Common Stock in the foreseeable future. The Company is prohibited from paying dividends on its Common Stock under agreements with its senior lender.

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

          Throughout 1999, the Company continued to experience a decrease in sales for one of its blood centrifuge models to the Company's largest customer. Until August 1997, this product was being produced and shipped in large quantities to that customer. There can be no assurance that sales to the Company's largest customer will return to previous levels or that sales of other products will be sufficient to achieve positive cash flow or profitability. The Company's largest customer continues to order and take delivery of other products manufactured by the Company. The Company's efforts to attract industrial, cryogenic and high-tech custom product customers resulted in some improvement in sales toward the end of 1999. The Company's ability to continue operations is dependent on its ability to increase sales and maintain adequate margins on sales. If the Company is unable to increase sales from current levels and generate positive cash flows from operations, it would be unable to meet its debt service requirements and may be forced to cease operations or may need to seek protection under U.S. bankruptcy laws. Due to the lower sales and the resulting impact on cash, the Company is exploring additional cash conservation and generation strategies.

          Subsequent to December 31, 1999, the Company proposed a settlement offer to its trade creditors of record at July 21, 2000. The settlement offer proposed a reduction of amounts owed greater than $200 by 47%, with the remaining 53% to be paid in 12 equal bi-monthly payments beginning no later than October 30, 2000. The Company also amended its credit agreements with U.S. Bank National Association as of October 10, 2000, which created credit facilities with maximum borrowings of $6,800,000. These credit facilities included a revolving credit line and three term notes. The Company also received $800,000 on October 10, 2000 for the issuance 3,500,000 shares of common stock and 1,000,000 shares of Series A Preferred stock to Activar, Inc., J.L. Reissner and M.J. Tate. The Company also purchased the inventories and accounts receivable and assumed certain liabilities of another company, owned by the Chairman, for approximately $364,000.

RESULTS OF OPERATIONS

          The Company's net sales decreased by 6.2% in 1999 from 1998, compared to a decrease in net sales of 31.9% in 1998 from 1997. Net sales for 1999 from the medical, industrial, and trade name products were $8,242,061, $2,350,267 and $910,273, respectively, compared to $8,425,567, $2,696,963 and $1,146,653, respectively, for 1998. The majority of the sales decreases for 1999 were attributable to the loss of an automotive fuel pump bushing contract that was designed out of the component.

          Gross profit was 4.9% in 1999, compared to 6.0% in 1998. This decrease in gross profit was attributable to a $530,000 increase in the Company's obsolete inventory reserve for 1999. However, positive actions taken in 1999 included moving to cellular manufacturing philosophies. Management believes productivity will continue to improve as they refine these processes and increase machine utilization by implementing a weekend shift. The changes will allow for continuing cost improvements and increased volume to allocate manufacturing expenses.

          Selling, general and administrative expenses were $1,923,916 or 16.7% of net sales in 1999, compared to $2,211,954 or 18.0% of net sales in 1998. The decrease in selling, general and administrative expenses of 13.1% is due primarily to salary and benefit reductions of approximately $288,000 in 1999 compared to 1998. During 1999, there was a decrease in general and administrative expenses of approximately $174,000 as compared to 1998 as a result of our cost control program.

          In 1999, the Company had an operating loss of $1,365,458, compared to an operating loss of $1,924,049 in 1998. The decrease in operating loss was a result of cost containment efforts, headcount reductions and reorganizing the manufacturing processes; all of these took place sporadically throughout 1999. Management anticipates that these efforts will continue to positively affect fiscal 2000.

          The Company had a net loss of $2,144,573 or $.44 per share, compared to a net loss of $2,594,894 or $.53 per share in 1998. The decrease in net loss resulted from the reasons stated above, along with higher interest expense of approximately $100,000 due to increased utilization of the Company's asset-based short-term financing arrangement and higher interest rates during 1999.

          The Company recorded a net loss for 1999 and consequently did not record a provision for income taxes and, generally, does not pay regular income taxes because of the availability of its net operating loss carryforwards. The Company is, however, generally subject to alternative minimum tax under the Internal Revenue Code of 1986, as amended (the "Code"), because only 90% of the net operating loss carryforward is allowed as a deduction before arriving at the alternative minimum taxable income. Therefore, 10% of the Company's taxable income, of which there was none in 1999, is generally subject to the flat alternative minimum tax rate of 21%.

          The effect of inflation on the Company's results has not been significant.

          Liquidity and Capital Resources. At December 31, 1999, the Company had a working capital deficit of $5,811,283, compared to a working capital deficiency of $4,157,294 at December 31, 1998. The current ratio was .31 at December 31, 1999, compared to .47 at December 31, 1998. The increase in the working capital deficit and the decrease in the current ratio are primarily due to a decrease in cash generated from operations, and an increase in borrowings under the Company's asset-based line of credit and term obligations. The Company's credit facilities with U.S. Bank National Association ("US Bancorp") consist of a revolving line of credit and three term notes. Although the line of credit was not due until December 1, 2002, US Bancorp had the right to demand payment at any time. In addition, although the term notes have scheduled repayment dates, the term notes may be due upon demand in the event that US Bancorp requires demand repayment under the credit facilities. The credit facilities agreement also includes a subjective material adverse change clause under which the borrowings could become due and payable. Accordingly, the Company has classified all of the amounts owing under the credit facilities at December 31, 1999 and 1998, as current liabilities.

          On October 10, 2000, the Company and US Bancorp entered into an Amended and Restated Credit Agreement, an Amended, Restated and Consolidated Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Financing Statement, a Security Agreement and an Amended and Restated Note in the principal amount of $6,800,000 (collectively, the "Credit Instruments"). The credit facilities available under the Credit Instruments consist of an asset-based line of credit with availability of up to $1,500,000 and three term notes of $2,800,000 ("Term Note A"), $1,100,000 ("Term Note B")
and $1,400,000 ("Term Note C"), respectively. The credit facilities are collateralized by substantially all the assets of the Company.

          Beginning November 1, 2000, the Company shall pay principal and interest in the amount of $27,020 against Term Note A and on the first day of each month thereafter through September 1, 2005, with a final payment on October 1, 2005 in the amount of the entire remaining balance. On November 1, 2000, December 1, 2000 and January 1, 2001, the Company shall pay interest only on Term Loan B. Commencing on February 1, 2001, the Company shall pay principal and interest in the amount of $36,500 on Term Note B and on the first day of each month thereafter through December 1, 2003 with a final payment on January 1, 2004 in the amount of the entire remaining balance. Term Note C is due and payable in full on September 30, 2003. However, in the event that the line of credit, Term Loan A and Term Loan B are paid in full on or before September 30, 2003 or on October 1, 2003 the Company has fully complied with the terms of the Credit Instruments and no Default or Event of Default (as defined in the Credit Instruments) exists, Term Note C shall be forgiven.

          The Company had negative cash flow from operations of $214,941 for the year ended December 31, 1999, compared to negative cash flow from operations of $309,043 for the year ended December 31, 1998. The change in cash flow from operations for the year ended December 31, 1999 was due primarily to cost savings and reductions in overhead.

          Net cash used in investing activities was $11,682 and $106,265 for the years ended December 31, 1999 and 1998, respectively. The decrease in 1999 was due to a decrease in capital expenditures during the year consistent with overall planned cost containment efforts.

          Net cash provided by financing activities was $47,248 for the year ended December 31, 1999, compared to cash provided by financing activities of $481,949 for the year ended December 31, 1998. The decrease in net cash provided by financing activities in 1999 was primarily due to increase in payments of the Company's asset-based line of credit. The Company also made principal payments of approximately $160,000 on other equipment debt.

          On December 22, 1998, the Company completed a $350,000 private placement of debentures with warrants. The Company then received an additional $50,000 under this placement in 1999. The proceeds were used to fund operating activities.

          On October 10, 2000, the Company completed a private financing (the "Financing") pursuant to the terms of a Securities Purchase Agreement dated October 10, 2000 (the "Securities Purchase Agreement") by and among the Company, Activar, Inc., J. L. Reissner and M.J. Tate (Activar, Reissner and Tate, collectively, the "Investors"). Pursuant to the Securities Purchase Agreement, the Company sold to the Investors, and the Investors purchased from the Company, an aggregate of 3,500,000 shares of the Company's common stock, par value $.1875 per share ("Common Stock"), and an aggregate of 1,000,000 shares of the Company's Series A convertible Preferred Stock, par value $.1875 per share ("Series A Preferred"), all at a purchase price of $.1777778 per share, for an aggregate purchase price of $800,000 (the Series A Preferred and Common Stock sold to the Investors, collectively, the "Shares"). Of the $800,000 total, Activar and Reissner purchased $700,000. The Shares were sold in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), and are "restricted securities" within the meaning of Securities Act.

          The Series A Preferred is convertible at any time, without the payment of any additional consideration, into such number of fully paid and nonassessable shares of Common Stock as is determined by dividing $0.1777778 by the conversion price in effect at the time of any conversion and then multiplying such quotient by each share of Series A Preferred to be converted. The conversion price, initially $0.1777778, is subject to adjustment for stock splits and other actions affecting the capital structure of the Company. The Series A Preferred generally votes with the Common Stock on matters submitted to the shareholders, with each share of Series A Preferred having that number of votes that is equal to the number of whole shares of Common Stock into which such share of Series A Preferred is then convertible. The Series A Preferred is entitled to 9% dividends in preference to any dividends paid on the Common Stock, but such 9% dividends are payable only if, as and when declared by the Company's board of directors.

          In connection with the Financing, the Company, the Investors and certain of the Company's existing shareholders (collectively, the "Shareholders") entered into a Voting Agreement dated September 12, 2000 (the Voting agreement"). Among other provisions, the Voting Agreement requires the Shareholders to vote all of their shares of capital stock of the company (a) for the election of designees of Activar to the board of directors of the Company and (b) as directed by Activar on all matters which from time to time are presented for a vote of the Company's shareholders.

          Management anticipates making capital expenditures to support diversification and growth of the manufacturing operations. Near term capital commitments for new manufacturing equipment total approximately $15,000. The Company anticipates obtaining sufficient amounts of capital for these requirements through bank financing and deferred payment terms.

          During December 1997, in connection with obtaining new credit facilities, the Company undertook an environmental inspection of its manufacturing facility. As part of conducting a Phase I and Phase II environmental assessment of the facility, soil boring and groundwater work indicated the presence of potentially hazardous substances and petroleum products within the soil and groundwater located beneath the site. The Company notified the applicable regulatory agency (Minnesota Pollution Control Agency), as required, and is working with that agency to resolve these issues. Although the regulatory agency has not completed their investigation, based on an independent environmental study, the Company does not believe it will be held liable for the presence of these substances at their site. However, there can be no absolute assurance that the outcome of these matters and related costs will not have a material adverse effect on the Company's business, financial condition, results of operations and liquidity in any future period.

          Business Conditions. The Company incurred a net loss of $2,144,573 for the year ended December 31, 1999, and has a working capital deficit and stockholders' deficiency of $5,811,283 and $3,236,049, respectively, at December 31, 1999.

          Management's plans and objectives to improve the financial condition of the Company include the following:

          * Completed a settlement offer with certain trade creditors during 2000. In addition, during October 2000, the terms of the financing arrangements were renegotiated with the Company's senior creditor. Also, during October 2000, the Company completed a private placement of common and preferred stock.

          * Control costs and expenses commensurate with the Company's current sales levels in an effort to generate cash flows from operations.

          * Expand the Company's precision manufacturing medical device customer base and related sales.

          * Expand the Company's product offerings to include spinning devices, rotary assemblies and motion control devices.

          *    Expand the market for the Company's trade name products.

          * Diversify selectively into industrial parts and components markets.

          There can be no assurance that management will be able to accomplish all of the above plans and objectives or achieve the necessary improvements in its cash flows and financial position to meet its obligations as they become due.

          The Company's ability to continue operations is dependent on its ability to increase sales and maintain adequate margins on sales, as well as its ability to maintain its credit facilities with U.S. Bancorp. In addition, if the Company is unable to increase sales from current levels and generate positive cash flows from operations, it would be unable to meet its debt service requirements and may be forced to cease operations or seek protection under U.S. bankruptcy laws.

          Accordingly, there can be no assurance that the Company will continue as a going concern in its current form. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

          Subsequent Events.
          -----------------

          Accounts Payable. During July 2000, the Company proposed a settlement offer to trade creditors of record at July 21, 2000. At July 21, 2000, approximately $1,700,000 was due to trade creditors. The settlement plan required these trade creditors to reduce amounts outstanding above $200 by 47%. The remaining 53% of their trade creditor balance above $200 will be paid over 12 equal bi-monthly installments commencing October 30, 2000. The first $200 was added to the first bi-monthly installment paid. Trade creditors with balances less than or equal to $200 were paid in full.

          Approximately 62.4% of the trade creditors contacted responded to the settlement offer, which translates into approximately $499,000 of trade creditor debt that has been settled under the offer. Of the total settlement amount of $499,000, approximately $331,000 relates to amounts outstanding at December 31, 1999. The Company will realize the benefit of these trade creditor settlements in the fourth quarter of fiscal 2000. The Company is continuing to pursue settlements with the non-responding trade creditors.

          Financing Arrangements. On October 10, 2000, the Company and US Bancorp entered into an Amended and Restated Credit Agreement, an Amended, Restated and Consolidated Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Financing Statement, a Security Agreement and an Amended and Restated Note in the principal amount of $6,800,000 (collectively, the "Credit Instruments"). The credit facilities available under the Credit Instruments consist of an asset-based line of credit with availability of up to $1,500,000 and three term notes of $2,800,000 ("Term Note A"), $1,100,000 ("Term Note B") and $1,400,000 ("Term Note C"), respectively. The credit facilities have been collateralized by substantially all the assets of the Company.

          Beginning November 1, 2000, the Company shall pay principal and interest in the amount of $27,020 against Term Note A and on the first day of each month thereafter through September 1, 2005, with a final payment on October 1, 2005 in the amount of the entire remaining balance. On November 1, 2000, December 1, 2000 and January 1, 2001, the Company shall pay accred interest only on Term Loan

B. Commencing on February 1, 2001, the Company shall pay principal and interest in the amount of $36,500 on Term Note B and on the first day of each month thereafter through December 1, 2003 with a final payment on January 1, 2004 in the amount of the entire remaining balance. Term Note C is due and payable in full on September 30, 2003. However, in the event that the line of credit, Term Loan A and Term Loan B are paid in full on or before September 30, 2003, or on October 1, 2003, the Company has fully complied with the terms of the Credit Instruments and no Default or Event of Default (as defined in the Credit Instruments) exists, Term Note C shall be forgiven.

          Stockholders' Equity. On October 10, 2000, the Company completed a private financing (the "Financing") pursuant to the terms of a Securities Purchase Agreement (the "Securities Purchase Agreement") by and among the Company and Activar, Inc., J.L. Reissner and M.J. Tate (Activar, Reissner and Tate, collectively, the "Investors"). Pursuant to the Securities Purchase Agreement, the Company sold to the Investors an aggregate of 3,500,000 shares of the Company's common stock and an aggregate of 1,000,000 shares of the Company's Series A Convertible Preferred Stock, all at a purchase price of $.1777778 per share, for an aggregate purchase price of $800,000. For a detailed discussion of these securities, see pages 12-13 of this report.

          Purchase Agreement. In December 2000, the Company purchased the inventories and accounts receivable and assumed certain liabilities of a company owned by the Chairman of the Company. The purchase price was approximately $364,000, which bears interest at 8% and is payable in December 2003. The purchase agreement, effective November 30, 2000 was signed on December 22, 2000.

          Recent Accounting Standards. In December 1999, the Securities and Exchange Commission (SEC) staff issued Staff Accounting Bulletin No. 101, "Revenue Recognition." An amendment in June 2000 delayed the effective date until the fourth quarter of 2000. In addition, in October 2000, the SEC staff issued "Staff Accounting Bulletin No. 101: Revenue Recognition in Financial Statements - Frequently Asked Questions and Answers." The Company is reviewing the requirements of this bulletin and has not yet determined the impact on its financial statements.

          Summary. The Company had a disappointing fiscal 1999. While the fiscal 1999 results did not meet expectations, the Company showed improvements in its monthly losses. The Company believes it is in a position to breakeven or achieve profitability with additional volume. Most disappointing is the slow-pace of booking new business, particularly from technology companies. The energy expended in this area will not be lost, but the development cycle has been longer than expected.

          Factors That May Affect Future Results.
          --------------------------------------

          Dependence on Major Customer. The Company's largest customer accounted for 51.6% and 43.5% of net sales in 1999 and 1998, respectively. The Company's net sales in 1999 decreased $766,582, or 6.2%, from 1998, and sales were primarily affected by a reduction in scheduled shipments of one high volume product to this customer. The Company continues to sell and take orders of other products from this customer. Sales of a previously high volume product from the Company's largest customer began to increase again in mid-February 1999; however, no assurance can be given that sales of this product will resume to previous or expected levels. The Company has no production contracts with this customer and believes that further reductions in orders from this customer would have a material adverse effect on its future operating results.

          Dependence on New Products and Continued Growth in Sales Volume. The Company's future success will depend on its ability to secure additional contract manufacturing business, enhance the products it currently manufactures under its own trade names, increase sales volume of oil centrifuges, obtain production orders for prototype products including spindle assemblies, and maintain a satisfactory volume of orders for industrial parts.

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

ITEM 7. FINANCIAL STATEMENTS.

          The following Financial Statements and Report of Independent Accountants thereon are included herein (page numbers refer to pages in this Report):

                                                                            Page
                                                                            ----
Report of Independent Accountants........................................     22

Balance Sheets as of December 31, 1999 and 1998..........................     23

Statements of Operations for the years
ended December 31, 1999 and 1998.........................................     24

Statements of Stockholders' Equity for the years
ended December 31, 1999 and 1998.........................................     25

Statements of Cash Flows for the years ended
December 31, 1999 and 1998...............................................     26

Notes to the Financial Statements........................................  27-36


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

          (a)       DIRECTORS OF THE REGISTRANT.

          NAME                    AGE                 POSITION
          ----                    ---                 --------

          R.F. McNamara.......... 67    Chairman of the Board and Director

          Michael J. Tate........ 61    Director, President and Chief Executive
                                        Officer

          J.L. Reissner.......... 60    Director and Secretary

          R. F. MCNAMARA was elected Chairman of the Board and has been a director of the Company since October 2000. Mr. McNamara has been the Owner of Activar, Inc., a Minnesota Corporation, since 1978 and is a director of various other companies.

          MICHAEL J. TATE was elected Chief Executive Officer, President and Chief Financial Officer and has been an employee director of the Company since April 20, 1998. Prior to joining the Company, he was Vice President/Chief Operating Officer of Minnesota Valley Engineering from August 1996. Prior to 1996, Mr. Tate held other positions at Minnesota Valley Engineering, including Vice

President/General Manager Industrial Business Unit from March 1993 to August 1996 and Vice President Finance/Treasurer from September 1989 to March 1993.

          J.L. REISSNER was elected Secretary and has been a director of the Company since October 2000. He has been the President of Activar, Inc., a Minnesota corporation, since January 1996 and was Chief Financial Officer of Activar, Inc. from 1992 until becoming President.

          (b)       EXECUTIVE OFFICERS OF THE REGISTRANT.

          The information concerning Executive Officers of the Company is included in this Report under Item 4A, Executive Officers of the Registrant.

          (c)       COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

          Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and all persons who beneficially own more than 10% of the outstanding shares of our common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock. Executive officers, directors and greater than 10% beneficial owners are also required to furnish us with copies of all Section 16(a) forms they file. To the Company's knowledge, based upon a review of the copies of such reports furnished to the Company as of the date of this report and written representations by such persons, none of the directors, executive officers and beneficial owners of greater than 10% of the Company's common stock failed to file on a timely basis the forms required by Section 16 of the Securities Exchange Act of 1934.

ITEM 10. EXECUTIVE COMPENSATION.

          (a)       SUMMARY OF CASH AND OTHER COMPENSATION

          The following table provides summary information concerning cash and non-cash compensation paid to or earned by the Company's Chief Executive Officer and executive officers of the Company, all of whom received or earned cash and non-cash salary and bonus of more than $100,000, for the fiscal year ended December 31, 1999.

                           SUMMARY COMPENSATION TABLE

                                                    ANNUAL        LONG-TERM
                                                 COMPENSATION   COMPENSATION
                                                 ------------   ------------

                                                                 SECURITIES
                                                                 UNDERLYING       ALL OTHER
      NAME AND PRINCIPAL POSITION           YEAR    SALARY ($)   OPTIONS (#)   COMPENSATION ($)
----------------------------------------    ----    ----------   -----------   ----------------
Michael J. Tate ........................    1999     $146,153      106,058             0
   PRESIDENT, CHIEF EXECUTIVE OFFICER       1998      123,854       56,058             0
   AND CHIEF FINANCIAL OFFICER              1997            0            0             0

          (b)       OPTION GRANTS IN LAST FISCAL YEAR

          The following tables summarize option grants and exercises during the fiscal year ended December 31, 1999 to or by each of the executive officers named in the Summary Compensation Table and the potential realizable value of the options held by these persons at December 31, 1999.

                                                 INDIVIDUAL GRANTS (1)
                                -----------------------------------------------------

                                 NUMBER OF      PERCENT OF
                                SECURITIES    TOTAL OPTIONS
                                UNDERLYING      GRANTED TO     EXERCISE
                                  OPTIONS      EMPLOYEES IN      PRICE     EXPIRATION
NAME                            GRANTED (#)    FISCAL YEAR     PER SHARE      DATE
----                            -----------    -----------     ---------   ----------
Michael J. Tate..............    50,000(1)          40%          $.50       June 2009
Brain Kempski................    75,000(1)          60%          $.50       June 2009

(1) This option listed was granted under the 1991 Stock Option Plan, as amended. This options were granted in June 1999. These options were vested upon meeting certain profit goals. The options were immediately vested upon change of control.

          (c) AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

         The following table summarizes the number and value of options exercised during 1999 and the value of options held by each of the executive officers named in the Summary Compensation Table at December 31, 1999. None of the executive officers of the Company exercised any stock options during 1999.

                                    NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                   UNDERLYING UNEXERCISED         IN-THE-MONEY OPTIONS
                                OPTIONS AT DECEMBER 31, 1999     AT DECEMBER 31, 1999 (1)
                                ----------------------------     ------------------------
NAME                            EXERCISABLE    UNEXERCISABLE   EXERCISABLE    UNEXERCISABLE
----                            -----------    -------------   -----------    -------------
Michael J. Tate..............      6,058          100,000           0               0
Brian Kempski................     25,000           50,000           0               0

(1) Value based on the difference between the fair market value of one share of the Company's Common Stock at December 31, 1999 and the exercise price of the options ranging from $.50 to $.82 per share. Options are in-the-money if the market price of the shares exceeds the option exercise price.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                      PRINCIPAL SHAREHOLDERS AND BENEFICIAL
                             OWNERSHIP OF MANAGEMENT

          The following table sets forth information known to us with respect to the beneficial ownership of each class of the Company's capital stock as of December 11, 2000 for (1) each person known by the Company to beneficially own more than 5% of any class of the Company's voting securities, (2) each of the executive officers named in the Summary Compensation Table under the heading "Executive Compensation and Other Benefits," (3) each of the Company's directors and (4) all of the Company's executive officers and directors as a group. Except as otherwise indicated, the Company believes that each of the beneficial owners of the Company's capital stock listed below, based on information provided by these owners, has sole investment and voting power with respect to its shares, subject to community property laws where applicable.

                                                             SERIES A PREFERRED   COMMON STOCK    PERCENT
                                        COMMON STOCK               STOCK            AND COMMON    OF TOTAL
                                   ------------------------  -------------------      STOCK        VOTING
                                                                                   EQUIVALENTS     POWER
NAME                                   NUMBER      PERCENT    NUMBER    PERCENT        (1)           (2)
--------------------------         -------------  ---------  --------  ---------   -----------    --------
Perkins Capital Management
730 East Lake Street
Wayzata, MN 55391-1759             1,022,186 (3)    11.7%       0         --        1,022,186       10.5%

Activar, Inc.
7808 Creekridge Circle
Suite 200
Minneapolis, MN 55439              2,187,500 (4)    25.1%    625,000     62.5%      2,812,500       28.9%

R.F. McNamara
7808 Creekridge Circle
Suite 200
Minneapolis, MN 55439              2,187,500 (5)    25.1%    625,000     62.5%      2,812,500       28.9%

J.L. Reissner
7808 Creekridge Circle
Suite 200
Minneapolis, MN 55439              3,062,500 (6)    35.1%    875,000     87.5%      3,937,500      40.49%

Michael J. Tate
3230 Urbandale Drive
Plymouth, MN 55447                   677,345 (7)    7.76%    125,000     12.5%        802,345       8.25%

All executive officers and
directors as a group
(4 persons).....................   3,739,845 (8)    42.8%  1,000,000    100.0%      4,739,845       42.8%

-------------------------
* less than 1%.

(1) As of December 11, 2000, unless noted. Unless otherwise noted, all of the shares shown are held by individuals or entities possessing sole voting and investment power with respect to such shares.

(2) Shares not outstanding but deemed beneficially owned by virtue of the right of a person or member of a group to acquire them within 60 days are treated as outstanding only when determining the amount and percent owned by such person or group.

(3) According to a Schedule 13G/A, dated December 31, 1999, as filed with the Securities and Exchange Commission, Perkins Capital Management, Inc. has sole voting power with respect to 357,500 of such shares, and sole dispositive power over all such shares.

(4) According to a Schedule 13D, dated October 10, 2000, as filed with the Securities and Exchange Commission, Activar Inc. has sole dispositive and voting power with respect to such shares.

(5) According to a Schedule 13D, dated October 10, 2000, as filed with the Securities and Exchange Commission, Mr. McNamara has shared dispositive with respect to these shares and sole voting power over all such shares.

(6) According to a Schedule 13D, dated October 10, 2000, as filed with the Securities and Exchange Commission, Mr. Reissner has shared dispositive power with respect to 2,812,500 shares and sole dispositive and voting power over 1,125,000 shares. Includes shares from footnote 4.

(7) Includes 106,058 option shares and 50,000 warrant shares that Mr. Tate has the right to acquire within 60 days upon the exercise of options and warrants.

(8) Includes an aggregate of 181,058 option shares and 50,000 warrant shares that executive officers and directors have the right to acquire within 60 days upon the exercise of options and warrants.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          Mike Tate, President, Chief Executive Officer and Director, received 100,000 shares of restricted stock in lieu of $50,000 in salary compensation per a one year agreement ended May 31, 2000.

          In October 2000, the Company completed a private financing. In December 2000, the Company purchased another company, which was owned by the Chairman of the Company. See Item 6. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

          (a)       EXHIBITS

          The exhibits to this Report are listed in the Exhibit Index on pages 37 to 42 of this Report.

          A copy of any of the exhibits listed or referred to above will be furnished at a reasonable cost to any person who was a shareholder of the Company as of January 3, 2001, upon receipt from any such person of a written request for any such exhibit. Such request should be sent to Reuter Manufacturing, Inc., 410 Eleventh Avenue South, Hopkins, Minnesota 55343,
Attention: Investor Relations.

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

          (8)       Option Agreement between Edward E. Strickland and the
                    Company

          (9)       Consulting Agreement with Edward E. Strickland

          (10) Independent Contractor Agreement dated as of May 16, 1991, between Taylor Consultants, Inc. and the Company

          (11) Independent Contractor Agreement dated as of November 2, 1992, between Taylor Consultants, Inc. and the Company

          (12)      1998 Non-Employee Director Stock Option Plan


          (b)       REPORTS ON FORM 8-K

          No reports were filed under Form 8-K during 1999. The Company did, however, file a report on Form 8-K on October 24, 2000, relating to the financing and the restructuring of the Company's credit facilities.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: January 3, 2001                 REUTER MANUFACTURING, INC.


                                       By:  /s/ Michael J. Tate
                                          --------------------------------------
                                       Michael J. Tate, President, Chief
                                       Executive Officer and Chief Financial
                                       Officer

          Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below on January 3, 2001 by the following persons on behalf of the Registrant and in the capacities indicated.


Signature                        Title
---------                        -----

/s/ R.F. McNamara                Chairman of the Board and Director
---------------------------
R.F. McNamara

/s/ Michael J. Tate              President, Chief Executive Officer and Director
---------------------------      (principal executive and financial officer)
Michael J. Tate

/s/ J.L. Reissner                Director and Secretary
---------------------------
J.L. Reissner

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders and Board of Directors of Reuter Manufacturing, Inc.:

In our opinion, the accompanying balance sheets and the related statements of operations, stockholders' equity (deficiency) and cash flows present fairly, in all material respects, the financial position of Reuter Manufacturing, Inc. (the Company) at December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1, the Company has experienced recurring net losses from operations for the years ended December 31, 1999 and 1998, and has a significant working capital deficit and stockholders' deficiency at December 31, 1999 and 1998. Management's plans in regard to these matters are described in Note 1.





                                       /s/ PRICEWATERHOUSECOOPERS LLP

                                       PRICEWATERHOUSECOOPERS LLP


December 13, 2000

REUTER MANUFACTURING, INC.
BALANCE SHEETS
AT DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------

                                     ASSETS                                        1999             1998
Current assets:
    Cash                                                                      $        500     $    179,875
    Accounts receivable, net                                                     1,288,036        1,432,723
    Inventories                                                                  1,287,951        2,027,040
    Other current assets                                                             9,500           44,685
                                                                              ------------     ------------

      Total current assets                                                       2,585,987        3,684,323

Property, plant and equipment, net                                               3,402,734        4,027,404
                                                                              ------------     ------------

      Total assets                                                            $  5,988,721     $  7,711,727
                                                                              ============     ============

                  LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
    Current maturities of senior debt                                         $  5,136,094     $  5,610,405
    Current maturities of subordinated debt                                        644,216          240,483
    Book overdraft                                                                 431,619               --
    Accounts payable                                                             1,484,191        1,198,469
    Accrued expenses                                                               701,150          792,260
                                                                              ------------     ------------

      Total current liabilities                                                  8,397,270        7,841,617

Subordinated debt, less current maturities                                         789,155          949,085
Other liabilities                                                                   38,345           50,160
                                                                              ------------     ------------

      Total liabilities                                                          9,224,770        8,840,862
                                                                              ------------     ------------

Commitments and contingencies

Stockholders' deficiency:
    Preferred stock, par value $.01 per share, authorized 2,500,000 shares, none issued
    Common stock, par value $.1875 per share, authorized 9,000,000 shares, issued and outstanding 4,999,385 and 4,898,885
        shares in 1999 and 1998, respectively                                      937,385          918,541
    Additional paid-in capital                                                  17,871,759       17,832,113
    Unearned compensation                                                          (20,831)              --
    Accumulated deficit                                                        (22,024,362)     (19,879,789)
                                                                              ------------     ------------

      Total stockholders' deficiency                                            (3,236,049)      (1,129,135)
                                                                              ------------     ------------

      Total liabilities and stockholders' deficiency                          $  5,988,721     $  7,711,727
                                                                              ============     ============


    The accompanying notes are an integral part of the financial statements.

REUTER MANUFACTURING, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------

                                                                  1999            1998
Net sales                                                    $ 11,502,601     $ 12,269,183
Cost of sales                                                  10,944,143       11,533,951
                                                             ------------     ------------

      Gross profit                                                558,458          735,232

Selling, general and administrative expenses                    1,923,916        2,211,954
Writeoff of certain assets, principally intangible assets              --          447,327
                                                             ------------     ------------

      Operating loss                                           (1,365,458)      (1,924,049)
                                                             ------------     ------------

Other income (expense)
    Interest expense                                             (780,239)        (677,198)
    Other, net                                                      1,124            6,353
                                                             ------------     ------------

      Total other expense, net                                   (779,115)        (670,845)
                                                             ------------     ------------

Net loss                                                     $ (2,144,573)    $ (2,594,894)
                                                             ============     ============

Net loss per share                                           $      (0.44)    $      (0.53)
                                                             ============     ============

Weighted average shares outstanding                             4,899,147        4,883,431
                                                             ============     ============


    The accompanying notes are an integral part of the financial statements.

REUTER MANUFACTURING, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------

                                                                       ADDITIONAL
                                                           PAR           PAID-IN        UNEARNED      ACCUMULATED
                                          SHARES          VALUE          CAPITAL      COMPENSATION       DEFICIT          TOTAL
Balances, December 31, 1997              4,863,496    $    911,906    $ 17,768,127                    $(17,284,895)   $  1,395,138

Cancellation of common stock               (11,111)         (2,083)         (7,986)                                        (10,069)

Exercise of stock options                   46,500           8,718          14,012                                          22,730

Issuance of warrants                                                        57,960                                          57,960

Net loss                                                                                                (2,594,894)     (2,594,894)
                                      ------------    ------------    ------------                    ------------    ------------

Balances, December 31, 1998              4,898,885         918,541      17,832,113                     (19,879,789)     (1,129,135)

Exercise of stock options                      500              94             116                                             210

Issuance of warrants                            --              --           8,280                                           8,280

Issuance of restricted stock               100,000          18,750          31,250    $    (50,000)                             --

Amortization of deferred compensation                                                       29,169                          29,169

Net loss                                                                                                (2,144,573)     (2,144,573)
                                      ------------    ------------    ------------    ------------    ------------    ------------

Balances, December 31, 1999              4,999,385    $    937,385    $ 17,871,759    $    (20,831)   $(22,024,362)   $ (3,236,049)
                                      ============    ============    ============    ============    ============    ============


    The accompanying notes are an integral part of the financial statements.

REUTER MANUFACTURING, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------

                                                                        1999             1998
Cash flows from operating activities:
    Net loss                                                       $ (2,144,573)    $ (2,594,894)
    Adjustments to reconcile net loss to net cash used in
        operating activities:
      Depreciation and amortization                                     776,625          811,416
      Amortization of intangible assets                                      --           61,476
      Amortization of debt discount                                      22,080               --
      Deferred compensation                                              29,169               --
      Writeoff of certain assets, principally intangible assets              --          447,327
      Provision for uncollectible accounts receivable                   235,275              641
      Provision for writedown of inventories                            530,000          125,664
      Changes in operating assets and liabilities:
        Accounts receivable                                             (90,588)         436,055
        Inventories                                                     209,089         (216,912)
        Other current assets                                             35,185           54,927
        Accounts payable                                                285,722          506,344
        Accrued expenses                                                (91,110)          97,249
        Other liabilities                                               (11,815)         (38,336)
                                                                   ------------     ------------

      Net cash used in operating activities                            (214,941)        (309,043)
                                                                   ------------     ------------

Cash flows from investing activities:
    Additions to property, plant and equipment                          (11,682)        (106,265)
                                                                   ------------     ------------

      Net cash used in investing activities                             (11,682)        (106,265)
                                                                   ------------     ------------

Cash flows from financing activities:
    Proceeds from line of credit and senior debt                     11,442,058       13,509,582
    Repayments of line of credit and senior debt                    (11,916,369)     (13,212,689)
    Proceeds from subordinated debt                                     250,000          350,000
    Payments of subordinated debt                                      (160,270)        (187,674)
    Proceeds from exercise of stock options                                 210           22,730
    Increase in book overdraft                                          431,619               --
                                                                   ------------     ------------

      Net cash provided by financing activities                          47,248          481,949
                                                                   ------------     ------------

Net change in cash                                                     (179,375)          66,641

Cash, beginning of year                                                 179,875          113,234
                                                                   ------------     ------------

Cash, end of year                                                  $        500     $    179,875
                                                                   ============     ============

Supplemental disclosures of cash flow information:
    Cash paid for interest                                         $    781,490     $    664,655
    Noncash investing and financing activities:
      Purchase of equipment in exchange for notes payable               140,273          122,673


    The accompanying notes are an integral part of the financial statements.

REUTER MANUFACTURING, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.   BUSINESS DESCRIPTION AND CONDITIONS

     BUSINESS DESCRIPTION
     Reuter Manufacturing, Inc. (the Company) is principally a contract manufacturer of precision machined components, assemblies and devices for medical and industrial original equipment manufacturers (OEM). The Company manufactures close tolerance bearing-related assemblies for the medical device industry. The Company also manufactures self-powered oil centrifuges and laboratory centrifuges which are sold by the Company's sales force to the OEM or end user, as well as to distributors.

     TROUBLED FINANCIAL CONDITION AND MANAGEMENT'S PLANS
     The Company has experienced a net loss of $2,144,573 for the year ended December 31, 1999, has a working capital deficit of $5,811,283 and stockholders' deficiency of $3,236,049 at December 31, 1999.

     As of December 13, 2000, management's plans and objectives to improve the financial condition of the Company, including actions taken during 2000, are as follows:

     * Completed a $499,000 settlement offer with certain trade creditors during 2000. In addition, the Company amended the terms of its senior financing arrangements and completed a private placement of common and preferred stock. See Note 11 for further details of these transactions.

     * Control costs and expenses commensurate with the Company's current sales levels in an effort to generate cash flows from operations.

     * Expand the Company's precision manufacturing medical device customer base and related sales.

     * Expand the Company's product offerings to include spinning devices, rotary assemblies and motion control devices.

     *    Expand the market for the Company's trade name products.

     *    Diversify selectively into industrial parts and components markets.

     There can be no assurance that management will be able to accomplish all of the above plans and objectives or achieve the necessary improvements in its cash flows and financial position to meet its obligations as they become due.

     The Company's ability to continue operations is dependent on its ability to increase sales and maintain adequate margins on sales, as well as its ability to maintain its credit facilities (Note 4). In addition, if the Company is unable to increase sales from current levels and generate positive cash flows from operations, it would be unable to meet its debt service requirements and may be forced to cease operations or seek protection under U.S. bankruptcy laws.

     Accordingly, there can be no assurance that the Company will continue as a going concern in its current form. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

REUTER MANUFACTURING, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

2.   SIGNIFICANT ACCOUNTING POLICIES

     INVENTORIES

     Inventories are valued at the lower of cost or market with cost determined on a first-in, first-out basis.

     PROPERTY, PLANT AND EQUIPMENT
     Property, plant and equipment are recorded at cost. Depreciation and amortization is provided for by the straight-line method based on the estimated useful lives of the related assets. Useful lives range from 15 to 40 for buildings and building improvements and 5 to 7 for machinery and equipment. Expenditures for major renewals and betterments are capitalized, and expenditures for maintenance and repairs are charged to operations as incurred. Upon retirement or other disposition of property, plant or equipment, the applicable cost and accumulated depreciation and amortization are eliminated from the accounts, and the resulting gain or loss is included in operations.

     REVENUE RECOGNITION
     The Company recognizes sales of precision manufacturing products when these products are shipped.

     In December 1999, the Securities and Exchange Commission (SEC) staff issued Staff Accounting Bulletin No. 101, "Revenue Recognition." An amendment in June 2000 delayed the effective date until the fourth quarter of 2000. In addition, in October 2000, the SEC staff issued "Staff Accounting Bulletin No. 101: Revenue Recognition in Financial Statements - Frequently Asked Questions and Answers." The Company is reviewing the requirements of this bulletin and has not yet determined the impact on its financial statements.

     INCOME TAXES
     The Company utilizes the asset and liability method of accounting for income taxes whereby deferred taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the sum of the tax currently payable and the change in the deferred tax assets and liabilities during the period.

     INTANGIBLE ASSETS
     In connection with losses relating to the manufacture of two products, the Company analyzed the carrying amount of the intangible assets and determined that the carrying values would not be recoverable through future cash flows. Accordingly, the Company wrote off its intangible assets and recorded a charge of $447,327 in the Statement of Operations for the year ended December 31, 1998.

     CARRYING VALUE OF FINANCIAL INSTRUMENTS
     The carrying value of the Company's financial instruments approximates fair value at December 31, 1999 and 1998.

     EARNINGS (LOSS) PER COMMON SHARE
     Basic earnings per common share is computed using the weighted average number of shares outstanding for the period. Diluted earnings per common share is computed using the weighted average number of shares outstanding per common share adjusted for the incremental shares attributed to outstanding stock options under the Company's stock option plans and stock purchase warrants.

REUTER MANUFACTURING, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     Incremental shares attributable to the assumed exercise of stock options and stock purchase warrants for the year ended December 31, 1999 and 1998 were excluded from the computation of diluted earnings per share as their effect would be anti-dilutive.

     STOCK-BASED COMPENSATION
     The Company accounts for stock based compensation using the intrinsic value method. Accordingly, compensation costs for stock options granted to employees is measured at the excess, if any, of the fair value of the Company's stock at the measurement date over the amount the employee must pay to acquire the stock.

     USE OF ESTIMATES
     The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.


3.   SELECTED BALANCE SHEET INFORMATION

     ACCOUNTS RECEIVABLE, NET                            1999          1998

     Accounts receivable                             $ 1,550,036   $ 1,459,448
     Less allowance for doubtful accounts and sales
      returns                                           (262,000)      (26,725)
                                                     -----------   -----------

                                                     $ 1,288,036   $ 1,432,723
                                                     ===========   ===========


     INVENTORIES, NET

     Raw materials and supplies                      $   619,622   $   682,357
     Work-in-process                                   1,403,329     1,549,683
     Less allowance for obsolete inventories            (735,000)     (205,000)
                                                     -----------   -----------

                                                     $ 1,287,951   $ 2,027,040
                                                     ===========   ===========


     PROPERTY, PLANT AND EQUIPMENT, NET

     Land and related improvements                   $   206,995   $   206,995
     Buildings and building improvements               3,375,198     3,375,198
     Machinery and equipment                           8,026,821     7,874,866
     Equipment under capital leases                    1,500,883     1,500,883
                                                     -----------   -----------

                                                      13,109,897    12,957,942
     Less accumulated depreciation                    (9,131,346)   (8,585,818)
     Less accumulated amortization                      (575,817)     (344,720)
                                                     -----------   -----------

                                                     $ 3,402,734   $ 4,027,404
                                                     ===========   ===========

REUTER MANUFACTURING, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

4.   FINANCING ARRANGEMENTS

     Financing arrangements at December 31, 1999 and 1998, consisted of the following:

                                                                             1999           1998
     Senior debt:
         Asset-based line of credit, payable to bank, due on demand
             The weighted average interest rate of asset-based line of
             credit borrowings was 10.56% and 10.23% for the years
             ended December 31, 1999 and 1998, respectively. (a)         $ 2,764,927    $ 3,136,572

         Term note, payable to bank. (a)                                   2,186,667      2,253,333

         Term note, payable to bank. (a)                                     184,500        220,500

     Subordinated debt:
         Debentures payable (primarily due to the Company's key
             management and members of the Board of Directors),
             interest at 13%, payable monthly beginning March 1999;
             principal due December 2001                                     355,840        292,040

         Note payable due to an individual with interest at 12% per
             annum, due on January 19, 2000                                  200,000             --

         Notes payable in monthly principal and interest installments, with interest ranging from 5.9% to 11.8%. Notes mature
             from March 2000 to February 2003, and are collateralized
             by equipment with an aggregate carrying value of
             approximately $1,000,000 at December 31, 1999. Certain
             of these notes payable agreements contain subjective
             material adverse change clauses under which the notes
             could become currently due and payable. Collateralized
             by certain equipment                                            877,531        897,528
                                                                         -----------    -----------

     Total debt                                                            6,569,465      6,799,973

     Less senior debt                                                     (5,136,094)    (5,610,405)
     Less current maturities of subordinated debt                           (644,216)      (240,483)
                                                                         -----------    -----------

     Subordinated debt, less current maturities                          $   789,155    $   949,085
                                                                         ===========    ===========

(a) The asset-based line of credit and term notes (the Senior debt) were refinanced in October 2000 as described in Note 11. The Senior debt obligations had scheduled maturity dates; however, their borrowings were due on demand; accordingly, they have been classified as current in the Company's December 31, 1999 and 1998, balance sheets. The Senior debt obligations prohibit the payment of dividends and limit capital expenditures. The Senior debt is collateralized by all of the Company's assets, except for certain equipment purchased with notes payable.

REUTER MANUFACTURING, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     The aggregate maturities of the subordinated debt at December 31, 1999, are as follows:

          2000                                                      $   644,216
          2001                                                          628,304
          2002                                                          146,128
          2003                                                           14,723
                                                                    -----------

                                                                    $ 1,433,371
                                                                    ===========


5.   STOCKHOLDERS' EQUITY (DEFICIENCY)

     STOCK OPTION PLANS
     The Company's Stock Option Plans (the Plans) provide for grants of stock options to employees and directors. The number of common shares available for grant pursuant to the Plans were 625,000 at December 31, 1999 and 1998, respectively. Options become exercisable over periods of up to four years from the date of grant and expire 10 years from the date of grant.

     The following summarizes all option activity under the Plans:

                                                                       WEIGHTED
                                                                       AVERAGE
                                                         OPTIONS       EXERCISE
                                                       OUTSTANDING      PRICE

Balances, December 31, 1997                               373,500       $2.20

Cancelled                                                (147,007)      $2.40
Granted                                                   227,924       $1.97
Exercised                                                 (46,500)      $0.49
                                                       ----------

Balances, December 31, 1998                               407,917       $1.96

Cancelled                                                (187,214)      $1.71
Granted                                                    47,000       $0.46
Exercised                                                    (500)      $0.42
                                                       ----------

Balances, December 31, 1999                               267,203       $1.83
                                                       ==========

Options exercisable at December 31, 1999                  174,535       $2.10
                                                       ==========

REUTER MANUFACTURING, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     The following table summarizes information about fixed price stock options outstanding at December 31, 1999:

                                 OPTIONS OUTSTANDING       OPTIONS EXERCISABLE
                                ----------------------  ------------------------
                                 WEIGHTED
                                 AVERAGE
                    OPTIONS      REMAINING    WEIGHTED      NUMBER      WEIGHTED
                  OUTSTANDING   CONTRACTUAL   AVERAGE   EXERCISABLE AT  AVERAGE
     RANGE OF     DECEMBER 31,     LIFE       EXERCISE   DECEMBER 31,   EXERCISE
 EXERCISE PRICES     1999        (MONTHS)      PRICE         1999        PRICE

 $0.25 - $0.5156    67,000          82         $0.44         47,000      $0.46
$0.6250 - $0.9375  107,203         103         $0.81         57,203      $0.80
  $2.25 - $3.375    25,500          89         $2.42         11,500      $2.51
 $4.25 - $4.4375    40,000          83         $4.39         31,332      $4.38
 $4.875 - $5.1875   27,500          79         $4.89         27,500      $4.89

     STOCK-BASED COMPENSATION
     Had compensation cost for the Plans been determined based on the fair value of options at the grant date for awards in 1999 and 1998, the Company's pro forma loss and net loss per share would have been as follows:


                                                       1999            1998

     Net loss                                      $ (2,197,135)   $ (2,717,631)
                                                   ============    ============

     Net loss per share                            $      (0.45)   $      (0.56)
                                                   ============    ============


     The pro forma effect on the net loss for 1998 is not fully representative of the pro forma effect on the net loss in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995.

     The weighted average grant-date fair value of options granted during 1999 and 1998 was $.49 and $1.54, respectively, which was determined using the Black-Scholes option pricing model with the following key assumptions:

                               ASSUMPTIONS                1999           1998

     Risk free interest rates                          4.9% - 5.9%   4.8% - 5.7%
     Volatility                                           135%           111%
     Expected lives (months)                               72             72

       The Company does not anticipate paying dividends in the near future.

REUTER MANUFACTURING, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     WARRANTS
     In connection with the private placement of debentures (Note 4) in December 1998, the Company granted five-year warrants to purchase 350,000 shares of the Company's common stock at an exercise price of $.6625 per share, exercisable immediately. In February 1999, the Company granted five-year warrants to purchase an additional 50,000 shares of the Company's common stock at an exercise price of $.6625 per share, exercisable immediately. No warrants have been exercised.


6.   INCOME TAXES

     The following table sets forth the components of the tax-effected deferred tax assets and liabilities at December 31, 1999 and 1998:

                                                                1999            1998
     Net operating losses available for carryforward
           (expire 2004 to 2019)                           $ 12,340,000    $ 10,195,000
     Accelerated depreciation for tax reporting purposes       (101,000)       (124,000)
     Other future deductible temporary differences, net         335,000         224,000
                                                           ------------    ------------

     Net deferred tax asset before valuation allowance       12,574,000      10,295,000

     Valuation allowance                                    (12,574,000)    (10,295,000)
                                                           ------------    ------------

                                                           $         --    $         --
                                                           ============    ============

     The Company has established a valuation allowance for any tax benefits for which management believes, based on the relative weight of currently available evidence, that it is "more likely than not" that the related net deferred tax asset will not be realized. As a result, no tax benefit has been provided for the net loss incurred for the years ended December 31, 1999 and 1998, respectively.

     Under the Internal Revenue Code, certain stock transactions, including sales of stock and the granting of warrants to purchase stock, may limit the amount of net operating loss carryforwards that may be utilized on an annual basis to offset taxable income in future periods.

     Reconciliation of the income tax computed at the federal statutory rate to the actual income tax provision is as follows:

                                                                  1999            1998
     Benefit at federal statutory rate                       $   (729,000)   $   (882,264)

     Limitation of net operating loss carryforward benefit        729,000         882,264
                                                             ------------    ------------

           Income tax provision                              $         --    $         --
                                                             ============    ============

REUTER MANUFACTURING, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

7.   EMPLOYEE BENEFIT PLANS

     All employees who are at least 21 years of age and have completed six months of service and have worked at least 1,000 hours are eligible to participate in the Company's 401(k) Retirement Savings Plan and Profit Sharing Plan. The Company may make 401(k) matching contributions and profit sharing contributions at the discretion of the Board of Directors. The Company did not provide for any 401(k) matching contributions and profit sharing contributions for the years ended December 31, 1999 and 1998.


8.   SIGNIFICANT CUSTOMER INFORMATION

     ACCOUNTS RECEIVABLE
     The Company performs ongoing credit evaluations of its customers and generally does not require collateral for the outstanding receivable balances.

     Two of the Company's customers accounted for the following percentage of net sales:

                                          1999                      1998
                                 ---------------------     ---------------------
                                   Amount          %         Amount          %

     Customer A                  $5,929,098      51.6%     $5,332,516      43.5%

     Customer B                   1,113,807       9.7%      1,619,276      13.2%


     Accounts receivable with these customers at December 31, 1999 and 1998, totaled $594,329 and $708,401, respectively. Inventories related to production in process according to these customers' specifications at December 31, 1999 and 1998, were $655,368 and $931,372, respectively.


9.   ENVIRONMENTAL CONTINGENCY

     During 1997, the Company had an environmental inspection of its manufacturing facility. As part of conducting a Phase I and Phase II investigation of the Company's facility, soil boring and groundwater work indicated the presence of hazardous substances and petroleum products within the soil and groundwater located beneath the facility. The Company notified the applicable regulatory agency and is working with that agency to resolve these issues. Although the regulatory agency has not completed its investigation, based on an independent environmental study, the Company does not believe it will be held liable for the presence of these substances at its site. However, there can be no absolute assurance that the outcome of these matters and related costs will not have a material adverse effect on the Company's business, financial condition, results of operations and liquidity in any future period.

REUTER MANUFACTURING, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

10.  FOURTH QUARTER OPERATING RESULTS

     As a result of the Company analyzing their inventories and performing the annual physical inventory, the Company identified several inventory items that were either slow moving or obsolete. Accordingly, the Company recorded a charge of $530,000 to operations in the fourth quarter of 1999.


11.  SUBSEQUENT EVENTS

     ACCOUNTS PAYABLE
     During July 2000, the Company presented a settlement offer to its trade creditors. The settlement plan required certain trade creditors to reduce their amounts outstanding above $200 by 47% of the total amount owed to the creditor. The remaining 53% of their trade creditor balance above $200 would then be paid by the Company in 12 equal bi-monthly installments which commenced on October 30, 2000. Trade creditors with balances less than or equal to $200 were paid in full.

     Approximately 62.4% of the trade creditors responded to the settlement offer and approximately $499,000 of trade creditor balances have been settled under the offer. Of the total settlement amount of $499,000, approximately $331,000 relates to amounts outstanding at December 31, 1999. The Company will record an extraordinary gain of $499,000 as a result of these trade creditor settlements in the fourth quarter of fiscal 2000. The Company is continuing to pursue additional settlements with the non-responding trade creditors.

     FINANCING ARRANGEMENTS
     In October 2000, the Company entered into an amended and restated senior credit agreement. The credit facilities under the credit agreement consist of an asset-based line of credit with availability of up to $1,500,000, subject to a borrowing base limitation of 80% of the Company's eligible accounts receivable plus $250,000, and three term notes of $2,800,000 (Term Loan A), $1,100,000 (Term Loan B), and $1,400,000 (Term Loan C).

     The asset-based line of credit bears interest at the bank's reference rate and is payable in full in October 2002. Term Loan A bears interest at a fixed rate of 10% per year and is payable in monthly principal and interest installments of $27,020 commencing November 2000, with a final balloon payment due in October 2005. Term Loan B bears interest at a fixed rate of 12%, with interest payable monthly commencing November 2000 through January 2001. Effective February 2001, Term Loan B is payable in monthly principal and interest installments of $36,500 with a final balloon payment due in January 2004. Term Loan C is non-interest bearing and is due and payable in full on September 2003. If the line of credit and Term Loan A and B are paid in full on or before September 2003, or if no event of default exists at October 1, 2003, then Term Loan C shall be forgiven.

     The credit facilities restrict the payment of dividends and the Company's ability to incur other indebtedness. The credit agreement also contains a covenant that requires the Company to meet certain net income targets for 2002. The Bank may at any time apply the funds available in any Company bank account against the outstanding loan balances. In addition, the credit facilities are collateralized by all of the Company's assets, except for certain equipment purchased with notes payable.

REUTER MANUFACTURING, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     STOCKHOLDERS' EQUITY
     In October 2000, the Company completed a private placement with certain investors under which the Company sold 3,500,000 shares of the Company's common stock and 1,000,000 shares of the Company's Series A Convertible Preferred Stock valued at $.177 per share, for proceeds of approximately $800,000.

     The Series A Preferred is convertible at any time into shares of common stock as is determined by dividing $.177 by the conversion price in effect at the time of any conversion and multiplying such quotient by each share of Series A Preferred to be converted.

     In connection with the private placement, the Company, the investors and certain of the Company's existing stockholders (collectively, the control group) entered into a voting agreement. Among other provisions, the voting agreement requires that the control group vote their shares to designate the investors as members of the Company's Board of Directors. The voting agreement further requires the control group to vote as directed by the investors on all matters which are presented for a vote to the Company's stockholders.

     PURCHASE AGREEMENT
     In December 2000, the Company purchased the inventories and accounts receivable and assumed certain liabilities of a company owned by the Chairman of the Company in exchange for a note issued by the Company. The note is for approximately $364,000, and bears interest at 8% with all principal and interest payable in December 2003.

                           REUTER MANUFACTURING, INC.

                         EXHIBIT INDEX TO ANNUAL REPORT
                                 ON FORM 10-KSB
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

Item No.     Item                                                Method of Filing
--------     ----                                                ----------------
3.1          Restated Articles of Incorporation,
             As amended........................................  Incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-KSB
                                                                 for the year ended December 31, 1995 (File
                                                                 No. 0-1561)

3.2          Amended Bylaws....................................  Incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for
                                                                 the year ended December 31, 1990 (File No.
                                                                 0-1561)

3.3          Certificate of Designation filed on October 12,
             2000 by Reuter Manufacturing, Inc.................  Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K,
                                                                 dated October 24, 2000 (File No. 0-1561)

4.1          Form of the Company's Common Stock
             Certificate.......................................  Incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K for
                                                                 the year ended December 31, 1990 (File No.
                                                                 0-1561)

4.2          Voting Agreement, dated September 12, 2000, by
             and among Reuter Manufacturing, Inc., certain
             shareholders and investors........................  Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K,
                                                                 dated October 24, 2000 (File No. 0-1561)

10.1         Incentive Stock Option Plan of Reuter,
             Inc., as amended effective December 17,
             1987..............................................  Incorporated by reference to Exhibit 10(a)
                                                                 to the Company's Annual Report on Form 10-K
                                                                 for the year ended December 31, 1987 (File
                                                                 No. 0-1561)

10.2         Directors Stock Option Plan of
             Reuter, Inc.......................................  Incorporated by reference to Exhibit 10(c)
                                                                 to the Company's Annual Report on Form 10-K
                                                                 for the year ended December 31, 1987 (File
                                                                 No. 0-1561)

10.3         Summary of options granted under
             Directors Stock Option Plan.......................  Incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-KSB
                                                                 for the year ended December 31, 1994 (File
                                                                 No. 0-1561)

Item No.     Item                                                Method of Filing
--------     ----                                                ----------------
10.4         1991 Non-Employee Director Stock
             Option Plan.......................................  Incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for
                                                                 the year ended December 31, 1993 (File No.
                                                                 0-1561)

10.5         Summary of options granted under
             1991 Non-Employee Director
             Stock Option Plan.................................  Incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for
                                                                 the year ended December 31, 1993 (File No.
                                                                 0-1561)

10.6         1991 Stock Option Plan, as amended................  Incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-KSB
                                                                 for the year ended December 31, 1995 (File
                                                                 No. 0-1561)

10.7         Summary of Options granted
             Under 1991 Stock Option Plan......................  Incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-KSB
                                                                 for the year ended December 31, 1994 (File
                                                                 No. 0-1561)

10.8         1997 Non-Employee Director Stock
             Option Plan.......................................  Incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-KSB
                                                                 for the year ended December 31, 1997 (File
                                                                 No. 0-1561)

10.9         Option Agreement between Edward E.
             Strickland and the Company........................  Incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K
                                                                 for the year ended December 31, 1991 (File
                                                                 No. 0-1561)

10.10        Consulting Agreement with
             Edward E. Strickland..............................  Incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for
                                                                 the year ended December 31, 1990 (File No.
                                                                 0-1561)

Item No.     Item                                                Method of Filing
--------     ----                                                ----------------
10.11        Installment Note payable by Reuter
             Recycling, Inc. to Sanwa Business
             Credit Corporation and Term Loan
             And Security Agreement between
             Reuter Recycling, Inc., the Company
             And Sanwa Business Credit Corporation,
             Both dated May 6, 1988............................  Incorporated by reference to Exhibit 28(a)
                                                                 to the Company's Current Report on Form 8-K
                                                                 dated May 6, 1988 (File No. 0-1561)

10.12        Guaranty by the Company and Debtor's
             Security and Pledge Agreement between
             The Company and Sanwa Business
             Credit Corporation, both dated
             May 6, 1988.......................................  Incorporated by reference to Exhibit 28(b)
                                                                 to the Company's Current Report on Form 8-K
                                                                 dated May 6, 1988 (File No. 0-1561)

10.13        Independent Contractor Agreement
             Dated as of November 2, 1992,
             Between Taylor Consultants, Inc. and the
             Company...........................................  Incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K
                                                                 for the year ended December 31, 1992 (File
                                                                 No. 0-1561)

10.14        Loan and Security Agreement, dated
             December 31, 1995, between the
             Company and Sanwa Business Credit
             Corporation.......................................  Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K,
                                                                 dated January 24, 1996 (File No. 0-1561)

10.15        Senior Subordinated Secured Promissory
             Note, dated December 31, 1995, between
             The Company and Sanwa Business
             Corporation.......................................  Incorporated by reference to Exhibit 2.2 to the Credit Company's Current Report on Form
                                                                 8-K, dated January 24, 1996 (File No.
                                                                 0-1561)

10.16        Junior Subordinated Secured Promissory
             Note, dated December 31, 1995, between
             The Company and Sanwa Business Credit
             Corporation.......................................  Incorporated by reference to Exhibit 2.3 to the Company's Current Report on Form 8-K,
                                                                 dated January 24, 1996 (File No. 0-1561)

Item No.     Item                                                Method of Filing
--------     ----                                                ----------------
10.17        Mortgage, Security Agreement and
             Fixture Financing Statement, dated
             December 31, 1995, between the
             Company and Sanwa Business
             Credit Corporation................................  Incorporated by reference to Exhibit 2.4 to the Company's Current Report on Form 8-K,
                                                                 dated January 24, 1996 (File No. 0-1561)

10.18        Patent Security Agreement, dated
             December 31, 1995, between the
             Company and Sanwa Business
             Credit Corporation................................  Incorporated by reference to Exhibit 2.5 to the Company's Current Report on Form 8-K,
                                                                 dated January 24, 1996 (File No. 0-1561)

10.19        Income Sharing Agreement, dated
             December 31, 1995, between the
             Company and Sanwa Business
             Credit Corporation................................  Incorporated by reference to Exhibit 2.6 to the Company's Current Report on Form 8-K,
                                                                 dated January 24, 1996 (File No. 0-1561)

10.20        Intercreditor and Subordination
             Agreement, dated December 31, 1995,
             Among the Company, The CIT
             Group/Credit Finance, Inc. and Sanwa
             Business Credit Corporation.......................  Incorporated by reference to Exhibit 2.7 to the Company's Current Report on Form 8-K,
                                                                 dated January 24, 1996 (File No. 0-1561)

10.21        Common Stock Warrant Agreement,
             Dated December 31, 1995, between
             The Company and Sanwa Business
             Credit Corporation................................  Incorporated by reference to Exhibit 2.8 to the Company's Current Report on Form 8-K,
                                                                 dated January 24, 1996 (File No. 0-1561)

10.22        Standstill Agreement, dated December 31,
             1995, among Edward E. Strickland, the
             Company and Sanwa Business Credit
             Corporation.......................................  Incorporated by reference to Exhibit 2.9 to the Company's Current Report on Form 8-K,
                                                                 dated January 24, 1996 (File No. 0-1561

10.23        Standstill Agreement, dated December 31,
             1995, among James Taylor, the
             And Sanwa Business Credit Corporation.............  Incorporated by reference to Exhibit 2.10 to the Company Company's Current Report on Form
                                                                 8-K, dated January 24, 1996 (File No. 0-1561

10.24        Amendment to Loan and Security
             Agreement dated April 18, 1997, between
             the Company and Sanwa Business Credit
             Corporation.....................................    Incorporated by reference to Exhibit 10.1 to
                                                                 the Company's Quarterly Report on Form
                                                                 10-QSB, for the quarter ended March 31, 1997
                                                                 (File No. 0-1561)

Item No.     Item                                                Method of Filing
--------     ----                                                ----------------
10.25        Release and Termination Agreement, dated
             April 18, 1997, by Sanwa Business Credit
             Corporation for the benefit of the
             Company...........................................  Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form
                                                                 10-QSB, for the quarter ended March 31, 1997
                                                                 (File No. 0-1561)

10.26        Release and Termination Agreement, dated
             April 18, 1997, by Sanwa Business Credit
             Corporation for the benefit of James W.
             Taylor............................................  Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form
                                                                 10-QSB, for the quarter ended March 31, 1997
                                                                 (File No. 0-1561)

10.27        Release and Termination Agreement, dated
             April 18, 1997, by Sanwa Business Credit
             Corporation for the benefit of Edward E.
             Strickland.......................................   Incorporated by reference to Exhibit 10.4 to
                                                                 the Company's Quarterly Report on Form
                                                                 10-QSB, for the quarter ended March 31, 1997
                                                                 (File No. 0-1561)

10.28        Release and Termination Agreement, dated
             April 18, 1997, among Edward E.
             Strickland, James W. Taylor and the
             Company........................................     Incorporated by reference to Exhibit 10.5 to
                                                                 the Company's Quarterly Report on Form
                                                                 10-QSB, for the quarter ended March 31, 1997
                                                                 (File No. 0-1561)

10.29        Environmental and ADA Indemnification
             Agreement, dated December 3, 1997,
             between Reuter Manufacturing, Inc. and
             U.S. Bank National Association....................  Incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K,
                                                                 dated December 18, 1997 (File No. 0-1561)

10.30        Environmental Letter of Undertaking,
             dated December 3, 1997, between Reuter
             Manufacturing, Inc. and U.S. Bank
             National Association..............................  Incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K,
                                                                 dated December 18, 1997 (File No. 0-1561)

Item No.     Item                                                Method of Filing
--------     ----                                                ----------------
10.31        Securities Purchase Agreement, dated
             October 10, 2000, by and among Reuter
             Manufacturing, Inc. and certain Investors.........  Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K,
                                                                 dated October 24, 2000 (File No. 0-1561)

10.32        Amended and Restated Credit Agreement,
             dated October 10, 2000, by and between
             Reuter Manufacturing, Inc. and U.S. Bank
             National Association..............................  Incorporated by referenced to Exhibit 10.4 to the Company's Current Report on Form 8-K,
                                                                 dated October 24, 2000 (File No. 0-1561)

10.33        Amended, Restated and Consolidated
             Mortgage, Security Agreement, Assignment
             of Leases and Rents and Fixture Financing
             Statement, dated October 10, 2000 by and
             between Reuter Manufacturing, Inc. and U.S.
             Bank National Association.........................  Incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K,
                                                                 dated October 24, 2000 (File No. 0-1561)

10.34        Security Agreement, dated October 10, 2000,
             by and between Reuter Manufacturing, Inc.
             and U.S. Bank National Association................  Incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K,
                                                                 dated October 24, 2000 (File No. 0-1561)

10.35        $6,800,000 Amended and Restated Note,
             dated October 10, 2000, given by Reuter
             Manufacturing, Inc. to U.S. Bank National
             Association.......................................  Incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K,
                                                                 dated October 24, 2000 (File No. 0-1561)

21.1         Subsidiaries of the Company.......................  Incorporated by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-KSB,
                                                                 for the year ended December 31, 1996 (File
                                                                 No. 0-1561)

23.1         Consent of PricewaterhouseCoopers LLP.............  Filed herewith electronically

27.1         Financial Data Schedule...........................  Filed herewith electronically