Form 10QSB
period 2000-03-31
REUTER MANUFACTURING INC
filed 2001-01-25
CIK 83490

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2000

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

                                  952/935-6921
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ___.   No _X_.

As of January 24, 2001, there were 8,740,173 shares of the registrant's $.1875 par value Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

REUTER MANUFACTURING, INC.
BALANCE SHEETS

                                                            March 31,
                                                              2000          December 31,
                                                           (Unaudited)          1999
                                                           ------------     ------------
                               ASSETS

Current assets:
  Cash                                                     $        506     $        500
  Receivables, net of allowances of $175,000
    at March 31, 2000 and  December 31, 1999                  1,486,047        1,288,036
  Inventories                                                 1,418,141        1,287,951
  Other current assets                                           24,943            9,500
                                                           ------------     ------------

     Total current assets                                     2,929,637        2,585,987

Property, plant and equipment, net                            3,245,654        3,402,734
                                                           ------------     ------------

     Total assets                                          $  6,175,291     $  5,988,721
                                                           ============     ============

              LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
  Book overdraft                                           $     66,395     $    431,619
  Asset-based line of credit and term obligations, bank       5,217,023        5,136,094
  Current maturities of long-term equipment financing           389,452          444,216
  Promissory note                                               200,000          200,000
  Accounts payable, trade                                     1,894,013        1,484,191
  Accrued expenses                                              818,390          701,150
                                                           ------------     ------------

      Total current liabilities                               8,585,273        8,397,270

Long-term equipment financing, less current maturities          421,708          433,315
Debentures payable                                              361,360          355,840
Other liabilities                                                35,735           38,345

Commitments and contingencies

Stockholders' deficiency:
  Preferred stock, par value $.01 per share;
      authorized 2,500,000 shares; none issued
  Common stock, par value $.1875 per share;
      authorized 9,000,000 shares;  issued and
      outstanding 4,899,385 shares at
      March 31, 2000 and December 31, 1999                      937,385          937,385
  Additional paid-in capital                                 17,871,759       17,871,759
  Unearned compensation                                          (8,330)         (20,831)
  Accumulated deficit                                       (22,029,599)     (22,024,362)
                                                           ------------     ------------

     Total stockholders' deficiency                          (3,228,785)      (3,236,049)
                                                           ------------     ------------

         Total liabilities and stockholders' deficiency    $  6,175,291     $  5,988,721
                                                           ============     ============


The accompanying notes are an integral part of the financial statements.

REUTER MANUFACTURING, INC.
STATEMENTS OF OPERATIONS

                                                                (Unaudited)
                                                         For the three months ended
                                                                 March 31,
                                                           2000             1999
                                                       ------------     ------------
Net sales                                              $  3,114,220     $  2,946,155
Cost of sales                                             2,515,103        2,513,457
                                                       ------------     ------------

     Gross profit                                           599,117          432,698

Selling, general and administrative expenses                418,665          470,147
                                                       ------------     ------------

      Operating income (loss)                               180,452          (37,449)
                                                       ------------     ------------

Other (expense) income:
   Interest expense                                        (195,037)        (185,392)
   Other, net                                                 9,348          (14,797)
                                                       ------------     ------------

      Total other expense, net                             (185,689)        (200,189)
                                                       ------------     ------------

         Net loss                                      $     (5,237)    $   (237,638)
                                                       ============     ============



      Net loss per share (basic and diluted)           $      (0.00)    $      (0.05)
                                                       ============     ============


Weighted average common shares outstanding
     (basic and diluted):                                 4,899,385        4,898,885
                                                       ============     ============


The accompanying notes are an integral part of the financial statements.

REUTER MANUFACTURING, INC.
STATEMENTS OF CASH FLOWS

                                                                                (Unaudited)
                                                                   For the three months ended March 31,

-------------------------------------------------------------------------------------------------------

                                                                                 2000             1999

-------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net loss                                                               $     (5,237)    $   (237,638)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
  Depreciation                                                                157,080          199,795
  Stock compensation                                                                             5,520
  Provision for write-down of inventories                                                      (30,000)
  Changes in operating assets and liabilities:
    Receivables                                                              (198,011)        (326,017)
    Inventories                                                              (130,190)          88,375
    Other current assets                                                      (15,443)          30,713
    Accounts payable, trade                                                   409,822           28,748
    Accrued expenses                                                          117,240          (64,181)
    Other liabilities                                                          (2,610)         (14,082)
                                                                         ------------     ------------

Net cash provided by (used in) operating activities                           332,651         (318,767)
                                                                         ------------     ------------

Cash flows from investing activities:
  Additions to property, plant and equipment                                       --          (13,157)
                                                                         ------------     ------------

Net cash used in investing activities                                              --          (13,157)
                                                                         ------------     ------------

Cash flows from financing activities:
  Repayment of long-term equipment financing                                  (66,371)          (4,094)
  Proceeds from asset-based line of credit and term obligations, bank       3,015,157        2,795,988
  Repayment of asset-based line of credit                                  (2,934,228)      (2,687,736)
  Proceeds from private placement of debentures                                 5,520           50,000
  Proceeds from exercise of stock options                                      12,501
                                                                         ------------     ------------

Net cash provided by financing activities                                      32,579          154,158
                                                                         ------------     ------------

Net increase (decrease) in cash                                               365,230         (177,766)
Cash, beginning of year                                                      (431,119)         179,875
                                                                         ------------     ------------

Cash, end of period                                                      $    (65,889)    $      2,109
                                                                         ============     ============


Supplemental disclosures of cash flow information:
      Cash paid for interest                                             $    176,853     $    185,996

Noncash investing and financing activities:
      Purchase of equipment in exchange for notes payable                          --          140,273


The accompanying notes are an integral part of the financial statements.

                           Reuter Manufacturing, Inc.
                          Notes to Financial Statements
                                   (Unaudited)

1.       Financial Statements:

         The unaudited financial statements of Reuter Manufacturing, Inc. (the "Company") for the three month periods ended March 31, 2000 and March 31, 1999, reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position at March 31, 2000, and the results of operations and cash flows for the reported periods. The results of operations for any interim period are not necessarily indicative of results expected for the full year. The December 31, 1999, balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These unaudited interim financial statements should be read in conjunction with the financial statements and related notes for the year ended December 31, 1999, which were included in the Company's 1999 Annual Report on Form 10-KSB.

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

         The Company incurred a loss for the three month periods ended March 31, 2000 and March 31, 1999, and as a result, incremental shares attributable to the assumed exercise of stock options and warrants were excluded from the computation of diluted earnings per share as the effect would be antidilutive.

2.       Significant Customers:

         The Company has certain customers, which comprise a significant percentage of net sales as follows:

                                                   (Unaudited)
                                          Net sales for the three months
                                                 Ended March 31,
                                           2000                       1999
                                           ----                       ----
                                   Amount         %           Amount         %

                 Customer A     $ 1,325,593     42.6%      $ 1,642,484     55.8%

                 Customer B         390,957     12.6%          333,295     11.3%

                 Customer C         350,598     11.3%               --       --

         Accounts receivable credit concentrations associated with these customers at March 31, 2000 totaled $809,562. Inventory related to production in process according to customers' specifications for these customers at March 31, 2000, was $820,947.

3.       Asset-Based Line of Credit:

         At March 31, 2000, the Company had borrowed approximately $5,217,000 under its line of credit facilities with the bank. The Company's credit facilities with the bank consist of a revolving line of credit and three term notes. Although the line of credit is not due until December 1, 2002, the bank has the right to demand payment at any time. In addition, although the term notes have scheduled repayment dates, the term notes may be due upon demand in the event that the bank requires demand repayment under the credit facilities. The credit facilities agreement also includes a subjective material adverse change clause under which the borrowings could become due and payable. Accordingly, the Company has classified all of the amounts owing under the credit facilities as current liabilities at March 31, 2000.

4.       Private Placement of Debentures with Warrants

         On December 22, 1998, the Company completed a $350,000 private placement of debentures with warrants. The Company the received an additional $50,000 under this placement in 1999. The debentures bear interest at 13% per annum and are due on December 31, 2001. In connection with the private placement of debentures, the Company granted five-year warrants to purchase 400,000 shares of the Company's common stock at an exercise price of $0.6625 per share, exercisable immediately. The Company is using the proceeds from the private offering to fund operations.

5.       Subsequent Events

         ACCOUNTS PAYABLE

         During July 2000, the Company presented a settlement offer to trade creditors. The settlement plan required certain trade creditors to reduce their amounts outstanding above $200 by 47% of the total amount owed to the creditor. The remaining 53% of their trade creditor balance above $200 would then be paid by the Company in 12 equal bi-monthly installments, which commenced on October 30, 2000. Trade creditors with balances less than or equal to $200 were paid in full.

         Approximately 62.4% of the trade creditors responded to the settlement offer and approximately $499,000 of trade creditor balances have been settled under the offer. Of the total settlement amount of $499,000, approximately $331,000 relates to amounts outstanding at December 31, 1999. The Company will record an extraordinary gain of approximately $499,000 as a result of these trade creditor settlements in the fourth quarter of fiscal 2000. The Company is continuing to pursue settlements with the non-responding trade creditors.

         FINANCING ARRANGEMENTS

         In October 2000, the Company and its bank entered into an amended and restated senior credit agreement. The credit facilities under the credit agreement consist of an asset-based line of credit with availability of up to $1,500,000, subject to a borrowing base limitation of 80% of the Company's eligible accounts receivable plus $250,000, and three term notes of $2,800,000 ("Term Note A"), $1,100,000 ("Term Note B"), and $1,325,000 ("Term Note C").

         The asset-based line of credit bears interest at the bank's reference rate and is payable in full in October 2002. Term Note A bears interest at a fixed rate of 10% per year and is payable in monthly principal and interest installments of $27,020 commencing November 2000, with a final balloon payment due in October 2005. Term Note B bears interest at a fixed rate of 12%, with interest payable monthly commencing November 2000 through January 2001. Effective February 2001, Term Note B is payable in monthly principal and interest installments of $36,500 with a final balloon payment due in January 2004. Term Note C is non-interest bearing and is due and payable in full on September 2003. If the line of credit and Term Notes A and B are paid in full on or before September 2003, or if no event of default exists at October 1, 2003, then Term Note C shall be forgiven.

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

         STOCKHOLDERS' EQUITY

         In October 2000, the Company completed a private placement with certain investors under which the Company sold 3,500,000 shares of the Company's common stock and 1,000,000 shares of the Company's Series A Preferred Stock valued at $.177 per share, for proceeds of approximately $800,000.

         The Series A Preferred is convertible at any time into shares of common stock as is determined by dividing $.177 by the conversion price in effect at the time of any conversion and multiplying such quotient by each share of Series A Preferred to be converted.

         In connection with the private placement, the Company, the investors and certain of the Company's existing shareholders (collectively, the "control group") entered into a voting agreement. Among other provisions, the voting agreement requires that the control group vote their shares to designate the investors as members of the Company's Board of Directors. The voting agreement further requires the control group to vote as directed by the investors on all matters, which are presented for a vote to the Company's stockholders.

         PURCHASE AGREEMENT

         In December 2000, the Company purchased the inventories and accounts receivable and assumed certain liabilities of a company owned by the Chairman of the Company in exchange for a note issued by the Company. The note is for approximately $364,000 and bears interest at 8% with all principal and interest payable in December 2003.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Company is principally a contract manufacturer of precision machined products and assemblies for medical and industrial original equipment manufacturers ("OEM"). The Company manufactures on a contract basis, among other items, close tolerance bearing-related assemblies for the medical device industry. In order to differentiate itself from its competitors, the Company emphasizes its design engineering and manufacturing engineering capability and support. The Company continues to manufacture and sell, under the Reuter(R) name, self-powered oil centrifuges and laboratory centrifuges, which are sold by the Company's sales force to OEM's, end users, and to distributors.

         Throughout 1999, the Company continued to experience a decrease in sales for one of its blood centrifuge models to the Company's largest customer. Until August 1997 this product was being produced and shipped in large quantities to that customer. Beginning mid-February, 1999, sales of that particular blood centrifuge model started to increase again; however, there can be no assurance that sales to the Company's largest customer will return to expected or previous levels or that sales of other products will be sufficient to achieve positive cash flow or profitability. The Company's largest customer continues to order and take delivery of other products manufactured by the Company. The Company's efforts to attract industrial, cryogenic and high-tech custom product customers resulted in some improvement in sales toward the end of 1999. The Company's ability to continue operations is dependent on its ability to increase sales and maintain adequate margins on sales. If the Company is unable to increase sales from current levels and generate positive cash flows from operations, it would be unable to meet its debt service requirements and may be forced to cease operations or may need to seek protection under U.S. bankruptcy laws. Due to the lower sales and the resulting impact on cash, the Company is exploring additional cash conservation and generation strategies.

         Subsequent to March 31, 2000, the Company presented a settlement offer to its trade creditors of record at July 21, 2000. The settlement required certain trade creditors to reduce their amounts outstanding above $200 by 47%, with the remaining 53% to be paid in 12 equal bi-monthly payments beginning no later than October 30, 2000. The Company also amended its credit agreements with U.S. Bank National Association as of October 10, 2000, which created credit facilities with maximum borrowings of $6,725,000. These credit facilities included a revolving credit line and three term notes. The Company also received $800,000 on October 10, 2000 for the issuance 3,500,000 shares of common stock and 1,000,000 shares of Series A Preferred stock to Activar, Inc., J.L. Reissner and M.J. Tate. The Company also purchased the inventories and accounts receivable and assumed certain liabilities of another company, owned by the Chairman, for approximately $364,000.

RESULTS OF OPERATIONS

         The Company's net sales of $3,114,220 for the first quarter ended March 31, 2000 increased by approximately 5.7% or $168,065 from $2,946,155 for the same period in 1999. Net sales from the medical, industrial, and proprietary products were $2,220,512, $563,390, and $327,119, respectively, for the first quarter ended March 31, 2000, compared to $2,247,627, $573,625, and $124,903, respectively, for the comparable period in 1999. The increase in sales was due to an increase in engine product sales of approximately $202,000. The medical and industrial product sales were down approximately $37,000. Sales to the Company's largest medical product customer were $1,325,593 or 42.6% of net sales for the first quarter of 2000, compared to $1,642,484 or 55.8% of net sales for the same period in 1999.

         Gross profit was 19.2% in the first quarter of 2000, compared to 14.7% for the same period in 1999. The improvement in gross profit for the first quarter of 2000 from 1999 was primarily due to increases in revenue, carry over effects of 1999 layoffs and general reduction of expenses related to increased cost control.

         Selling, general and administrative expenses were $418,665 or 13.4% of net sales for the first quarter of 2000, compared to $470,147 or 16.0% of net sales for the same period in 1999. The decrease in selling, general and administrative expenses of $51,483 includes reductions in depreciation expense, advertising and business promotion expense, minor net increases in wages and a general reduction due to increased cost control.

         In the first quarter of 2000, the Company had operating income of $180,452, compared to an operating loss of $37,449 in the same period of 1999. The improvement in the operating results for the first quarter of 2000 compared to 1999 was due principally to increased sales revenue and the aforementioned decreases in selling, general and administrative expenses.

         Other expenses, net, decreased $14,499 for the first quarter of 2000 compared to the same period in 1999. The decrease resulted primarily due to the net reduction of interest expense and loan fees and a general reduction of expenses due to increased cost control.

         The Company incurred a net loss during the first quarters of 2000 and 1999, and consequently did not record a provision for income taxes for these periods. The Company generally does not pay regular income taxes because of the availability of its net operating loss carryforwards. The Company is, however, generally subject to the alternative minimum tax under the Internal Revenue Code of 1986, as amended (the "Code"), because only 90% of the net operating loss carryforward is allowed as a deduction before arriving at the alternative minimum taxable income. Therefore, 10% of the Company's taxable income is generally subject to the flat alternative minimum tax rate of 21%. Because the Company did not generate taxable income during the first quarters of 2000 and 1999, no provision for income taxes was recorded.

         The effect of inflation on the Company's results has not been significant.

         The net loss for the first quarter of 2000 was $5,237 or $0.00 per basic and diluted share, compared to a net loss of $237,638 or $0.05 per basic and diluted share for the first quarter of 1999. The decrease in net loss for the first quarter of 2000 compared to the net loss for the same period in 1999 was due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2000, the Company had a working capital deficiency of $5,655,636, compared to a working capital deficiency of $5,811,283 at December 31, 1999. The current ratio was .34 at March 31, 2000, compared to .31 at December 31, 1999. The decrease in the working capital deficiency and the increase in the current ratio are principally due increased sales, which has contributed to a reduction of the book overdraft by approximately $365,000. Inventories and other current assets also increased by approximately $131,000 and $15,000, respectively. Although the term notes under the Company's asset-based line of credit have scheduled repayment dates, the term notes may be due upon demand in the event that the asset-based lender demands repayment. Accordingly, the Company has classified all of the amounts owing under the credit facilities at March 31, 2000 and December 31, 1999, as current liabilities. The credit facilities agreement includes a subjective material adverse change clause under which the borrowings could become due and payable.

         On October 10, 2000, the Company and US Bank National Association entered into an amended and restated senior credit agreement. The credit facilities under the credit agreement consist of an asset-based line of credit with availability of up to $1,500,000, subject to a borrowing base limitation of 80% of the Company's eligible accounts receivable plus $250,000, and three term notes of $2,800,000 ("Term Note A"), $1,100,000 ("Term Note B") and $1,325,000
("Term Note C").

         The asset-based line of credit bears interest at the US Bank National Association's reference rate and is payable in full in October 2002. Term Note A bears interest at a fixed rate of 10% per year and is payable in monthly principal and interest installments of $27,020 commencing November 2000, with a final balloon payment due in October 2005. Term Note B bears interest at a fixed rate of 12%, with interest payable monthly commencing November 2000 through January 2001. Effective February 2001, Term Note B is payable in monthly principal and interest installments of $36,500 with a final balloon payment due in January 2004. Term Note C is non-interest bearing and is due and payable in full on September 2003. If the line of credit and Term Notes A and B are paid in full on or before September 2003, or if no event of default exists at October 1, 2003, then Term Note C shall be forgiven.

         The credit facilities restrict the payment of dividends and the Company's ability to incur other indebtedness. The credit agreement also contains a covenant that requires the Company to meet certain net income targets for 2002. US Bank National Association may at any time apply the funds available in any Company bank account against the outstanding loan balances. In addition, the credit facilities are collateralized by all of the Company's assets, except for certain equipment purchased with notes payable.

         Net cash provided by operating activities was $332,651 for the quarter ended March 31, 2000, compared to net cash used in operating activities of $318,767 for the quarter ended March 31, 1999. The increase in cash flows from operating activities for the first quarter of 2000 from the first quarter of 1999 was due primarily to increases in accounts payable and accrued expenses.

         No cash was used in investing activities for the first quarter of 2000, compared to cash used in investing activities of $13,157 for the same period in 1999. The decrease was due to a reduction in capital expenditures during the first quarter of 2000.

          Net cash provided by financing activities was $32,579 for the first quarter of 2000, compared to cash provided by financing activities of $154,158 for the same period in 1999. The decrease was primarily due to decreased borrowings under the Company's asset-based line of credit to fund operating activities. The Company made principal payments of $66,371 toward financed equipment debt during the first quarter of 2000, compared to $4,094 during to the first quarter of 1999.

          In February 1999, the Company received the final investment of $50,000 from the private placement offering of debentures with warrants. The total liability relating to the debentures issued in this offering was $361,360 as of March 31, 2000. These debentures are due on December 31, 2001, although the Company has the right to prepay the debentures before this time. The proceeds are being used to fund operating activities.

         In October 2000, the Company completed a private placement with Activar, Inc., J.L. Reissner and M.J. Tate (collectively, the "Investors") under which the Company sold 3,500,000 shares of the Company's common stock and 1,000,000 shares of the Company's Series A Preferred Stock valued at $.177 per share, for proceeds of approximately $800,000.

         The Series A Preferred is convertible at any time into shares of common stock as is determined by dividing $.177 by the conversion price in effect at the time of any conversion and multiplying such quotient by each share of Series A Preferred to be converted.

            In connection with the private placement, the Company, the Investors and certain of the Company's existing shareholders (collectively, the "control group") entered into a voting agreement. Among other provisions, the voting agreement requires that the control group vote their shares to designate the Investors as members of the Company's Board of Directors. The voting agreement further requires the control group to vote as directed by the Investors on all matters, which are presented for a vote to the Company's stockholders.

TROUBLED FINANCIAL CONDITION AND MANAGEMENT'S PLANS

         The Company incurred a net loss of $5,237 for the three months ended March 31, 2000 and has a working capital deficit and stockholders' deficiency of $5,655,636 and $3,228,785, respectively, at March 31, 2000.

As of January 24, 2001 management's plans and objectives to improve the financial condition of the Company, including actions taken during 2000, are as follows:

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

         The Company's ability to continue operations is dependent on its ability to increase sales and maintain adequate margins on sales, as well as its ability to maintain its current credit facilities with the bank. In addition, if the Company is unable to increase sales from current levels and generate positive cash flows from operations, it would be unable to meet its debt service requirements and may be forced to cease operations or seek protection under U.S. bankruptcy laws.

         Accordingly, there can be no assurance that the Company will continue as a going concern in its current form. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SUBSEQUENT EVENTS

         Accounts Payable. During July 2000, the Company presented a settlement offer to its trade creditors. The settlement plan required certain trade creditors to reduce their amounts outstanding above $200 by 47% of the total amount owed to the creditor. The remaining 53% of their trade creditor balance above $200 would then be paid by the Company in 12 equal bi-monthly installments, which commenced on October 30, 2000. Trade creditors with balances less than or equal to $200 were paid in full.

         Approximately 62.4% of the trade creditors responded to the settlement offer and approximately $499,000 of trade creditor balances have been settled under the offer. Of the total settlement amount of $499,000, approximately $331,000 relates to amounts outstanding at December 31, 1999. The Company will record an extraordinary gain of approximately $499,000 as a result of these trade creditor settlements in the fourth quarter of fiscal 2000. The Company is continuing to pursue settlements with the non-responding trade creditors.

         Financing Arrangements. In October 2000, the Company and US Bank National Association entered into an amended and restated senior credit agreement. The credit facilities under the credit agreement consist of an asset-based line of credit with availability of up to $1,500,000, subject to a borrowing base limitation of 80% of the Company's eligible accounts receivable plus $250,000, and three term notes of $2,800,000 ("Term Note A"), $1,100,000
("Term Note B"), and $1,325,000 ("Term Note C").

         The asset-based line of credit bears interest at the US Bank National Association's reference rate and is payable in full in October 2002. Term Note A bears interest at a fixed rate of 10% per year and is payable in monthly principal and interest installments of $27,020 commencing November 2000, with a final balloon payment due in October 2005. Term Note B bears interest at a fixed rate of 12%, with interest payable monthly commencing November 2000 through January 2001. Effective February 2001, Term Note B is payable in monthly principal and interest installments of $36,500 with a final balloon payment due in January 2004. Term Note C is non-interest bearing and is due and payable in full on September 2003. If the line of credit and Term Notes A and B are paid in full on or before September 2003, or if no event of default exists at October 1, 2003, then Term Note C shall be forgiven.

         The credit facilities restrict the payment of dividends and the Company's ability to incur other indebtedness. The credit agreement also contains a covenant that requires the Company to meet certain net income targets for 2002. US Bank National Association may at any time apply the funds available in any Company bank account against the outstanding loan balances. In addition, the credit facilities are collateralized by all of the Company's assets, except for certain equipment purchased with notes payable.

         Stockholders' Equity. In October 2000, the Company completed a private placement with Activar, Inc., J.L. Reissner and M.J. Tate (collectively the "Investors") under which the

Company sold 3,500,000 shares of the Company's common stock and 1,000,000 shares of the Company's Series A Preferred Stock valued at $.177 per share, for proceeds of approximately $800,000.

         The Series A Preferred is convertible at any time into shares of common stock as is determined by dividing $.177 by the conversion price in effect at the time of any conversion and multiplying such quotient by each share of Series A Preferred to be converted.

         In connection with the private placement, the Company, the Investors and certain of the Company's existing shareholders (collectively, the "control group") entered into a voting agreement. Among other provisions, the voting agreement requires that the control group vote their shares to designate the Investors as members of the Company's Board of Directors. The voting agreement further requires the control group to vote as directed by the Investors on all matters, which are presented for a vote to the Company's stockholders.

         Purchase Agreement. In December 2000, the Company purchased the inventories and accounts receivable and assumed certain liabilities of a company owned by the Chairman of the Company in exchange for a note issued by the Company. The note is for approximately $364,000 and bears interest at 8% with all principal and interest payable in December 2003.

SUMMARY

         The Company had an encouraging first quarter ending March 31, 2000 incurring a smaller loss with higher sales volume, compared to the first quarter of 1999. The Company has taken action to increase sales, to control its operating expenses and to reduce overhead. Subsequent to March 31, 2000, the Company has restructured payment terms with its asset-based lender and other trade vendors, and has secured an infusion of $800,000 in proceeds from a private placement of debentures with warrants to fund operating activities. There can be no assurance that these actions and future actions, if necessary, will be sufficient for the Company to continue to meet its continuing cash flow requirements in the future.

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

                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports

(a)  Exhibits.
     Item No.     Item                             Method of Filing
     --------     ------------------               ----------------

         27.1     Financial Data Schedule          Filed herewith electronically

(b)  Reports on Form 8-K.
     There were no reports on Form 8-K, which were filed during the first quarter of 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 REUTER MANUFACTURING, INC.
                                 --------------------------
                                 (Registrant)




Date:    January 24, 2001              By:   /s/ R. F. McNamara
         ----------------                    -----------------------------------
                                             R.F. McNamara
                                             Chairman of the Board and Director


Date:    January 24, 2001              By:   /s/ Michael J. Tate
         ----------------                    -----------------------------------
                                             Michael J. Tate
                                             President, Chief Executive Officer
                                             and Director (principal executive
                                             and financial officer)


Date:    January 24, 2001              By:   /s/ J. L. Reissner
         ----------------                    -----------------------------------
                                             J. L. Reissner
                                             Director and Secretary

                           REUTER MANUFACTURING, INC.

                              EXHIBIT TO QUARTERLY
                              REPORT ON FORM 10-QSB
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000


  Item No.      Item                               Method of Filing
----------      --------------                     ----------------

      27.1      Financial Data Schedule            Filed herewith electronically