Form 10QSB
period 2000-06-30
REUTER MANUFACTURING INC
filed 2001-01-25
CIK 83490

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2000

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

REUTER MANUFACTURING, INC.
BALANCE SHEETS

                                                                June 30,
                                                                  2000         December 31,
                                                               (Unaudited)         1999
                                                              ------------     ------------
                               ASSETS

Current assets:
  Cash                                                        $        500     $        500
  Receivables, net of allowances of $10,350 and $175,000
    at June 30, 2000 and December 31, 1999, respectively         1,394,224        1,288,036
  Inventories                                                    1,268,679        1,287,951
  Other current assets                                              25,000            9,500
                                                              ------------     ------------

     Total current assets                                        2,688,403        2,585,987

Property, plant and equipment, net                               3,095,804        3,402,734
                                                              ------------     ------------

     Total assets                                             $  5,784,207     $  5,988,721
                                                              ============     ============

              LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
  Book overdraft                                              $    361,167     $    431,619
  Asset-based line of credit and term obligations, bank          5,119,178        5,136,094
  Current maturities of long-term equipment financing              518,762          444,216
  Promissory note                                                  200,000          200,000
  Accounts payable, trade                                        1,614,632        1,484,191
  Accrued expenses                                                 814,259          701,150
                                                              ------------     ------------

      Total current liabilities                                  8,627,998        8,397,270

Long-term equipment financing, less current maturities             293,761          433,315
Debentures payable                                                 366,880          355,840
Other liabilities                                                   33,045           38,345

Commitments and contingencies

Stockholders' deficiency:
  Preferred stock, par value $.01 per share;
      authorized 2,500,000 shares; none issued
  Common stock, par value $.1875 per share;
      authorized 9,000,000 shares;  issued and outstanding
      4,899,385 and 4,898,885 shares at June 30, 2000
      and December 31, 1999, respectively                          937,385          937,385
  Additional paid-in capital                                    17,871,766       17,871,759
  Accumulated deficit                                          (22,346,628)     (22,024,362)
  Unearned stock compensation                                                       (20,831)
                                                              ------------     ------------

     Total stockholders' deficiency                             (3,537,477)      (3,236,049)
                                                              ------------     ------------

         Total liabilities and stockholders' deficiency       $  5,784,207     $  5,988,721
                                                              ============     ============


The accompanying notes are an integral part of the financial statements.

REUTER MANUFACTURING, INC.
STATEMENTS OF OPERATIONS

                                                        (Unaudited)                       (Unaudited)
                                                 For the three months ended         For the six months ended
                                                          June 30,                          June 30,
                                                    2000             1999             2000             1999
                                                ------------     ------------     ------------     ------------
Net sales                                       $  2,851,441     $  2,777,992     $  5,965,661     $  5,724,147
Cost of sales                                      2,521,554        2,429,387        5,036,657        4,942,844
                                                ------------     ------------     ------------     ------------

     Gross profit                                    329,887          348,605          929,004          781,303

Selling, general and administrative expenses         468,383          443,769          887,048          913,916
                                                ------------     ------------     ------------     ------------

      Operating loss                                (138,496)         (95,164)          41,956         (132,613)
                                                ------------     ------------     ------------     ------------

Other (expense) income:
   Interest expense                                 (190,133)        (193,831)        (385,170)        (379,223)
   Other, net                                         11,600           21,367           20,948            6,570
                                                ------------     ------------     ------------     ------------

      Total other expense, net                      (178,533)        (172,464)        (364,222)        (372,653)
                                                ------------     ------------     ------------     ------------

         Net loss                               $   (317,029)    $   (267,628)    $   (322,266)    $   (505,266)
                                                ============     ============     ============     ============



      Net loss per share (basic and diluted)    $      (0.06)    $      (0.06)    $      (0.07)    $      (0.10)
                                                ============     ============     ============     ============


Weighted average common shares outstanding
     (basic and diluted)                           4,899,385        4,865,721        4,899,385        4,864,645
                                                ============     ============     ============     ============


The accompanying notes are an integral part of the financial statements.

REUTER MANUFACTURING, INC.
STATEMENTS OF CASH FLOWS

                                                                               (Unaudited)
                                                                     For the six months ended June 30,

------------------------------------------------------------------------------------------------------

                                                                              2000             1999

------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net loss                                                               $   (322,266)    $   (505,266)
  Adjustments to reconcile net loss to net cash provided by
   (used in) operating activities:
  Depreciation                                                                306,930          400,651
  Amortization of intangible assets
  Accretion of debentures payable                                                               11,040
  Stock compensation                                                                             4,167
  Provision for doubtful accounts                                                               25,000
  Provision for write-down of inventories                                                       50,000
  Changes in operating assets and liabilities:
    Receivables                                                              (106,188)         (83,715)
    Inventories                                                                19,272          148,525
    Other current assets                                                      (15,500)          18,031
    Accounts payable, trade                                                   130,441           42,337
    Accrued expenses                                                          113,109          (64,009)
    Other liabilities                                                          (5,300)         (19,447)
                                                                         ------------     ------------

Net cash provided by operating activities                                     120,498           27,314
                                                                         ------------     ------------

Cash flows from investing activities:
  Additions to property, plant and equipment                                       --          (45,671)
                                                                         ------------     ------------

Net cash used in investing activities                                              --          (45,671)
                                                                         ------------     ------------

Cash flows from financing activities:
  Book overdraft                                                                                40,816
  Repayment of long-term equipment financing                                  (65,008)         (70,677)
  Proceeds from asset-based line of credit and term obligations, bank       6,184,932        5,578,697
  Repayment of asset-based line of credit                                  (6,201,848)      (5,760,564)
  Proceeds from private placement of debentures                                11,040           50,000
  Proceeds from exercise of stock options                                      20,838              210
                                                                         ------------     ------------

Net cash used in financing activities                                         (50,046)        (161,518)
                                                                         ------------     ------------

Net (decrease) increase in cash                                                70,452         (179,875)
Cash, beginning of year                                                      (431,119)         179,875
                                                                         ------------     ------------

Cash, end of period                                                      $   (360,667)    $         --
                                                                         ============     ============


Supplemental disclosures of cash flow information:
      Cash paid for interest                                             $    341,820     $    382,545

Noncash investing and financing activities:
      Purchase of equipment in exchange for notes payable                                      140,273


The accompanying notes are an integral part of the financial statements.

                           Reuter Manufacturing, Inc.
                          Notes to Financial Statements
                                   (Unaudited)

1.       Financial Statements:

         The unaudited financial statements of Reuter Manufacturing, Inc. (the "Company") for the three month and six month periods ended June 30, 2000 and 1999, reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments), necessary to fairly state the financial position at June 30, 2000, and the results of operations and cash flows for the reported periods. The results of operations for any interim period are not necessarily indicative of results expected for the full year. The December 31, 1999, balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These unaudited interim financial statements should be read in conjunction with the financial statements and related notes for the year ended December 31, 1999, which are included in the Company's 1999 Annual Report on Form 10-KSB.

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

         The Company incurred a loss for the three and six month periods ended June 30, 2000 and 1999, and as a result, incremental shares attributable to the assumed exercise of stock options and warrants were excluded from the computation of diluted earnings per share as the effect would be antidilutive.

2.       Significant Customer:

         The Company has certain customers, which comprise a significant percentage of net sales as follows:

                                  (Unaudited)                                         (Unaudited)
                         Net sales for the three months                      Net sales for the six months
                                 Ended June 30,                                      Ended June 30
                         2000                     1999                      2000                      1999
                         ----                     ----                      ----                      ----

                 Amount         %          Amount         %          Amount         %          Amount        %
Customer A    $ 1,298,147     46.2%     $ 1,682,914     60.2%     $ 2,689,949     45.3%     $ 3,315,333    57.9%

Customer B        310,140     11.0%              --       --          660,737     11.1%               --      --


         Accounts receivable credit concentrations associated with these customers totaled $558,166 at June 30, 2000. Inventory related to production in process according to customers' specifications for these customers at June 30, 2000, was $792,687.

3.       Asset-Based Line of Credit:

         At June 30, 2000, the Company had borrowed approximately $5,119,000 under its line of credit facilities. The Company's credit facilities with the bank consist of a revolving line of credit and three term notes. Although the line of credit is not due until December 1, 2002, the bank has the right to demand payment at any time. In addition, although the term notes have scheduled repayment dates, the term notes may be due upon demand in the event that the bank requires demand repayment under the credit facilities. The credit facilities agreement also includes a subjective material adverse change clause under which the borrowing could become due and payable. Accordingly, the Company has classified all of the amounts owing under the credit facilities as current liabilities at June 30, 2000.

4.       Private Placement of Debentures with Warrants

         On December 22, 1998, the Company completed a $350,000 private placement of debentures with warrants. The Company received an additional $50,000 under this placement in 1999. The debentures bear interest at 13% per annum and are due on December 31, 2001. In connection with the private placement of debentures, the Company granted five-year warrants to purchase 400,000 shares of the Company's common stock at an exercise price of $0.6625 per share, exercisable immediately. The Company is using the proceeds from the private offering to fund operations.

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

         Subsequent to June 30, 2000, the Company presented a settlement offer to its trade creditors of record at July 21, 2000. The settlement required certain trade creditors to reduce their amounts outstanding above $200 by 47%, with the remaining 53% to be paid in 12 equal bi-monthly payments beginning no later then October 30, 2000. The Company also amended its credit agreements with U.S. Bank National Association as of October 10, 2000, which created credit facilities with maximum borrowings of $6,725,000. These credit facilities included a revolving credit line and three term notes. The Company also received $800,000 on October 10, 2000 for the issuance 3,500,000 shares of common stock and 1,000,000 shares of Series A Preferred stock to Activar, Inc., J.L. Reissner and M.J. Tate. The Company also purchased the inventories and accounts receivable and assumed certain liabilities of another company, owned by the Chairman, for approximately $364,000.

RESULTS OF OPERATIONS

         The Company's net sales of $2,851,441 for the second quarter ended June 30, 2000 increased by approximately 2.6% or $73,449 from $2,777,992 for the same period in 1999. The increase in net sales for the second quarter of 2000 compared to the same quarter for 1999 was due primarily to increased spindle sales and increased proprietary sales (oil centrifuges). Net sales from medical, industrial, and proprietary products were $2,079,048, $604,481, and $167,912, respectively, for the second quarter ended June 30, 2000 compared to $2,085,434, $554,066, and $138,492, respectively, for the comparable period in 1999. Sales to the Company's largest medical product customer were $1,298,147 or 46.2% of net sales for the second quarter of 2000 compared to $1,672,341 or 60.2% of net sales for the same period in 1999. The Company's net sales of $5,965,661 for the six months ended June 30, 2000 increased by approximately 4.2% or $241,514 from $5,724,147 for the same period in 1999. The increase in net sales for the first six months of 2000 compared to the same period in 1999 was due primarily to a substantial increase in proprietary sales, an increase in industrial sales and a slight decrease in medical sales. Net sales from medical, industrial, and proprietary products were $4,302,760, $1,167,870, and $495,031, respectively, for the six months ended June 30, 2000 compared to $4,333,061, $1,127,691, and $263,395, respectively, for the comparable period in 1999. Sales to the Company's largest medical product customer were $2,689,949 or 45.3% of net sales for the six months ended June 30, 2000 compared to $3,314,825 or 57.9% of net sales for the same period in 1999.

         Gross profit was 11.6% in the second quarter of 2000, compared to 12.5% for the same period in 1999. The reduction in gross profit for the second quarter was due primarily to higher product costs through the use of alternative vendors and increased unabsorbed burden. Gross profit was 15.6% for the six months ended June 30, 2000, compared to 13.6% for the same period in 1999. The improvement in gross profit for the first six months of 2000 was primarily due to reduced overhead costs, reduced inventory variances and reduced burden absorption.

         Selling, general and administrative expenses were $468,383 or 16.4% of net sales for the second quarter of 2000, compared to $443,769 or 16.0% of net sales for the same period in 1999. The increase for the quarter ended June 30, 2000 in selling, general and administrative expenses of $24,614, from the comparable quarter in 1999 is due to increased contract labor costs for professional services. For the six months ended June 30, 2000, selling, general and administrative expenses were $887,048 or 14.9% of net sales, compared to $913,916 or 16.0% of net sales for the same period in 1999. For the six months ended June 30, 2000, selling, general and administrative expenses decreased $26,868 from the comparable period in 1999. The decrease is primarily due to a reduction in advertising expenses and depreciation.

         In the second quarter of 2000, the Company had an operating loss of $138,496, compared to an operating loss of $95,164 in the same period of 1999. For the six months ended June 30, 2000, the Company had an operating income of $41,956 compared to an operating loss of

$132,613 for the same period in 1999. The improvement in the operating income for the second quarter and first six months of 2000 compared to 1999 was due primarily to higher sales levels and reduced selling, general and administrative expenses.

         Other expenses, net, increased $6,069 for the second quarter of 2000 compared to the same period in 1999. The increase for the second quarter of 2000 compared to 1999 was due to increased interest expense of approximately $3,700 from increased borrowings under the asset-based financing and a reduction in other income of approximately $9,800. For the six months ended June 30, 2000, other expenses, net, decreased $8,431 compared to the same period in 1999. The decrease for the first six months of 2000 compared to 1999 was due to increased interest expense of approximately $5,900 from increased borrowings under the asset-based financing and an increase in other income of approximately $14,300.

         The Company incurred a net loss during the second quarter and first six months of 2000 and 1999, and consequently did not record a provision for income taxes for these periods. The Company generally does not pay regular income taxes because of the availability of its net operating loss carryforwards. The Company is, however, generally subject to the alternative minimum tax under the Internal Revenue Code of 1986, as amended (the "Code"), because only 90% of the net operating loss carryforward is allowed as a deduction before arriving at the alternative minimum taxable income. Therefore, 10% of the Company's taxable income is generally subject to the flat alternative minimum tax rate of 21%. Because the Company did not generate taxable income during the first and second quarters of 2000 and 1999, no provision for income taxes was recorded.

         The effect of inflation on the Company's results has not been significant.

         The net loss for the second quarter of 2000 was $317,029 or $0.06 per basic and diluted share, compared to a net loss of $267,628 or $0.06 per basic and diluted share for the second quarter of 1999. The net loss for the six month period ended June 30, 2000 was $322,266 or $0.07 per basic and diluted share, compared to a net loss of $505,266 or $0.10 per basic and diluted share for the comparable period in 1999. The net loss for the three and six month period ended June 30, 2000 compared to the same period in 1999 was due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2000, the Company had a working capital deficiency of $5,939,595, compared to a working capital deficiency of $5,811,283 at December 31, 1999. The current ratio was .31 at June 30, 2000 and December 31, 1999. The increase in the working capital deficiency is principally due to continuing operating losses. Although the term notes under the Company's asset-based line of credit have scheduled repayment dates, the term notes may be due upon demand in the event that the asset-based lender demands repayment. Accordingly, the Company has classified all of the amounts owing under the credit facilities at June 30, 2000 and December 31, 1999, as current liabilities. The credit facilities agreement includes a subjective material adverse change clause under which the borrowings could become due and payable.

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

         Net cash provided by operating activities was $120,498 for the six months ended June 30, 2000, compared to net cash provided by operating activities of $27,314 for the comparable period in 1999. The increase in cash flows from operating activities for the six months ended June 30, 2000, from the comparable period in 1999 was due primarily to a lower net loss. The lower net loss resulted from a increases in higher margin medical product sales and cost reductions from decreases in workforce and tighter cost controls. The Company's ability to meet its continuing cash flow requirements in the future is dependent on achieving adequate sales and margins from its manufacturing operations.

         No cash was used in investing activities for the six month period ended June 30, 2000, compared to cash used in investing activities of $45,671 for the same period in 1999. The decrease was due to a reduction in capital expenditures during the first six months of 2000.

          Net cash used in financing activities was $50,046 for the six month period ended June 30, 2000, compared to cash used in financing activities of $161,518 for the same period in 1999.

The change was primarily due to increased borrowings under the Company's asset-based line of credit to fund operating activities. As of June 30, 1999, the Company had borrowed approximately $5,119,000 under the credit facilities.

          In February 1999, the Company received the final investment of $50,000 from the private placement offering of debentures with warrants. The total liability relating to the debentures issued in this offering was $366,880 as of June 30, 2000. These debentures are due on December 31, 2001, although the Company has the right to prepay the debentures before this time. The proceeds are being used to fund operating activities.

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

TROUBLED FINANCIAL CONDITION AND MANAGEMENT'S PLANS

           The Company incurred a net loss of $322,266 for the six months ended June 30, 2000 and has a working capital deficit and stockholders' deficiency of $5,939,595 and $3,537,477, respectively, at June 30, 2000.

As of January 24, 2001, management's plans and objectives to improve the financial condition of the Company, including actions taken during 2000, are as follows:

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

SUMMARY

         The Company had a disappointing first six months of 2000. However, the Company incurred a smaller loss on higher sales volume compared to the first six months of 1999. The gross margin increased approximately 2% in the first six months of 2000 compared to the same period in 1999. The Company has taken steps to control its operating expenses and reduce its overhead. The Company has begun a restructuring plan with its vendors to reduce outstanding amounts by approximately 47%. The Company has negotiated with its bank to restructure its credit arrangements. The Company has completed a private placement of common and preferred stock with a private investment group. There can be no assurance that these actions and future actions, if necessary, will be sufficient for the Company to continue to meet its continuing cash flow requirements in the future.

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

                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports

(a)  Exhibits.
     Item No.     Item                             Method of Filing
     --------     -----------                      ----------------

         27.1     Financial Data Schedule          Filed herewith electronically

(b)  Reports on Form 8-K.
     There were no reports on Form 8-K, which were filed during the second quarter of 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 REUTER MANUFACTURING, INC.
                                 --------------------------
                                 (Registrant)




Date:    January 24, 2001              By:   /s/ R. F. McNamara
         ----------------                    -----------------------------------
                                             R. F. McNamara
                                             Chairman of the Board and Director


Date:    January 24, 2001              By:   /s/ Michael J. Tate
         ----------------                    -----------------------------------
                                             Michael J. Tate
                                             President, Chief Executive Officer
                                             and Director (principal executive
                                             and financial officer)


Date:    January 24, 2001              By:   /s/ J. L. Reissner
         ----------------                    -----------------------------------
                                             J. L. Reissner
                                             Director and Secretary

                           REUTER MANUFACTURING, INC.

                              EXHIBIT TO QUARTERLY
                              REPORT ON FORM 10-QSB
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000


  Item No.      Item                               Method of Filing
----------      -----------                        ----------------

      27.1      Financial Data Schedule            Filed herewith electronically