Form 10QSB
period 2000-09-30
REUTER MANUFACTURING INC
filed 2001-01-29
CIK 83490

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2000

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from _____ to _____

                          Commission File Number 0-1561

                           REUTER MANUFACTURING, INC.
                           --------------------------
             (Exact name of registrant as specified in its charter)

        Minnesota                                        41-0780999
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

 410 - 11th Avenue South, Hopkins, Minnesota            55343
--------------------------------------------          ---------
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

Yes ___.   No. _X_.

As of January 26, 2001, there were 8,740,173 shares of the registrant's $.1875 par value Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

REUTER MANUFACTURING, INC.
BALANCE SHEETS

                                                                  September 30,
                                                                      2000         December 31,
                                                                  (Unaudited)          1999
                                                                  ------------     ------------
                                       ASSETS

Current assets:
  Cash                                                            $        500     $        500
  Receivables, net of allowances of $22,800 and $175,000
    at September 30, 2000 and December 31, 1999, respectively        1,424,013        1,288,036
  Inventories                                                        1,460,163        1,287,951
  Other current assets                                                 182,985            9,500
                                                                  ------------     ------------

     Total current assets                                            3,067,661        2,585,987

Property, plant and equipment, net                                   2,943,237        3,402,734
                                                                  ------------     ------------

     Total assets                                                 $  6,010,898     $  5,988,721
                                                                  ============     ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
  Book overdraft                                                  $    385,565     $    431,619
  Asset-based line of credit and term obligations, bank              5,832,208        5,136,094
  Current maturities of long-term equipment financing                  590,244          444,216
  Promissory note                                                           --          200,000
  Accounts payable, trade                                            1,558,504        1,484,191
  Accrued expenses                                                     928,782          701,150
                                                                  ------------     ------------

      Total current liabilities                                      9,295,303        8,397,270

Long-term equipment financing, less current maturities                 222,279          433,315
Debentures payable                                                     372,400          355,840
Private placement deposits                                             319,000
Other liabilities                                                       31,207           38,345

Commitments and contingencies

Stockholders' deficiency:
  Preferred stock, par value $.01 per share;
      authorized 2,500,000 shares; none issued
  Common stock, par value $.1875 per share;
      authorized 9,000,000 shares;  issued and outstanding
      4,899,385 and 4,898,885 shares at September 30, 2000
      and December 31, 1999, respectively                              937,385          937,385
  Additional paid-in capital                                        17,871,763       17,871,759
  Accumulated deficit                                              (23,038,439)     (22,024,362)
  Unearned stock compensation                                               --          (20,831)
                                                                  ------------     ------------

     Total stockholders' deficiency                                 (4,229,291)      (3,236,049)
                                                                  ------------     ------------

         Total liabilities and stockholders' deficiency           $  6,010,898     $  5,988,721
                                                                  ============     ============


The accompanying notes are an integral part of the financial statements.

REUTER MANUFACTURING, INC.
STATEMENTS OF OPERATIONS

                                                         (Unaudited)                      (Unaudited)
                                                  For the three months ended        For the nine months ended
                                                        September 30,                     September 30,
                                                    2000             1999             2000             1999
                                                ------------     ------------     ------------     ------------
Net sales                                       $  2,157,826     $  3,009,772     $  8,123,487     $  8,733,919
Cost of sales                                      2,208,851        2,816,496        7,245,508        7,759,340
                                                ------------     ------------     ------------     ------------

     Gross profit                                    (51,025)         193,276          877,979          974,579

Selling, general and administrative expenses         449,074          422,859        1,336,122        1,336,775
                                                ------------     ------------     ------------     ------------

      Operating loss                                (500,099)        (229,583)        (458,143)        (362,196)
                                                ------------     ------------     ------------     ------------

Other (expense) income:
   Interest expense                                 (215,385)        (192,861)        (600,555)        (572,084)
   Other, net                                         23,673           (2,216)          44,621            4,354
                                                ------------     ------------     ------------     ------------

      Total other expense, net                      (191,712)        (195,077)        (555,934)        (567,730)
                                                ------------     ------------     ------------     ------------

         Net loss                               $   (691,811)    $   (424,660)    $ (1,014,077)    $   (929,926)
                                                ============     ============     ============     ============



      Net loss per share (basic and diluted)    $      (0.14)    $      (0.09)    $      (0.21)    $      (0.19)
                                                ============     ============     ============     ============

Weighted average common shares outstanding
     (basic and diluted)                           4,899,385        4,899,385        4,899,385        4,899,066
                                                ============     ============     ============     ============


The accompanying notes are an integral part of the financial statements.

REUTER MANUFACTURING, INC.
STATEMENTS OF CASH FLOWS

                                                                              (Unaudited)
                                                                For the nine months ended September 30,
-------------------------------------------------------------------------------------------------------
                                                                             2000             1999
-------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net loss                                                               $ (1,014,077)    $   (929,926)
  Adjustments to reconcile net loss to net cash provided by
   (used in) operating activities:
  Depreciation                                                                459,497          597,291
  Amortization of intangible assets
  Accretion of debentures payable                                                               16,560
  Stock compensation                                                                            16,668
  Provision for doubtful accounts                                                               50,000
  Provision for write-down of inventories                                                      110,000
  Changes in operating assets and liabilities:
    Receivables                                                              (135,977)        (636,425)
    Inventories                                                              (172,212)           5,716
    Other current assets                                                     (173,485)          26,699
    Accounts payable, trade                                                    74,313          204,004
    Accrued expenses                                                          227,632          (77,507)
    Other liabilities                                                          (7,138)         (28,891)
                                                                         ------------     ------------

Net cash used in operating activities                                        (741,447)        (645,811)
                                                                         ------------     ------------

Cash flows from investing activities:
  Additions to property, plant and equipment                                       --          (11,682)
                                                                         ------------     ------------

Net cash used in investing activities                                              --          (11,682)
                                                                         ------------     ------------

Cash flows from financing activities:
  Book overdraft                                                                               318,158
  Repayment of long-term equipment financing                                  (65,008)        (141,683)
  Proceeds from asset-based line of credit and term obligations, bank       9,322,132        8,536,512
  Repayment of asset-based line of credit                                  (8,826,018)      (8,485,579)
  Proceeds from private placement deposit                                     319,000
  Proceeds from sale and leaseback advance                                                     200,000
  Proceeds from private placement of debentures                                16,560           50,000
  Proceeds from exercise of stock options                                      20,835              210
                                                                         ------------     ------------

Net cash provided by financing activities                                     787,501          477,618
                                                                         ------------     ------------

Net (decrease) increase in cash                                                46,054         (179,875)
Cash, beginning of year                                                      (431,119)         179,875
                                                                         ------------     ------------

Cash, end of period                                                      $   (385,065)    $         --
                                                                         ============     ============


Supplemental disclosures of cash flow information:
      Cash paid for interest                                             $    521,085     $    576,143

Noncash investing and financing activities:
      Purchase of equipment in exchange for notes payable                          --          140,273


The accompanying notes are an integral part of the financial statements.

                           Reuter Manufacturing, Inc.
                          Notes to Financial Statements
                                   (Unaudited)

1.       Financial Statements:

         The unaudited financial statements of Reuter Manufacturing, Inc. (the "Company") for the three month and nine month periods ended September 30, 2000 and 1999, reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments), necessary to fairly state the financial position at September 30, 2000, and the results of operations and cash flows for the reported periods. The results of operations for any interim period are not necessarily indicative of results expected for the full year. The December 31, 1999, balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These unaudited interim financial statements should be read in conjunction with the financial statements and related notes for the year ended December 31, 1999, which are included in the Company's 1999 Annual Report on Form 10-KSB.

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

         The Company incurred a loss for the three and nine month periods ended September 30, 2000 and 1999, and as a result, incremental shares attributable to the assumed exercise of stock options and warrants were excluded from the computation of diluted earnings per share, as the effect would be antidilutive.

2.       Significant Customer:

         The Company has certain customers, which comprise a significant percentage of net sales as follows:

                                (Unaudited)                                    (Unaudited)
                        Net sales for the three months                 Net sales for the nine months
                             Ended September 30,                            Ended September 30
                         2000                   1999                   2000                   1999
                         ----                   ----                   ----                   ----
                 Amount        %        Amount        %        Amount        %        Amount        %
Customer A     $  923,956    42.7%    $1,451,524    48.2%    $3,576,405    44.2%    $4,765,338    54.6%

Customer B             --      --             --      --        834,513    10.3%            --      --

         Accounts receivable credit concentrations associated with these customers totaled $534,254 at September 30, 2000. Inventory related to production in process according to customers' specifications for these customers at June 30, 2000, was $682,841.

3.       Asset-Based Line of Credit:

         At September 30, 2000, the Company had borrowed approximately $5,832,000 under its line of credit facilities. The Company's credit facilities with the bank consist of a revolving line of credit and three term notes. Although the line of credit is not due until December 1, 2002, the bank has the right to demand payment at any time. In addition, although the term notes have scheduled repayment dates, the term notes may be due upon demand in the event that the bank requires demand repayment under the credit facilities. The credit facilities agreement also includes a subjective material adverse change clause under which the borrowing could become due and payable. Accordingly, the Company has classified all of the amounts owing under the credit facilities as current liabilities at September 30, 2000.

4.       Accounts Payable:

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

5.       Private Placement of Debentures with Warrants

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

6.       Subsequent Events

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

         Subsequent to September 30, 2000, the Company amended its credit agreements with U.S. Bank National Association as of October 10, 2000, which created credit facilities with maximum borrowings of $6,725,000. These credit facilities included a revolving credit line and three term notes. The Company also received $800,000 on October 10, 2000 for the issuance 3,500,000 shares of common stock and 1,000,000 shares of Series A Preferred stock to Activar, Inc., J.L. Reissner and M.J. Tate. The Company also purchased the inventories and accounts receivable and assumed certain liabilities of another company, owned by the Chairman, for approximately $364,000.

RESULTS OF OPERATIONS

         The Company's net sales of $2,157,826 for the third quarter ended September 30, 2000 decreased by approximately 28.3% or $851,946 from $3,009,772 for the same period in 1999. The decrease in net sales for the third quarter of 2000 compared to the same quarter for 1999 was due primarily to decreased sales in all three reporting groups - medical, industrial and proprietary (oil centrifuges). Net sales from medical, industrial, and proprietary products were $1,339,465, $670,130, and $144,551, respectively, for the third quarter ended September 30, 2000 compared to $1,937,080, $711,774, and $360,918, respectively, for the comparable period in 1999. Sales to the Company's largest medical product customer were $923,956 or 42.7% of net sales for the third quarter of 2000 compared to $1,451,524 or 48.2% of net sales for the same period in 1999. The Company's net sales of $8,123,487 for the nine months ended September 30, 2000 decreased by approximately 7.0% or $610,432 from $8,733,919 for the same period in 1999. The decrease in net sales for the first nine months of 2000 compared to the same period in 1999 was due primarily decreased sales of medical products with a small increase in proprietary sales. Net sales from medical, industrial, and proprietary products were $5,637,701, $1,838,000, and $639,582, respectively, for the nine months ended September 30, 2000 compared to $6,270,141, $1,839,465, and $624,313, respectively, for the comparable period in 1999. Sales to the Company's largest medical product customer were $3,576,405 or 44.2% of net sales for the nine months ended September 30, 2000 compared to $4,766,349 or 54.6% of net sales for the same period in 1999.

         Gross profit was (2.4%) in the third quarter of 2000, compared to 6.4% for the same period in 1999. The reduction in gross profit for the third quarter was due primarily to shorter run prototype jobs, which resulted in increased materials and labor costs. Gross profit was 10.8% for the nine months ended September 30, 2000, compared to 11.2% for the same period in 1999. The reduction in gross profit for the first nine months of 2000 compared to the same period in 1999 was primarily due to lower sales and increased labor and material costs.

         Selling, general and administrative expenses were $449,074 or 20.8% of net sales for the third quarter of 2000, compared to $422,859 or 14.0% of net sales for the same period in 1999. The increase for the quarter ended September 30, 2000 in selling, general and administrative expenses of $26,215, from the comparable quarter in 1999 is due to increases in salaries, professional services, group medical expenses and contract labor, while advertising expenses, depreciation and directors fees decreased. For the nine months ended September 30, 2000, selling, general and administrative expenses were $1,336,122 or 16.4% of net sales, compared to $1,336,775 or 15.3% of net sales for the same period in 1999. For the six months ended September 30, 2000, selling, general and administrative expenses decreased $653 from the comparable period in 1999. The decrease is primarily due to a reduction in advertising expenses, depreciation and general cost controls, offset by slight increases in salaries and commissions.

         In the third quarter of 2000, the Company had an operating loss of $500,099, compared to an operating loss of $229,583 in the same period of 1999. For the nine months ended September 30, 2000, the Company had an operating loss of $458,143 compared to an operating loss of $362,196 for the same period in 1999. The increase in the operating loss for the third quarter and first nine months of 2000 compared to 1999 was due primarily to lower sales with heavy emphasis in the third quarter on prototype sales, which resulted in higher labor and material costs. Selling, general and administrative expenses were also higher during the third quarter as compared to prior periods.

         Other expenses, net, decreased $3,363 for the third quarter of 2000 compared to the same period in 1999. The decrease for the third quarter of 2000 compared to 1999 was due to increased interest expense of approximately $22,524 from increased borrowings under the asset-based financing offset by an increase in other income of approximately $35,900. For the nine months ended September 30, 2000, other expenses, net, decreased $11,794 compared to the same period in 1999. The decrease for the first nine months of 2000 compared to 1999 was due to increased interest expense of approximately $28,500 from increased borrowings under the asset-based financing offset by an increase in other income of approximately $50,265.

         The Company incurred a net loss during the third quarter and first nine months of 2000 and 1999, and consequently did not record a provision for income taxes for these periods. The Company generally does not pay regular income taxes because of the availability of its net operating loss carryforwards. The Company is, however, generally subject to the alternative minimum tax under the Internal Revenue Code of 1986, as amended (the "Code"), because only 90% of the net operating loss carryforward is allowed as a deduction before arriving at the alternative minimum taxable income. Therefore, 10% of the Company's taxable income is generally subject to the flat alternative minimum tax rate of 21%. Because the Company did not generate taxable income during the first and second quarters of 2000 and 1999, no provision for income taxes was recorded.

         The effect of inflation on the Company's results has not been significant.

         The net loss for the third quarter of 2000 was $691,813 or $0.14 per basic and diluted share, compared to a net loss of $424,660 or $0.09 per basic and diluted share for the third quarter of 1999. The net loss for the nine month period ended September 30, 2000 was $1,014,077 or $0.21 per basic and diluted share, compared to a net loss of $929,926 or $0.19 per basic and diluted share for the comparable period in 1999. The net loss for the three and nine month period ended September 30, 2000 compared to the same period in 1999 was due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2000, the Company had a working capital deficiency of $6,227,642, compared to a working capital deficiency of $5,811,283 at December 31, 1999. The current ratio was .33 at September 30, 2000 and .31 at December 31, 1999. The increase in the working capital deficiency is principally due to continuing operating losses. Although the term notes under the Company's asset-based line of credit have scheduled repayment dates, the term notes may be due upon demand in the event that the asset-based lender demands repayment. Accordingly, the Company has classified all of the amounts owing under the credit facilities at September 30, 2000 and December 31, 1999, as current liabilities. The credit facilities agreement includes a subjective material adverse change clause under which the borrowings could become due and payable.

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

         Net cash used in operating activities was $741,447 for the nine months ended September 30, 2000, compared to net cash used in operating activities of $645,811 for the comparable period in 1999. The decrease in cash flows from operating activities for the nine months ended September 30, 2000, from the comparable period in 1999 was due primarily to an increased net loss. The increased net loss resulted from an emphasis during the third quarter on prototype sales, which resulted in higher labor and material costs. The Company's ability to meet its continuing cash flow requirements in the future is dependent on achieving adequate sales and margins from its manufacturing operations.

         No cash was used in investing activities for the nine month period ended September 30, 2000, compared to cash used in investing activities of $11,682 for the same period in 1999. The decrease was due to a reduction in capital expenditures during the first nine months of 2000.

          Net cash provided by financing activities was $787,501 for the nine month period ended September 30, 2000, compared to cash provided by financing activities of $477,618 for the same period in 1999. The change was primarily due to increased borrowings under the Company's asset-based line of credit to fund operating activities and the receipt of a deposit of $319,000 related to the private placement of common and preferred stock completed in October 2000. As of September 30, 2000, the Company had borrowed approximately $5,832,000 under the credit facilities.

          In February 1999, the Company received the final investment of $50,000 from the private placement offering of debentures with warrants. The total liability relating to the debentures issued in this offering was $372,400 as of September 30, 2000. These debentures are due on December 31, 2001, although the Company has the right to prepay the debentures before this time. The proceeds are being used to fund operating activities.

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

TROUBLED FINANCIAL CONDITION AND MANAGEMENT'S PLANS

           The Company incurred a net loss of $1,014,077 for the nine months ended September 30, 2000 and has a working capital deficit and stockholders' deficiency of $6,227,642 and $4,229,291, respectively, at September 30, 2000.

As of January 26, 2001, management's plans and objectives to improve the financial condition of the Company, including actions taken during 2000, are as follows:

* Amended the terms of its senior financing arrangements and completed a private placement of common and preferred stock.

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

SUMMARY

         The Company had a disappointing first nine months of 2000. Although sales have decreased for the first nine months of 2000 compared to the same period in 1999, this decrease in sales is primarily due to the Company's pursuit of prototype sales. These sales result in increased labor and material costs; however, the Company is confident that these prototype sales will translate into sales commitments during 2001. The Company continues to take steps to control its operating expenses and reduce its overhead. The Company has begun a restructuring plan with its vendors to reduce outstanding amounts by approximately 47%. The Company has negotiated with its bank to restructure its credit arrangements. The Company has completed a private placement of common and preferred stock with a private investment group. There can be no assurance that these actions and future actions, if necessary, will be sufficient for the Company to continue to meet its continuing cash flow requirements in the future.

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

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports

(a)  Exhibits.
     Item No.     Item                             Method of Filing
     --------     ------------                     ----------------

         27.1     Financial Data Schedule          Filed herewith electronically

(b)  Reports on Form 8-K.
     There were no reports on Form 8-K, which were filed during the third quarter of 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    REUTER MANUFACTURING, INC.
                                    ----------------------------------
                                    (Registrant)




Date:  January 26, 2001                   By: /s/ R. F. McNamara
       ----------------                       ----------------------------------
                                              R. F. McNamara
                                              Chairman of the Board and Director


Date:  January 26, 2001                   By: /s/ Michael J. Tate
       ----------------                       ----------------------------------
                                              Michael J. Tate
                                              President and Chief Executive
                                              Officer and Director (principal
                                              executive and financial officer)


Date:  January 26, 2001                   By: /s/ J. L. Reissner
       ----------------                       ----------------------------------
                                              J. L. Reissner
                                              Director and Secretary

                           REUTER MANUFACTURING, INC.

                              EXHIBIT TO QUARTERLY
                              REPORT ON FORM 10-QSB
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000


  Item No.      Item                               Method of Filing
----------      -------------                      ----------------

      27.1      Financial Data Schedule            Filed herewith electronically