Form 10KSB40
period 2000-12-31
REUTER MANUFACTURING INC
filed 2001-04-02
CIK 83490

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------
                                   FORM 10-KSB

[X} ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to _______________.

                           COMMISSION FILE NO.: 0-1561

                                -----------------

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

                                -----------------
       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X] NO [ ]

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

       The Registrant's revenues for the fiscal year ended December 31, 2000 were $10,769,298.

       As of March 23, 2001, 8,740,173 shares of Common Stock of the Registrant were deemed outstanding, and the aggregate market value of the Common Stock of the Registrant (based upon the average of the closing bid and asked prices of the Common Stock at that date), excluding outstanding shares beneficially owned by directors and executive officers, was approximately $3,078,330.

       Transitional Small Business Disclosure Format (Check one): YES [ ] NO [X]

================================================================================

                                     PART I

FORWARD LOOKING STATEMENTS

         THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 PROVIDES A SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS. ANY STATEMENTS NOT OF HISTORICAL FACT MAY BE CONSIDERED FORWARD-LOOKING STATEMENTS. WRITTEN WORDS SUCH AS "MAY," "EXPECT," "BELIEVE," "ANTICIPATE" OR "ESTIMATE," OR OTHER VARIATIONS OF THESE OR SIMILAR WORDS, IDENTIFY SUCH STATEMENTS. THESE STATEMENTS BY THEIR NATURE INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES, AND ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THE ANTICIPATED RESULTS OR OTHER EXPECTATIONS EXPRESSED IN THE FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS IN THIS REPORT ALSO INCLUDE REFERENCES TO ANTICIPATED SALES VOLUME AND HIGHER PRODUCT MARGINS, EFFORTS AIMED AT ESTABLISHING NEW OR IMPROVING EXISTING RELATIONSHIPS WITH CUSTOMERS OF THE COMPANY, OTHER BUSINESS DEVELOPMENT ACTIVITIES, ANTICIPATED FINANCIAL PERFORMANCE, BUSINESS PROSPECTS AND SIMILAR MATTERS.

         IN ADDITION, THE COMPANY HAS HISTORICALLY HAD A HIGH CONCENTRATION OF BUSINESS WITH ONE MAJOR CUSTOMER AND REDUCTIONS IN SCHEDULED SHIPMENTS TO THIS CUSTOMER WERE PRIMARILY RESPONSIBLE FOR THE LOSSES FROM OPERATIONS DURING 1999 AND 2000. THERE CAN BE NO ASSURANCE THAT THIS CUSTOMER WILL RESUME SHIPMENTS TO PRIOR OR EXPECTED LEVELS IN THE FUTURE. HOWEVER, THE COMPANY DID EXPERIENCE IMPROVED SALES PERFORMANCE IN THE HIGH TECH SPINDLE SECTOR IN 2000. IN ADDITION, TWO ACQUISITIONS, ONE IN NOVEMBER 2000 AND ONE IN FEBRUARY 2001 OFFER INCREASED SALES PROSPECTS. THE RISKS AND UNCERTAINTIES THE COMPANY FACES INCLUDE, BUT ARE NOT LIMITED TO, THE ABILITY TO EXPAND PRODUCT OFFERINGS AND TO DEVELOP A REPUTATION IN MANUFACTURING PRODUCTS FOR SELECT INDUSTRIES SUCH AS MEDICAL INDUSTRIES, AS WELL AS THE RISKS AND UNCERTAINTIES DESCRIBED IN "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS" IN THIS REPORT.

ITEM 1. DESCRIPTION OF BUSINESS.

BUSINESS OVERVIEW

         Reuter Manufacturing, Inc. (Reuter) is a publicly owned company headquartered in Hopkins, Minnesota that trades locally, over the counter, under the symbol "RTMF". Reuter is a contract manufacturer of custom motion controlled devices for factory automation and medical original equipment manufacturers (OEM's). The Company's contract manufacturing business is concentrated in the medical device field, which includes production of blood centrifuges, blood pumps, blood analyzers, thrombectomy proximal motors, organic chemical synthesizers and valves for medical oxygen delivery. The Company also contract manufactures gas regulators, cryogenic parts and miscellaneous industrial parts. Contract manufacturing accounted for approximately 92% of the Company's net sales in 2000.

         The Company also manufactures products under its own trade names, which accounted for approximately 8% of the Company's net sales in 2000. The Company's trade name manufacturing business is concentrated in two principal areas. The Company produces Envi-ro-fuge 2000(R) self-powered oil centrifuges for stationary and mobile internal combustion engines. The Company also sells a limited line of full flow oil filters as a complement to the oil centrifuges. The Company's other principal trade name manufacturing products are Reuter/Sollami(R) rotary vane actuators, hydraulic and pneumatic, which are used to impart motion in diverse industrial and special applications. The Company's trade name manufacturing business requires substantial design and development engineering input.

         The Company was established fifty years ago as Reuter Manufacturing, Inc. concentrating on precision machining and assembly, such as disk drives, spindles and blood centrifuges. Over the past two years the company has focused its efforts on selling its technical expertise in the areas of motion control, conveyor devices and magnetic assemblies. Reuter has become the "Go-To" company for custom-engineered motion control packages, conveyor systems and magnets.

         The Company is a Minnesota corporation. The principal executive offices of the Company are located at 410 Eleventh Avenue South, Hopkins, Minnesota 55343. The Company's telephone number is (952) 935-6921.

PRODUCTS AND SERVICES

         Reuter offers a full range of design, machining and assembly services. However it does specialize in the following areas:

         MOTION CONTROLLED DEVICES:

         These include high speed spindles for assemblies whose uses range from silicon wafer saws to PC board saws to routers. This group also includes precisely controlled spindles with electronically controlled feedback for visual inspection systems.

         BLOOD CENTRIFUGE ASSEMBLIES

         These allow for high speed separation of blood into various components. These centrifuges can be used in both operating rooms and in blood banks.

         CONVEYOR SYSTEMS FOR FACTORY AUTOMATION

         These can be used for factory automation for OEM's for edge belt conveyor systems for circuit board assembly. These systems also include end user products namely roller conveyors for custom factory automation.

         ROBOTIC COMPONENTS AND ASSEMBLY

         These are built for the leading suppliers (OEM's) of factory automation systems for semiconductor manufacturers.

         PRECISION MAGNET ASSEMBLIES

         The Company acquired in November 2000 another company, which has expertise in building precision magnet assemblies for aerospace, medical, and motion controlled applications.

Reuter's customers require leading edge design capabilities, rapid prototyping and precision manufacturing execution for their competitive short product life cycle industries.

TECHNOLOGY

         As the industrial world becomes more competitive and technology breakthroughs become more the normal course of business, increased power and miniaturization is required. Reuter has the technological strengths to accomplish these goals in the following areas:

         MOTION CONTROL DEVICES

         These devices are requiring smaller features, higher horsepower and minuscule vibration. To accomplish this, they will require Reuter's unique magnetic configurations, its heat dissipation techniques and its ability to meet ever-tightening machinery and assembly tolerances.

         CONVEYOR/ROBOTIC MOVEMENT DEVICES

         These devices will require faster orientation and movement, minuscule surface contrast and high density boards and chips. Reuter will be able to meet these needs with its high tolerance machining and assembly skills, its edge belt handling technology, and its skills in servomotor control feedback.

         NEW GENERATION HIGH ENERGY MAGNETIC MATERIALS

         These materials require higher speed performance, improved torque transmission and improved holding power. Reuter's magnets have unique bonding capabilities that make them very attractive for customers in this market. In addition, the Company does a great deal of custom matching of materials to specific application to enhance the performance for its customers.

         Reuter has purposefully brought together this unique blend of enabling technologies to provide the "Go-To" source for motion control, factory automation and medical spinning devices.

MARKETS

         Reuter supplies its products and services to OEMs in three principal markets: Motion Control, Factory Automation and Medical. Reuter also markets a proprietary product to the engine after market.

      *     MOTION CONTROL

            Reuter is a rapidly growing supplier of custom spindle/electric motor assemblies for high technology applications. These are applications that require state of the art capabilities for large OEM market leaders. The company is securing a solid place in this rapidly changing market.

      *     FACTORY AUTOMATION

            Reuter is the supplier to the top three OEM's of factory automation equipment. These OEM's provide equipment to customers in the semiconductor manufacturing field.

      *     MEDICAL

            Reuter is a leading manufacturer of blood centrifuges, which are used in analysis and component isolation of whole blood. These centrifuges are used in many of the world's blood banks and in operating rooms. The recent worldwide shortage of blood and the increased testing requirements are two driving forces to make this a rapidly growing market.

      *     PROPRIETARY PRODUCT - OIL CENTRIFUGE

            Reuter manufactures an engine oil centrifuge used primarily on stationary engines of 200 hp and above. The Company markets the centrifuges to an overseas customer. In the United States, the Company has one major dealer who, in turn, markets to other distributors.

            Within each of these markets, the Company concentrates its marketing efforts on customers that rely on its ability to provide quick response design and prototyping services and versatile manufacturing capabilities to solve the most complex and challenging requirements.

SALES AND MARKETING

         The Company's sales and marketing effort is focused on the strategic markets outlined above. In addition to three Directors of Sales, the Company has Regional Representatives with significant experience selling our technical applications. Each Director has the responsibility for sales to a strategic market on a worldwide basis. The sales force is supported by applications design expertise within each of its market segments.

         The proprietary products are sold on a direct basis to OEMs, or in the case of oil centrifuges, to a Master Dealer, who markets to other distributors.

CUSTOMERS

         In the latter part of 1999, Reuter received notice from its then largest customer that their inventories of blood centrifuges were extremely high and they were planning to substantially reduce purchases from the Company. The reduction from 1999 to 2000 was approximately $730,000. Management persuaded this customer to postpone this reduction until 2001 and to provide Reuter the time to replace the potential lost volume. The Company believes that this customer will return to the increased volume purchasing in the last quarter of 2001.

         Any new automation systems business, in addition to the customers of spindle products, may offset any potential losses from the declining blood centrifuge business. Since that time Reuter has made significant strides toward securing additional customers and programs, particularly in the factory automation, magnetics and conveyor system markets.

STRATEGY

         The Company's objective is to become indispensable to the customer, thereby ensuring that the Company will obtain subsequent production business. The Company pursues this strategy by providing engineering input throughout the development and production processes of its customers' products. This requires the Company to maintain strong design, application, and manufacturing engineering capabilities. In addition, the Company generally designs, manufactures and owns the tooling required to produce its customers' products. Essentially all fixtures and prototypes are produced in the Company's tool and prototype department by highly trained and skilled toolmakers. These strategies improve the ability of the Company to create a long-term production relationship with the customer. However, customers generally do not sign long-term production contracts with the Company.

         In addition to continuing to build strong customer relationships, the Company also plans to pursue the following strategies:

      * Expand the volume of business in the factory automation segments of the market, most notably with their newly developed customer base - PRI Automation, Kollmorgan and MTI.

      * Expand the volume of business in factory automation and motion control with their acquired business units - factory conveyor systems and rare earth magnetics.

      * Reduce overhead by consolidating the operations of its acquired companies into the Company's facility located in Hopkins, Minnesota.

      * Renegotiate the Company's debt structure to substantially reduce its interest rates.

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

COMPETITION

         The contract manufacturing business in which the Company engages is highly competitive. Many of the competitors of the Company have greater sales volume and resources than the Company. The principal elements of competition are quality, service, delivery, price and meeting customer requirements. The Company believes that it accounts for only a small portion of aggregate national sales of the manufacturing service it provides. The Company believes, however, that its strong engineering capability gives it a competitive advantage. Approximately 8% of the Company's employees are engineers.

RESEARCH AND DEVELOPMENT

         The Company conducts limited research and development activities primarily related to prototype development of customers' products and products sold under its trade names. The Company also provides some engineering services to support its customers in the development of new products including, enhancements to current products.

BACKLOG

         The Company makes product forecasts for future delivery based upon frequently updated information from customers; such forecasts are then adjusted or replaced by actual purchase orders or production releases. On December 31, 2000, the Company's backlog of orders and releases was approximately $2.3 million, compared to approximately $4.3 million on November 17, 1999. The primary reason for this change is that Heamonetics, the Company's largest customer, changed its purchasing method from annual blanket orders to quarterly orders. Management expects that the backlog will be filled during the current year, and that additional orders will be received during the current year. The Company's backlog often fluctuates because large orders or releases are placed by customers who schedule delivery of the product over future months. The usual period between receipt of an order and the first delivery of the product by the Company is 2 to 6 months. The delivery period for subsequent orders generally is shorter than the period for the initial order. The Company believes its backlog is firm; however the Company's customers do not sign production contracts and the customers can reduce, reschedule, or cancel orders without contractual penalty.

EMPLOYEES

         As of December 31, 1999, the Company had 100 employees, which includes 94 full time employees and six part time employees. As of December 31, 2000, the Company had 115 employees, which includes 110 full time employees and 5 part time employees.

ITEM 2. DESCRIPTION OF PROPERTY.

         The Company's executive offices and manufacturing facilities are located at 410 Eleventh Avenue South, Hopkins, Minnesota. The Company owns these facilities and the approximately 7.5 acres of land on which the facilities are located. These facilities consist of approximately 110,000 square feet of which approximately 13,000 square feet are devoted to office space, and 97,000 square feet are devoted to manufacturing, and warehouse purposes. Approximately 80% of the space is being utilized as of March 23, 2001. The Company considers these facilities to be well maintained, and in good operating condition, and believes that such manufacturing facilities can accommodate anticipated future growth. The Company has a real estate mortgage on the building with U.S. Bank National Association. The Company owed $2,745,960 on the loan at December 31, 2000. The Company pays $27,020 in principal on the loan on the first of each month through September 1, 2005 with a final payment on October 1, 2005 of the remaining balance. Interest is paid each month on the loan and is in addition to the principal payment.

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

ITEM 3. LEGAL PROCEEDINGS.

         During December 1997, when the Company undertook a Phase I and Phase II environmental assessment of its manufacturing facility, soil boring and groundwater work indicated the presence of potentially hazardous substances and petroleum products within the soil and groundwater located beneath the site. The Company notified the applicable regulatory agency (the Minnesota Pollution Control Agency), and is working with that agency to resolve these issues. However, because the results are still preliminary, the Company is not able to assess whether it will ultimately be held liable for the presence of these substances at the site nor is the Company able to assess its financial exposure if it is found liable. Because of financial conditions, no environmental work was performed during fiscal 2000. As of December 31, 2000, $15,000 has been accrued for the cost of additional environmental work.

         A claim is pending against the Company in the Bankruptcy Court of Minnesota. The claim seeks to recover approximately $64,000 paid to the Company by Excelsior Henderson during the preference period preceding Excelsior Henderson's bankruptcy case. The Company believes it has valid defenses to this claim and intends to defend itself against the claim.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-KSB, through the solicitation of proxies or otherwise.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT.

         The executive officers of the Company and their respective ages and offices held as of March 23, 2001, are as follows:

Name (age)                Position(s) with the Company
----------                ----------------------------

Michael J. Tate (61)      President, Chief Executive Officer and Chief Financial
                          Officer

Brian Kempski (45)        Vice President - Marketing and Sales

J.L. Reissner (60)        Secretary

Lou Matjasko (60)         Vice President - Operations

         Mr. Tate has served as Chief Executive Officer, President and Chief Financial Officer of the Company, and has been an employee director of the Company since April 20, 1998. During 1999, another individual was Chief Financial Officer until he resigned that position in December 1999, at which time Mr. Tate, again, became Chief Financial Officer. Previously, he served as Vice President/Chief Operating Officer of Minnesota Valley Engineering from August 1996 until joining the Company. Prior to 1996, Mr. Tate held other positions at Minnesota Valley Engineering, including Vice President/General Manager Industrial Business Unit from March 1993 to August 1996 and Vice President Finance/Treasurer from September 1989 to March 1993.

         Mr. Kempski joined the Company as Director of Sales in December of 1998 and has served as Executive Vice President of Marketing and Sales since April 1999. Prior to joining the Company, Mr. Kempski served as Director of Sales for Motion Control Group from 1993 to 1998 and from 1990 to 1993, he served as Director of Engineering for that firm. Prior to 1990, Mr. Kempski served as Senior Product Engineer at Tonka Toys.

         Mr. Reissner has served as Secretary of the Company and as a director since October 2000. Mr. Reissner has been President of Activar, Inc., a holding company which owns sixteen manufacturing companies, since January 1996 and served as Chief Financial Officer of Activar from 1992 until becoming President.

         Mr. Matjasko joined the Company in December 2000 as Vice President - Operations. Mr. Matjasko is a US Air Force Academy graduate, has two advanced engineering degrees from MIT, and an MBA. For the last 10 years, he has been Divisional General Manager for two manufacturing businesses in California owned by Activar.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Market Information. The Company's Common Stock is traded in the local over-the-counter market ("OTC Bulletin Board") under the symbol "RTMF." The following table sets forth, for each of the calendar periods indicated, the quarterly high and low bid quotations for the Company's Common Stock quoted on the OTC Bulletin Board. The prices in this table represent prices between dealers, and do not include adjustments for retail mark-ups, mark-downs or commissions and may not represent actual transactions.

             Year                             High          Low
             ----                             ----          ---

             2000:  First Quarter             $ .38        $ .16
                    Second Quarter            $ .25        $ .01
                    Third Quarter             $1.19        $ .01
                    Fourth Quarter            $1.63        $ .50

             1999:  First Quarter             $1.06        $ .34
                    Second Quarter            $1.05        $ .28
                    Third Quarter             $ .50        $ .34
                    Fourth Quarter            $ .56        $ .19


         Holders. As of December 31, 2000 there were approximately 1,146 registered record holders of the Company's Common Stock and 3 record holders of the Company's Series A Preferred Stock.

         Dividends. No cash dividends were declared or paid by the Company during 2000 or 1999, and the Company does not intend to pay dividends on its Common Stock and Series A Preferred Stock in the foreseeable future. The Company is prohibited from paying dividends on its Common Stock under agreements with its senior lender.

         Unregistered sales. During the fiscal year ended December 31, 2000, the Company issued the following securities without registration under the Securities Act:

         In October 2000, the Company issued an aggregate of 3,500,000 shares of Common Stock and an aggregate of 1,000,000 shares of Series A Convertible Preferred Stock to 3 accredited investors pursuant to a private placement of the Company's Common Stock and Series A Preferred Stock for an aggregate payment of $800,000. Michael J. Tate, the Company's President and Chief Executive Officer and Chief Financial Officer, purchased 437,500 shares of Common Stock and 125,000 shares of Series A Preferred Stock, Activar, Inc., purchased 2,187,500 shares of Common Stock and 625,000 shares of Series A Preferred stock, to which R.F. McNamara, the Company's director, has sole voting power and shared dispositive power with respect to the shares and J.L. Reissner, the Company's director, purchased 875,000 shares of Common Stock and 250,000 shares of Series A Preferred Stock.

         The Company's Common and Series A Preferred Stock issued under its private placement in 2000 are limited under Rule 144 of the Securities Act of 1933. Under Rule 144, none of the issued stock is registered with the Securities and Exchange Commission and, therefore, is not transferable or saleable without
(1) registration under the Securities Act and any applicable state securities laws or (2) an exemption from the requirements of the Securities Act and applicable state securities laws.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

GENERAL

         The Company is principally a contract manufacturer of precision-machined products and assemblies for medical and industrial original equipment manufacturers ("OEM"). The Company manufactures on a contract basis, among other items, close tolerance bearing-related assemblies for the medical device industry. In order to differentiate itself from its competitors, the Company emphasizes its design engineering and manufacturing engineering capability and support. The Company also manufactures and sells, under the Reuter name, self-powered oil centrifuges and laboratory centrifuges, which are sold by the Company's sales force to the OEM or end user, and to distributors.

         Throughout 1999, the Company continued to experience a decrease in sales for one of its blood centrifuge models to the Company's largest customer. Until August 1997, this product was being produced and shipped in large quantities to that customer. There can be no assurance that sales to the Company's largest customer will return to previous levels or that sales of other products will be sufficient to achieve positive cash flow or profitability. The Company's largest customer continues to order and take delivery of other products manufactured by the Company. The Company's efforts to attract high-tech custom product customers resulted in some increased sales in that sector in 2000. The Company's ability to continue as a going-concern is dependent on its ability to increase sales from current levels and maintain adequate margins on sales. To achieve that goal, the Company has acquired two small companies, one in November 2000 and one in February 2001, to increase sales. If the Company is unable to increase sales from current levels and generate positive cash flows from operations, it would be unable to meet its debt service requirements and may be forced to cease operations or may need to seek protection under U.S. bankruptcy laws. Due to the lower sales and the resulting impact on cash, the Company is exploring additional cash conservation and generation strategies. One strategy the Company is exploring is the sale and leaseback of its equipment and Company headquarters.

         On February 23, 2001, the Company acquired certain of the assets of Quickdraw Conveyor Systems, Inc. To fund the purchase, the Company borrowed $150,000 from Activar, Inc., one of the Company's shareholders, pursuant to a promissory note that is due on demand and bears interest at 10%. Mr. McNamara and Mr. Reissner are directors and officers of Activar, as well as directors and officers of the Company. The Company believes that the terms and conditions of the promissory note given to Activar are substantially the same as the terms and conditions on which the Company could have obtained credit from an unaffiliated third party.

RESULTS OF OPERATIONS

         The Company's net sales decreased by 6.4% in 2000 from 1999, compared to a decrease in net sales of 6.2% in 1999 from 1998. Net sales for 2000 from the medical, industrial, and trade name products were $7,445,254, $2,451,520 and $892,254 respectively, compared to $8,242,061, $2,350,267 and $910,273, respectively, for 1999. The majority of the sales decrease for 2000 as compared to 1999 was due to a reduction in sales to the Company's largest customer.

          Gross profit was 7.4% in 2000, compared to 4.9% in 1999. This increase in gross profit was partially due to better inventory management during 2000, which resulted in no inventory reserve increase in 2000. The Company had a $530,000 increase in its inventory reserve in 1999. In addition, the move to cellular manufacturing philosophies began to show improvements in 2000.

         Selling, general and administrative expenses were $1,921,373 or 17.8% of net sales in 2000, compared to $1,923,916 or 16.7% of net sales in 1999. The decrease in selling, general and administrative expenses of 0.1% is due primarily to increases in commission paid to independent sales representatives offset by decreases in bad debt expenses, which are a result of more careful scrutiny and more timely follow-up with customers regarding payments.

         In 2000, the Company had an operating loss of $1,123,856, compared to an operating loss of $1,365,458 in 1999. The decrease in operating loss in 2000 as compared to 1999 was the lack of increases in the inventory reserve, the use of cellular manufacturing philosophies and cost containment efforts.

         The Company had a net loss of $1,208,639 or $.21 per share in 2000, compared to a net loss of $2,144,573 or $.44 per share in 1999. The decrease in net loss resulted from the reasons stated above, in addition to the realization of income from trade debt restructuring of approximately $602,000.

         The Company recorded a net loss for 2000 and consequently did not record a provision for income taxes and, generally, does not pay regular income taxes because of the availability of its net operating loss carryforwards. The Company is, however, generally subject to alternative minimum tax under the Internal Revenue Code of 1986, as amended (the "Code"), because only 90% of the net operating loss carryforward is allowed as a deduction before arriving at the alternative minimum taxable income. Therefore, 10% of the Company's taxable income, of which there was none in 1999, is generally subject to the flat alternative minimum tax rate of 21%.

         The effect of inflation on the Company's results has not been significant.

         Liquidity and Capital Resources. At December 31, 2000, the Company had a working capital deficit of $5,084,317, compared to a working capital deficiency of $5,811,283 at December 31, 1999. The current ratio was .42 at December 31, 2000, compared to .31 at December 31, 1999. The decrease in the working capital deficit and the increase in the current ratio are primarily due to an increase in accounts receivable and a decrease in accounts payable.

         The Company's credit facilities with U.S. Bank National Association ("US Bancorp") consist of a revolving line of credit and three term notes. Although the line of credit is due December 1, 2002, US Bancorp had the right to demand payment at any time. In addition, although the term notes have scheduled repayment dates, the term notes may be due upon demand in the event that US Bancorp requires demand repayment under the credit facilities. The credit facilities agreement also includes a subjective material adverse change clause under which the borrowings could become due and payable. Accordingly, the Company has classified all of the amounts owing under the credit facilities at December 31, 2000 and 1999, as current liabilities.

         On October 10, 2000, the Company and US Bancorp entered into an Amended and Restated Credit Agreement, an Amended, Restated and Consolidated Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Financing Statement, a Security Agreement and an Amended and Restated Note in the principal amount of $6,725,000 (collectively, the "Credit Instruments"). The credit facilities available under the Credit Instruments consist of an asset-based line of credit with availability of up to $1,500,000 and three term notes of $2,800,000 ("Term Note A"), $1,100,000 ("Term Note B") and $1,325,000
("Term Note C"), respectively. The credit facilities are collateralized by substantially all the assets of the Company.

         Beginning November 1, 2000, the Company shall pay principal in the amount of $27,020 against Term Note A and on the first day of each month thereafter through September 1, 2005, with a final payment on October 1, 2005 in the amount of the entire remaining balance. Commencing on February 1, 2001, the Company shall pay principal in the amount of $36,500 on Term Note B and on the first day of each month thereafter through December 1, 2003 with a final payment on January 1, 2004 in the amount of the entire remaining balance. On November 1, 2000 and for each month thereafter, interest will be paid monthly on Term Notes A and B, in addition to the principal payments noted. Term Note C is due and payable in full on September 30, 2003. However, in the event that the line of credit, Term Loan A and Term Loan B are paid in full on or before September 30, 2003 or on October 1, 2003 the Company has fully complied with the terms of the Credit Instruments and no Default or Event of Default (as defined in the Credit Instruments) exists, Term Note C shall be forgiven.

         The Company had negative cash flow from operations of $1,649,382 for the year ended December 31, 2000, compared to negative cash flow from operations of $214,941 for the year ended December 31, 1999. The change in cash flow from operations for the year ended December 31, 2000 was due primarily to increases in accounts receivable, inventories and the non-cash gain realized on the trade debt restructuring.

         Net cash provided by investing activities was $1,459 for the year ended December 31, 2000 compared to net cash used in investing activities of $11,682 for the year ended December 31, 1999. The decrease in 2000 was due to a decrease in capital expenditures during the year consistent with overall planned cost containment efforts.

         Net cash provided by financing activities was $1,647,923 for the year ended December 31, 2000, compared to cash provided by financing activities of $47,248 for the year ended December 31, 1999. The increase in net cash provided by financing activities in 2000 was primarily due to an increase in borrowings under the Company's asset-based line of credit, completion of a private placement of stock and issuance of a note payable in connection with an acquisition of inventories and accounts receivable of another company. The Company also made principal payments of approximately $190,000 on other equipment debt.

         On October 10, 2000, the Company completed a private financing (the "Financing") pursuant to the terms of a Securities Purchase Agreement dated October 10, 2000 (the "Securities Purchase Agreement") by and among the Company, Activar, Inc., J.L. Reissner and M.J. Tate (Activar, Reissner and Tate, collectively, the "Investors"). Pursuant to the Securities Purchase Agreement, the Company sold to the Investors, and the Investors purchased from the Company, an aggregate of 3,500,000 shares of the Company's common stock, par value $.1875 per share ("Common Stock"), and an aggregate of 1,000,000 shares of the Company's Series A convertible Preferred Stock, par value $.01 per share ("Series A Preferred"), all at a purchase price of $.1777778 per share, for an aggregate purchase price of $800,000 (the Series A Preferred and Common Stock sold to the Investors, collectively, the "Shares"). Of the $800,000 total, Activar and Reissner purchased $700,000. The Shares were sold in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), and are "restricted securities" within the meaning of Securities Act.

         The Series A Preferred is convertible at any time, without the payment of any additional consideration, into such number of fully paid and nonassessable shares of Common Stock as is determined by dividing $.1777778 by the conversion price in effect at the time of any conversion and then multiplying such quotient by each share of Series A Preferred to be converted. The conversion price, initially $.1777778, is subject to adjustment for stock splits and other actions affecting the capital structure of the Company. The Series A Preferred generally votes with the Common Stock on matters submitted to the shareholders, with each share of Series A Preferred having that number of votes that is equal to the number of whole shares of Common Stock into which such share of Series A Preferred is then convertible. The Series A Preferred is entitled to 9% dividends in preference to any dividends paid on the Common Stock, but such 9% dividends are payable only if, as and when declared by the Company's board of directors.

         On December 22, 1998, the Company completed a $350,000 private placement of debentures with warrants. The Company then received an additional $50,000 under this placement in 1999. The proceeds were used to fund operating activities.

         Management anticipates making capital expenditures to support diversification and growth of the manufacturing operations. Near term, capital commitments for new manufacturing equipment total approximately $30,000. The Company anticipates obtaining sufficient amounts of capital for these requirements through bank financing and deferred payment terms.

         During December 1997, when the Company undertook a Phase I and Phase II environmental assessment of its manufacturing facility, soil boring and groundwater work indicated the presence of potentially hazardous substances and petroleum products within the soil and groundwater located beneath the site. The Company notified the applicable regulatory agency (the Minnesota Pollution Control Agency), and is working with that agency to resolve these issues. However, because the results are still preliminary, the Company is not able to assess whether it will ultimately be held liable for the presence of these substances at the site nor is the Company able to assess its financial exposure if it is found liable. Because of financial conditions, no environmental work was performed during fiscal 2000. As of December 31, 2000, $15,000 has been accrued for the cost of additional environmental work.

         Business Conditions. The Company incurred a net loss of $1,208,639 for the year ended December 31, 2000, and has a working capital deficit and stockholders' deficiency of $5,084,317 and $3,587,740, respectively, at December 31, 2000.

         Management's plans and objectives to improve the financial condition of the Company include the following:

      * Expand the volume of business in the factory automation segments of the market, most notably with their newly developed customer base - PRI Automation, Kollmorgan and MTI.

      * Expand the volume of business in factory automation and motion control with their acquired business units - factory conveyor systems and rare earth magnetics.

      * Reduce overhead by consolidating the operations of its acquired companies into the Company's facility located in Hopkins, Minnesota.

      * Renegotiate the Company's debt structure to substantially reduce its interest rates.

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

         Subsequent Event.

         Purchase Agreement. On February 23, 2001, the Company acquired certain of the assets of Quickdraw Conveyor Systems, Inc. To fund the purchase, the Company borrowed $150,000 from Activar, Inc., one of the Company's shareholders, pursuant to a promissory note that is due on demand and bears interest at 10%. Mr. McNamara and Mr. Reissner are directors and officers of Activar, as well as directors and officers of the Company. The Company believes that the terms and conditions of the promissory note given to Activar are substantially the same as the terms and conditions on which the Company could have obtained credit from an unaffiliated third party.

         Summary. The Company had a disappointing year in that it lost money again in 2000, but it did reduce its operating loss by $240,000 compared to 1999. This reduced operating loss in 2000 as compared to 1999 came on lower sales, which points to the fact that the cellular manufacturing philosophies started in 1999 are beginning to show results. The Company did begin to see that its investment in the high-tech spindle business pay off with increased sales in that area. Fiscal 2000 also saw the Company restructure its trade payables. This restructuring resulted in a reduction of over $600,000 in amounts due to its trade vendors. The Company's debt with US Bank National Association, its primary lender, was also restructured at lower interest rates. In addition, there was an equity investment through a private placement with certain investors. The Company completed two acquisitions, one in November 2000 and one in February 2001, which should provide the Company with the potential for increased sales. While none of these events by themselves assures the Company's return to profitability, the Company believes it has positioned itself to move towards profitability.

         Factors That May Affect Future Results.

         Dependence on Major Customer. The Company's largest customer accounted for 43.5% and 51.6% of net sales in 2000 and 1999, respectively. The Company's net sales in 2000 decreased $733,303, or 6.4%, from 1999, and sales were primarily affected by a reduction in scheduled shipments of one high volume product to this customer. The Company continues to sell and take orders of other products from this customer. Sales of a previously high volume product from the Company's largest customer began to increase again in mid-February 1999; however, no assurance can be given that sales of this product will resume to previous or expected levels. The Company has no production contracts with this customer and believes that further reductions in orders from this customer would have a material adverse effect on its future operating results.

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

ITEM 7. FINANCIAL STATEMENTS.

         The following Financial Statements and Report of Independent Accountants thereon are included herein (page numbers refer to pages in this Report):

                                                                            Page
                                                                            ----

Report of Independent Accountants........................................     23

Balance Sheets as of December 31, 2000 and 1999..........................     24

Statements of Operations for the years
ended December 31, 2000 and 1999.........................................     25

Statements of Stockholders' Equity for the years
ended December 31, 2000 and 1999.........................................     26

Statements of Cash Flows for the years ended
December 31, 2000 and 1999...............................................     27

Notes to the Financial Statements........................................  28-37

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         The information required by Item 304 of Regulation S-K regarding the change in the Company's accountants was previously filed as part of the Company's Current Report on Form 8-K filed on January 22, 2001.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         (a)      DIRECTORS OF THE REGISTRANT.

         NAME                         AGE               POSITION
         ----                         ---               --------

         R.F. McNamara............    67    Chairman of the Board and Director

         Michael J. Tate..........    61    Director, President, Chief Executive
                                            Officer and Chief Financial Officer

         J.L. Reissner............    60    Director and Secretary

         MR. MCNAMARA has served as Chairman of the Board and as a director of the Company since October 2000. Since 1978, Mr. McNamara has been the Owner of Activar, Inc., a holding company that owns sixteen manufacturing companies. Mr. McNamara is a director of various other companies including Rimage Corporation and Twin City Federal.

         MR. TATE has served as Chief Executive Officer, President and Chief Financial Officer of the Company and has been an employee director of the Company since April 20, 1998. During 1999, another individual was Chief Financial Officer until he resigned that position in December 1999 at which time Mr. Tate, again, became Chief Financial Officer. Previously, he served as Vice President/Chief Operating Officer of Minnesota Valley Engineering from August 1996 until joining the Company. Prior to 1996, Mr. Tate held other positions at Minnesota Valley Engineering, including Vice President/General Manager Industrial Business Unit from March 1993 to August 1996 and Vice President Finance/Treasurer from September 1989 to March 1993.

         MR. REISSNER has served as Secretary of the Company and as a director since October 2000. Mr. Reissner has been President of Activar, Inc., a holding company that owns sixteen manufacturing companies, since January 1996 and served as Chief Financial Officer of Activar from 1992 until becoming President. Mr. Reissner is a director of several other companies, including Rimage Corporation.

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

ITEM 10. EXECUTIVE COMPENSATION.

         (a)      SUMMARY OF CASH AND OTHER COMPENSATION

         The following table provides summary information concerning cash and non-cash compensation paid to or earned by the Company's Chief Executive Officer and executive officers of the Company, all of whom received or earned cash and non-cash salary and bonus of more than $100,000, for the fiscal year ended December 31, 2000.

                           SUMMARY COMPENSATION TABLE

                                                  ANNUAL            LONG-TERM
                                               COMPENSATION       COMPENSATION
                                               ------------       ------------

                                                                   SECURITIES
                                                                   UNDERLYING          ALL OTHER
      NAME AND PRINCIPAL POSITION            YEAR    SALARY($)     OPTIONS(#)      COMPENSATION ($)
----------------------------------------     ----    ---------    ------------     ----------------
Michael J. Tate ........................     2000    $153,856              0               0
   PRESIDENT, CHIEF EXECUTIVE OFFICER AND    1999    $146,153         50,000               0
   CHIEF FINANCIAL OFFICE                    1998     123,854         56,058               0
                                             1997           0              0               0

Brian A. Kempski .......................     2000    $116,708              0               0
   VICE - PRESIDENT, MARKETING AND SALE      1999    $ 97,203         75,000               0

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                      PRINCIPAL SHAREHOLDERS AND BENEFICIAL
                             OWNERSHIP OF MANAGEMENT

         The following table sets forth information known to us with respect to the beneficial ownership of each class of the Company's capital stock as of March 23, 2001 for (1) each person known by the Company to beneficially own more than 5% of any class of the Company's voting securities, (2) each of the executive officers named in the Summary Compensation Table under the heading "Executive Compensation and Other Benefits," (3) each of the Company's directors and (4) all of the Company's executive officers and directors as a group. Except as otherwise indicated, the Company believes that each of the beneficial owners of the Company's capital stock listed below, based on information provided by these owners, has sole investment and voting power with respect to its shares, subject to community property laws where applicable.

                                                                                            COMMON
                                                                  SERIES A PREFERRED       STOCK AND      PERCENT
                                         COMMON STOCK                   STOCK               COMMON       OF TOTAL
                                  ---------------------------   ----------------------       STOCK        VOTING
                                                                                          EQUIVALENTS      POWER
NAME                                  NUMBER         PERCENT      NUMBER      PERCENT         (1)            (2)
------------------------------    --------------    ---------   ----------   ---------    -----------    ----------
Perkins Capital Management
730 East Lake Street
Wayzata, MN  55391-1759            1,016,231 (3)      11.6%            0         --        1,016,231        10.4%

Activar, Inc.
7808 Creekridge Circle
Suite 200
Minneapolis, MN  55439             2,187,500 (4)      25.0%      625,000       62.5%       2,812,500        28.9%

R.F. McNamara
7808 Creekridge Circle
Suite 200
Minneapolis, MN  55439             2,187,500 (5)      25.0%      625,000       62.5%       2,812,500        28.9%

J.L. Reissner
7808 Creekridge Circle
Suite 200
Minneapolis, MN  55439             3,062,500 (6)      35.0%      875,000       87.5%       3,937,500        40.4%

Michael J. Tate
410 11th Avenue South
Hopkins, MN  55343                   677,345 (7)       7.6%      125,000       12.5%         802,345         8.1%

Brian A Kempski
410 11th Avenue South
Hopkins, MN  55343                    75,000 (8)       *               0        0.0%          75,000         *

All executive officers and
directors as a group
(4 persons)...................     3,814,845 (9)      42.5%    1,000,000      100.0%       4,814,845        48.3%

-----------------------
* less than 1%.


(1) As of March 23, 2001, unless otherwise noted, all of the shares shown are held by individuals or entities possessing sole voting and investment power with respect to such shares.

(2) Shares not outstanding but deemed beneficially owned by virtue of the right of a person or member of a group to acquire them within 60 days are treated as outstanding only when determining the amount and percent owned by such person or group.

(3) According to a Schedule 13G/A, dated February 28, 2001, as filed with the Securities and Exchange Commission, Perkins Capital Management, Inc. has sole voting power with respect to 457,500 of such shares, and sole dispositive power over all such shares. These shares include 50,000 shares of common stock that Mr. Perkins has the right to acquire within 60 days upon the exercise of a warrant.

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

(7) Includes 106,058 shares of common stock and 50,000 shares of common stock that Mr. Tate has the right to acquire within 60 days upon the exercise of options and warrants.

(8) Consists of 75,000 shares of common stock that Mr. Kempski has the right to acquire within 60 days upon the exercise of options.

(9) Includes an aggregate of 181,058 shares of common stock and 50,000 shares of common stock that executive officers and directors have the right to acquire within 60 days upon the exercise of options and warrants.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

           Mike Tate, President, Chief Executive Officer and Director, received 100,000 shares of restricted stock in lieu of $50,000 in salary compensation per a one year agreement ended May 31, 2000.

           On October 10, 2000, the Company completed a private financing (the "Financing") pursuant to the terms of a Securities Purchase Agreement dated October 10, 2000 (the "Securities Purchase Agreement") by and among the Company, Activar, Inc., J.L. Reissner and M.J. Tate (Activar, Reissner and Tate, collectively the "Investors"). Pursuant to the Securities Purchase Agreement, the Company sold to the Investors, and the Investors purchased from the Company, an aggregate of 3,500,000 shares of the Company's common stock, par value $.1875 per share, and an aggregate of 1,000,000 shares of the Company's Series A Convertible Preferred Stock, par value $.01 per share, all at a purchase price of $.1777778 per share, for an aggregate purchase price of $800,000. Of the $800,000 total, Activar and Reissner purchased $700,000.

           On December 1, 2000, the Company acquired certain of the assets of Magstar Technologies, Inc. To fund the purchase, the Company issued to Activar a three-year 8% promissory note in the principal amount of $363,587. Activar, Inc., one of the Company's shareholders, is also a

           Magstar shareholder, and Mr. McNamara is a director and officer of Activar, Magstar and the Company. The Company believes that the terms and conditions of the promissory note given to Activar, as well as the Asset Purchase agreement between the Company and Magstar, are substantially the same as the terms and conditions on which the Company could have obtained similar assets from an unaffiliated third party.

           On February 23, 2001, the Company acquired certain of the assets of Quickdraw Conveyor Systems, Inc. To fund the purchase, the Company borrowed $150,000 from Activar, Inc., one of the Company's shareholders, pursuant to a promissory note that is due on demand and bears interest at 10%. Mr. McNamara and Mr. Reissner are directors and officers of Activar, as well as directors and officers of the Company. The Company believes that the terms and conditions of the promissory note given to Activar are substantially the same as the terms and conditions on which the Company could have obtained credit from an unaffiliated third party.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      EXHIBITS

         The exhibits to this Report are listed in the Exhibit Index on pages 38 to 41 of this Report.

         A copy of any of the exhibits listed or referred to above will be furnished at a reasonable cost to any person who was a shareholder of the Company as of March 23, 2001, upon receipt from any such person of a written request for any such exhibit. Such request should be sent to Reuter Manufacturing, Inc., 410 Eleventh Avenue South, Hopkins, Minnesota 55343,
Attention: Investor Relations.

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

         (4)      1991 Non-Employee Director Stock Option Plan

         (5) Summary of options granted under 1991 Non-Employee Director Stock Option Plan

         (6)      1991 Stock Option Plan, as amended

         (7)      Summary of Options granted under 1991 Stock Option Plan

         (8) Independent Contractor Agreement dated as of May 16, 1991, between Taylor Consultants, Inc. and the Company

         (9) Independent Contractor Agreement dated as of November 2, 1992, between Taylor Consultants, Inc. and the Company

         (10)     1998 Non-Employee Director Stock Option Plan

         (b)      REPORTS ON FORM 8-K

         The Company filed a Report on Form 8-K on October 24, 2000, relating to the financing and the restructuring of the Company's credit facilities.

         The Company filed a Report on Form 8-K on January 22, 2001, relating to the Company's change in its certifying accountant.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 30, 2001                  REUTER MANUFACTURING, INC.


                                       By: /s/ Michael J. Tate
                                           -------------------------------------
                                           Michael J. Tate, President, Chief
                                           Executive Officer and Chief Financial
                                           Officer

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below on March 30, 2001by the following persons on behalf of the Registrant and in the capacities indicated.


Signature                        Title
---------                        -----

/s/ R.F. McNamara                Chairman of the Board and Director
----------------------------
R.F. McNamara

/s/ Michael J. Tate              President, Chief Executive Officer and Director
----------------------------     (principal executive and financial officer)
Michael J. Tate

/s/ J.L. Reissner                Director and Secretary
----------------------------
J.L. Reissner

REUTER MANUFACTURING, INC.

REPORT ON AUDITS OF FINANCIAL STATEMENTS FOR THE
YEARS ENDED DECEMBER 31, 2000 AND 1999

                          INDEPENDENT AUDITORS' REPORT

Stockholders and Board of Directors
Reuter Manufacturing, Inc.
Hopkins, Minnesota

We have audited the accompanying balance sheet of Reuter Manufacturing, Inc. as of December 31, 2000 and the related statements of operations and stockholders' deficiency and cash flows for the year then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Reuter Manufacturing, Inc. for the year ended December 31, 1999 were audited by other auditors whose report dated December 13, 2000 expressed an unqualified opinion on those statements with an explanatory paragraph describing the Company's recurring net losses and significant working capital deficit and stockholders' deficiency.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Reuter Manufacturing, Inc. as of December 31, 2000 and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and its total liabilities exceed its total assets. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                        /s/ Virchow, Krause & Company, LLP

                                        Virchow, Krause & Company, LLP


March 7, 2001

REUTER MANUFACTURING, INC.
BALANCE SHEETS
AT DECEMBER 31, 2000 AND 1999

-------------------------------------------------------------------------------------------------------------

                                    ASSETS                                          2000             1999
Current assets:
    Cash                                                                        $        500     $        500
    Accounts receivable, net                                                       1,814,791        1,288,036
    Inventories                                                                    1,898,086        1,287,951
    Other current assets                                                              38,414            9,500
                                                                                ------------     ------------

      Total current assets                                                         3,751,791        2,585,987

Property, plant and equipment, net                                                 2,820,048        3,402,734
                                                                                ------------     ------------

      Total assets                                                              $  6,571,839     $  5,988,721
                                                                                ============     ============

                  LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
    Current maturities of senior debt                                           $  6,643,960     $  5,136,094
    Current maturities of subordinated debt                                          405,270          644,216
    Payable to related party                                                          55,000               --
    Book overdraft                                                                   106,502          431,619
    Accounts payable                                                                 513,434        1,484,191
    Accrued expenses                                                               1,111,942          701,150
                                                                                ------------     ------------

      Total current liabilities                                                    8,836,108        8,397,270

Subordinated debt, less current maturities                                           675,426          789,155
Note payable - related party                                                         376,693               --
Long-term accounts payable                                                           242,972               --
Other liabilities                                                                     28,380           38,345
                                                                                ------------     ------------

      Total liabilities                                                           10,159,579        9,224,770
                                                                                ------------     ------------

Commitments and contingencies

Stockholders' deficiency:
    Series A preferred stock, par value $.01 per share, authorized 1,000,000
        shares, 1,000,000 issued                                                      10,000               --
    Common stock, par value $.1875 per share, authorized 9,000,000 shares, issued and outstanding 8,740,173 and 4,999,385
        shares in 2000 and 1999, respectively                                      1,638,782          937,385
    Additional paid-in capital                                                    17,996,479       17,871,759
    Unearned compensation                                                                 --          (20,831)
    Accumulated deficit                                                          (23,233,001)     (22,024,362)
                                                                                ------------     ------------

      Total stockholders' deficiency                                              (3,587,740)      (3,236,049)
                                                                                ------------     ------------

      Total liabilities and stockholders' deficiency                            $  6,571,839     $  5,988,721
                                                                                ============     ============


    The accompanying notes are an integral part of the financial statements.

REUTER MANUFACTURING, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

---------------------------------------------------------------------------------------------

                                                                    2000             1999
Net sales                                                       $ 10,769,298     $ 11,502,601
Cost of sales                                                      9,971,781       10,944,143
                                                                ------------     ------------

      Gross profit                                                   797,517          558,458

Selling, general and administrative expenses                       1,921,373        1,923,916
                                                                ------------     ------------

      Operating loss                                              (1,123,856)      (1,365,458)
                                                                ------------     ------------

Other income (expense)
    Interest expense                                                (779,379)        (780,239)
    Other, net                                                        92,810            1,124
                                                                ------------     ------------

      Total other expense, net                                      (686,569)        (779,115)
                                                                ------------     ------------

Loss before extraordinary item                                    (1,810,425)      (2,144,573)
    Extraordinary item, income from trade debt restructuring         601,786               --
                                                                ------------     ------------
Net loss                                                        $ (1,208,639)    $ (2,144,573)
                                                                ============     ============

Loss per share - basic and diluted:
    Loss before extraordinary item                                     (0.31)           (0.44)
    Extraordinary item                                                  0.10               --
    Net loss                                                           (0.21)           (0.44)
                                                                ============     ============

Weighted average shares outstanding                                5,847,706        4,899,147
                                                                ============     ============


    The accompanying notes are an integral part of the financial statements.

REUTER MANUFACTURING, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

----------------------------------------------------------------------------------------------------------------------------

                           SERIES APREFERRED STOCK       COMMON STOCK        ADDITIONAL
                                          PAR                       PAR        PAID-IN       UNEARNED    ACCUMULATED
                             SHARES      VALUE        SHARES       VALUE       CAPITAL     COMPENSATION     DEFICIT        TOTAL
Balances, December 31,
  1998                            --  $        --    4,898,885  $   918,541  $17,832,113   $        --   $(19,879,789)  $(1,129,135)

Exercise of stock options                                  500           94          116                                        210

Issuance of warrants                                                               8,280                                      8,280

Issuance of restricted
  stock                                                100,000       18,750       31,250       (50,000)                          --

Amortization of deferred
  compensation                                                                                  29,169                       29,169

Net loss                                                                                                   (2,144,573)   (2,144,573)
                         -----------  -----------   ----------  -----------  -----------   -----------   ------------   -----------

Balances, December 31,
  1999                            --           --    4,999,385      937,385   17,871,759       (20,831)   (22,024,362)   (3,236,049)

Private placement of
  preferred and common
  stock                    1,000,000       10,000    3,500,000      656,250      133,750                                    800,000

Issuance of common stock                               240,788       45,147       (9,030)                                    36,117

Amortization of deferred
  compensation                                                                                  20,831                       20,831

Net loss                                                                                                   (1,208,639)   (1,208,639)
                         -----------  -----------   ----------  -----------  -----------   -----------   ------------   -----------

Balances, December 31,
  2000                     1,000,000  $    10,000    8,740,173  $ 1,638,782  $17,996,479   $        --   $(23,233,001)  $(3,587,740)
                         ===========  ===========    =========  ===========  ===========   ===========   ============   ===========


    The accompanying notes are an integral part of the financial statements.

REUTER MANUFACTURING, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

-------------------------------------------------------------------------------------------------

                                                                        2000            1999
Cash flows from operating activities:
    Net loss                                                       $ (1,208,639)    $ (2,144,573)
    Adjustments to reconcile net loss to net cash used in
        operating activities:
      Depreciation and amortization                                     600,408          776,625
      Gain from trade debt restructuring                               (601,786)              --
      Gain on sale of fixed assets                                       (4,110)              --
      Amortization of debt discount                                      22,080           22,080
      Deferred compensation                                              20,831           29,169
      Provision for uncollectible accounts receivable                        --          235,275
      Provision for writedown of inventories                                 --          530,000
      Changes in operating assets and liabilities:
        Accounts receivable                                            (325,208)         (90,588)
        Inventories                                                    (434,989)         209,089
        Other current assets                                            (28,914)          35,185
        Accounts payable                                                (89,882)         285,722
        Accrued expenses                                                410,792          (91,110)
        Other liabilities                                                (9,965)         (11,815)
                                                                   ------------     ------------

      Net cash used in operating activities                          (1,649,382)        (214,941)
                                                                   ------------     ------------

Cash flows from investing activities:
    Capital expenditures                                                 (2,651)         (11,682)
    Proceeds from the sale of fixed assets                                4,110               --
                                                                   ------------     ------------

      Net cash used in investing activities                               1,459          (11,682)
                                                                   ------------     ------------

Cash flows from financing activities:
    Proceeds from line of credit and senior debt                     12,877,439       11,442,058
    Repayments of line of credit and senior debt                    (11,569,573)     (11,916,369)
    Proceeds from private placement of stock                            800,000               --
    Proceeds of note payable - related party                             55,000               --
    Proceeds from subordinated debt                                          --          250,000
    Payments of subordinated debt                                      (189,826)        (160,270)
    Proceeds from exercise of stock options                                  --              210
    Increase (decrease) in book overdraft                              (325,117)         431,619
                                                                   ------------     ------------

      Net cash provided by financing activities                       1,647,923           47,248
                                                                   ------------     ------------

Net change in cash                                                           --         (179,375)

Cash, beginning of year                                                     500          179,875
                                                                   ------------     ------------

Cash, end of year                                                  $        500     $        500
                                                                   ============     ============

Supplemental disclosures of cash flow information:
    Cash paid for interest                                         $    657,333     $    781,490
    Noncash investing and financing activities:
      Purchase of equipment in exchange for notes payable                15,071          140,273

      Purchase of accounts receivable and inventories for notes
        payable                                                         376,693               --


    The accompanying notes are an integral part of the financial statements.

REUTER MANUFACTURING, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.     BUSINESS DESCRIPTION AND CONDITIONS

       BUSINESS DESCRIPTION
       Reuter Manufacturing, Inc. (the Company) is principally a contract manufacturer of precision-machined components, assemblies and devices for medical and industrial original equipment manufacturers (OEM). The Company manufactures close tolerance bearing-related assemblies for the medical device industry. The Company also manufactures self-powered oil centrifuges and laboratory centrifuges, which are sold by the Company's sales force to the OEM or end user, as well as to distributors.

       TROUBLED FINANCIAL CONDITION AND MANAGEMENT'S PLANS
       The Company has experienced a net loss of $1,208,639 for the year ended December 31, 2000, has a working capital deficit of $5,084,317 and stockholders' deficiency of $3,587,740 at December 31, 2000.

       As of March 7, 2001, management's plans and objectives to improve the financial condition of the Company are as follows:

       * Expand the volume of business in the factory automation segments of the market, most notably with their newly developed customer base - PRI Automation, Kollmorgan and MTI.

       * Expand the volume of business in factory automation and motion control with their acquired business units - factory conveyor systems and rare earth magnetics.

       * Reduce overhead by consolidating the operations of its acquired companies into the Company's facility located in Hopkins, Minnesota.

       * Renegotiate the Company's debt structure to substantially reduce their interest rates.

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

       INCOME TAXES
       The Company utilizes the asset and liability method of accounting for income taxes whereby deferred taxes are determined based on the temporary difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the sum of the tax currently payable and the change in the deferred tax assets and liabilities during the period.

       CARRYING VALUE OF FINANCIAL INSTRUMENTS
       The carrying value of the Company's financial instruments approximates fair value at December 31, 2000 and 1999.

       NET LOSS PER SHARE
       Basic loss per share is computed using the weighted average number of shares outstanding for the period. Diluted loss per share is computed using the weighted average number of shares outstanding per share adjusted for the incremental shares attributed to outstanding stock options under the Company's stock option plans and stock purchase warrants.

       Incremental shares attributable to the assumed exercise of stock options and stock purchase warrants for the year ended December 31, 2000 and 1999 were excluded from the computation of diluted earnings per share as their effect would be anti-dilutive.

       STOCK-BASED COMPENSATION
       In accordance with APB 25, the Company accounts for stock based compensation using the intrinsic value method. Accordingly, compensation costs for stock options granted to employees is measured at the excess, if any, of the fair value of the Company's stock at the measurement date over the amount the employee must pay to acquire the stock.

       USE OF ESTIMATES
       The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent

REUTER MANUFACTURING, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

       assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

       SELF-FUNDED EMPLOYEE MEDICAL BENEFITS
       The Company participates in a self-insured employee health insurance plan administered by an outside party. The Company is required to pay up to $25,000 of annual medical claims per participant. At December 31, 2000, the Company is required to pay up to approximately $337,000 in annual plan medical claims before its stop-loss insurance begins. The annual plan medical claims will vary depending upon the number of employees and their level of participation.

3.     SELECTED BALANCE SHEET INFORMATION

       ACCOUNTS RECEIVABLE, NET                       2000            1999

       Accounts receivable                       $  1,992,291    $  1,550,036
       Less allowance for doubtful accounts
         and sales returns                           (177,500)       (262,000)
                                                 ------------    ------------

                                                 $  1,814,791    $  1,288,036
                                                 ============    ============


       INVENTORIES, NET

       Raw materials and supplies                $  1,146,315    $    619,622
       Work-in-process                                909,771       1,403,329
       Less allowance for obsolete inventories       (158,000)       (735,000)
                                                 ------------    ------------

                                                 $  1,898,086    $  1,287,951
                                                 ============    ============


       PROPERTY, PLANT AND EQUIPMENT, NET

       Land and related improvements             $    206,995    $    206,995
       Buildings and building improvements          3,375,198       3,375,198
       Machinery and equipment                      8,029,482       8,026,821
       Equipment under capital leases               1,515,944       1,500,883
                                                 ------------    ------------

                                                   13,127,619      13,109,897
       Less accumulated depreciation               (9,514,588)     (9,131,346)
       Less accumulated amortization                 (792,983)       (575,817)
                                                 ------------    ------------

                                                 $  2,820,048    $  3,402,734
                                                 ============    ============


       ACCOUNTS PAYABLE
       In July 2000, the Company presented a settlement offer to its trade creditors. The settlement plan required certain trade creditors to reduce their amounts outstanding above $200 by 47% of the total amount owed to the creditor. The remaining 53% of their trade creditor balance above $200 would then be paid by the Company in 12 equal bi-monthly installments, which commenced on October 30, 2000. Trade creditors with balances less than or equal to $200 were paid in full.

       Approximately 62.4% of the trade creditors responded to the settlement offer and approximately $602,000 of trade creditor balances has been settled under the offer. Of the total settlement amount

REUTER MANUFACTURING, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

       of $602,000, approximately $331,000 relates to amounts outstanding at December 31, 1999. The Company recorded a gain of approximately $602,000 as a result of these trade creditor settlements in the fourth quarter of fiscal 2000. The Company is continuing to pursue additional settlements with the non-responding trade creditors.

4.     FINANCING ARRANGEMENTS

       Financing arrangements at December 31, 2000 and 1999, consisted of the following:


                                                                         2000          1999
Senior debt:
    Asset-based line of credit, payable to bank, due on demand
        The weighted average interest rate of asset-based line
        of credit borrowings was 10.13% and 10.56% for the years
        ended December 31, 2000 and 1999, respectively. (a)          $ 1,223,000    $ 2,764,927

    Term note, payable to bank. (a)                                           --      2,186,667
    Term note, payable to bank. (a)                                           --        184,500
    Term loan A, payable to bank. (a)                                  2,745,960             --
    Term loan B, payable to bank. (a)                                  1,100,000             --
    Term loan C, payable to bank. (a)                                  1,325,000             --
    Term note, payable to bank. (a)                                      250,000             --

Subordinated debt:
    Debentures payable (primarily due to the Company's
        key management and members of the Board of Directors),
        interest at 13%, payable monthly beginning March 1999;
        principal due December 2001                                      377,920        355,840

    Note payable due to an individual with interest at 12% per
        annum, due on January 19, 2000                                        --        200,000

    Note payable due to a related party for the purchase of
        inventories and accounts receivable of a company owned
        by a major shareholder of the Company. This note bears
        interest at 8% with all principal and interest payable
        in December 2003                                                 376,693             --

    Notes payable in monthly principal and interest installments, with interest ranging from 5.9% to 15.03%. Notes mature
        from March 2000 to December 2003, and are collateralized
        by equipment with an aggregate carrying value of
        approximately $725,000 at December 31, 2000. Certain of
        these notes payable agreements contain subjective material adverse change clauses under which the notes could become
        currently due and payable. Collateralized by certain
        equipment                                                        702,776        877,531
                                                                     -----------    -----------
Total debt                                                             8,101,349      6,569,465

Less senior debt                                                      (6,643,960)    (5,136,094)
Less current maturities of subordinated debt                            (405,270)      (644,216)
                                                                     -----------    -----------

Subordinated debt, less current maturities                           $ 1,052,119    $   789,155
                                                                     ===========    ===========

REUTER MANUFACTURING, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

(a) In October 2000, the Company entered into an amended and restated senior credit agreement. The credit facilities under the credit agreement consist of an asset-based line of credit with availability of up to $1,500,000, subject to a borrowing base limitation of 80% of the Company's eligible accounts receivable plus $250,000, and three term notes of $2,800,000 (Term Loan A), $1,100,000 (Term Loan B), and $1,325,000 (Term Loan C).

       The asset-based line of credit bears interest at the bank's reference rate and is payable in full in October 2002. Term Loan A bears interest at a fixed rate of 10% per year and is payable in monthly principal installments of $27,020 commencing November 2000, with a final balloon payment due in October 2005. Term Loan B bears interest at a fixed rate of 12%, with interest payable monthly commencing November 2000 through January 2001. Effective February 2001, Term Loan B is payable in monthly principal installments of $36,500 with a final balloon payment due in January 2004. On November 1, 2000 and for each month thereafter, interest will be paid monthly on Term Notes A and B, in addition to the principal payments noted. Term Loan C is non-interest bearing and is due and payable in full on September 2003. If the line of credit and Term Loan A and B are paid in full on or before September 2003, or if no event of default exists at October 1, 2003, then Term Loan C shall be forgiven.

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

       The senior debt obligations have scheduled maturity dates; however, their borrowings are due on demand; accordingly, they have been classified as current in the Company's December 31, 2000 and 1999, balance sheets.



The aggregate maturities of the subordinated debt at December 31, 2000 are as follows:

       2001                                                $ 404,963
       2002                                                  230,146
       2003                                                   67,667
       2004                                                       --
                                                           ---------

                                                           $ 702,776
                                                           =========

REUTER MANUFACTURING, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

5.     STOCKHOLDERS' EQUITY (DEFICIENCY)

       PRIVATE PLACEMENT
       In 2000, the Company completed a private placement with certain investors under which the Company sold 3,500,000 shares of the Company's common stock and 1,000,000 shares of the Company's Series A Convertible Preferred Stock valued at $.1777778 per share, for proceeds of approximately $800,000.

       The Series A Preferred is convertible at any time into shares of common stock as is determined by dividing $.1777778 by the conversion price in effect at the time of any conversion and multiplying such quotient by each share of Series A Preferred to be converted. At all meetings of the shareholders of the Company or in the case of any actions of shareholders in lieu of a meeting, each holder of Series A Preferred stock shall have that number of votes equal to the number of whole shares of Common Stock into which such holder's shares are then convertible. In the event of any liquidation, whether voluntary or involuntary, the assets of the Company available for distribution to its shareholders shall be distributed equally among the holders of the Common Stock and the Series A Preferred stock.

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

       STOCK OPTION PLANS
       The Company's Stock Option Plans (the Plans) provide for grants of stock options to employees and directors. The number of common shares available for grant pursuant to the Plans was 625,000 at December 31, 2000 and 1999, respectively. Options become exercisable over periods of up to four years from the date of grant and expire 10 years from the date of grant.

       The following summarizes all option activity under the Plans:

REUTER MANUFACTURING, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                                                      WEIGHTED
                                                                       AVERAGE
                                                         OPTIONS      EXERCISE
                                                       OUTSTANDING      PRICE
Balances, December 31, 1998                               407,917      $1.96

Cancelled                                                (187,214)     $1.71
Granted                                                    47,000      $0.46
Exercised                                                    (500)     $0.42
                                                       ----------

Balances, December 31, 1999                               267,203      $1.83

Cancelled                                                 (27,562)     $2.48
Granted                                                    10,000      $0.25
Exercised                                                      --
                                                       ----------

Balances, December 31, 2000                               249,641      $1.35
                                                       ==========

Options exercisable at December 31, 2000                  198,141      $1.43
                                                       ==========

       The following table summarizes information about fixed price stock options outstanding at December 31, 2000:

                                          OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                                      ---------------------------    ----------------------------
                                        WEIGHTED
                                         AVERAGE
                        OPTIONS         REMAINING       WEIGHTED          NUMBER        WEIGHTED
                      OUTSTANDING      CONTRACTUAL      AVERAGE       EXERCISABLE AT     AVERAGE
     RANGE OF         DECEMBER 31,        LIFE          EXERCISE       DECEMBER 31,      EXERCISE
 EXERCISE PRICES         2000           (MONTHS)         PRICE             2000           PRICE
$0.25 - $0.515625       174,000            94            $0.46           174,000          $0.46
$0.6250 - $0.9375        99,641            72            $0.81            49,641          $0.80
  $2.25 - $3.375         18,500            70            $2.44            17,000          $2.45
 $4.25 - $4.4375         30,000            44            $4.38            30,000          $4.38
$4.875 - $5.1875         27,500            60            $4.89            27,500          $4.89


       STOCK-BASED COMPENSATION
       Had compensation cost for the Plans been determined based on the fair value of options at the grant date for awards in 2000 and 1999, the Company's pro forma loss and net loss per share would have been as follows:

                                                      2000              1999
Net loss                                         $ (1,238,639)     $ (2,197,135)
                                                 ============      ============

Net loss per share                               $      (0.21)     $      (0.45)
                                                 ============      ============

REUTER MANUFACTURING, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

       The weighted average grant-date fair value of options granted during 2000 and 1999 was $.10 and $.49, respectively, which was determined using the Black-Scholes option pricing model with the following key assumptions:

             ASSUMPTIONS                                2000              1999

Risk free interest rates                                5.5%           4.9% - 5.9%
Volatility                                              600%              135%
Expected lives (months)                                  72                72

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

6.     INCOME TAXES

       The following table sets forth the components of the tax-effected deferred tax assets and liabilities at December 31, 2000 and 1999:

                                                           2000            1999
Net operating losses available for carryforward
      (expire 2004 to 2020)                           $ 13,500,000     $ 12,340,000
Accelerated depreciation for tax reporting purposes        (80,000)        (101,000)
Other future deductible temporary differences, net         100,000          335,000
                                                      ------------     ------------

Net deferred tax asset before valuation allowance       13,520,000       12,574,000

Valuation allowance                                    (13,520,000)     (12,574,000)
                                                      ------------     ------------

                                                      $         --     $         --
                                                      ============     ============

       The Company has established a valuation allowance for any tax benefits for which management believes, based on the relative weight of currently available evidence, that it is "more likely than not" that the related net deferred tax asset will not be realized. As a result, no tax benefit has been provided for the net loss incurred for the years ended December 31, 2000 and 1999, respectively.

       Under the Internal Revenue Code, certain stock transactions, including sales of stock and the granting of warrants to purchase stock, may limit the amount of net operating loss carryforwards that may be utilized on an annual basis to offset taxable income in future periods.

REUTER MANUFACTURING, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

       Reconciliation of the income tax computed at the federal statutory rate to the actual income tax provision is as follows:

                                                                    2000             1999
Benefit at federal statutory rate                              $  (380,000)     $  (729,000)

Limitation of net operating loss carryforward benefit              380,000          729,000
                                                               -----------      -----------

      Income tax provision                                     $        --      $        --
                                                               ===========      ===========

7.     EMPLOYEE BENEFIT PLANS

       All employees who are at least 21 years of age and have completed six months of service and have worked at least 1,000 hours are eligible to participate in the Company's 401(k) Retirement Savings Plan and Profit Sharing Plan. The Company may make 401(k) matching contributions and profit sharing contributions at the discretion of the Board of Directors. The Company did not provide for any 401(k) matching contributions and profit sharing contributions for the years ended December 31, 2000 and 1999.

8.     SIGNIFICANT CUSTOMER INFORMATION

       ACCOUNTS RECEIVABLE
       The Company performs ongoing credit evaluations of its customers and generally does not require collateral for the outstanding receivable balances.

       Two of the Company's customers accounted for the following percentage of net sales:

                                                   2000                        1999
                                          ---------------------       ---------------------
                                             Amount         %           Amount          %
Customer A                                $4,687,025      43.5%       $5,929,098      51.6%

Customer B                                 1,045,691       9.7%        1,113,807       9.7%

Customer C                                 1,082,097      10.0%


       Accounts receivable with these customers at December 31, 2000 and 1999 totaled $822,442 and $594,329, respectively. Inventories related to production in process according to these customers' specifications at December 31, 2000 and 1999, were $762,373 and $655,368, respectively.

9.     ENVIRONMENTAL CONTINGENCY

       During December 1997, when the Company undertook a Phase I and Phase II environmental assessment of its manufacturing facility, soil boring and groundwater work indicated the presence of potentially hazardous substances and petroleum products within the soil and groundwater located beneath the site. The Company notified the applicable regulatory agency (the Minnesota Pollution Control Agency), and is working with that agency to resolve these issues. However, because the results are still preliminary, the Company is not able to assess whether it will ultimately be held

REUTER MANUFACTURING, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

       liable for the presence of these substances at the site nor is the Company able to assess its financial exposure if it is found liable. Because of financial conditions, no environmental work was performed during fiscal 2000. As of December 31, 2000, $15,000 has been accrued for the cost of additional environmental work.

10.    FOURTH QUARTER OPERATING RESULTS

       As a result of the Company analyzing their inventories and performing the annual physical inventory, the Company identified several inventory items that were either slow moving or obsolete. Accordingly, the Company recorded a charge of $530,000 to operations in the fourth quarter of 1999.

11.    SUBSEQUENT EVENT

       PURCHASE AGREEMENT
       On February 23, 2001, the Company acquired certain of the assets of Quickdraw Conveyor Systems, Inc. To fund the purchase, the Company borrowed $150,000 from Activar, Inc., one of the Company's shareholders, pursuant to a promissory note that is due on demand and bears interest at 10%. Mr. McNamara and Mr. Reissner are directors and officers of Activar, as well as directors and officers of the Company. The Company believes that the terms and conditions of the promissory note given to Activar are substantially the same as the terms and conditions on which the Company could have obtained credit from an unaffiliated third party.

                           REUTER MANUFACTURING, INC.

                         EXHIBIT INDEX TO ANNUAL REPORT

                                 ON FORM 10-KSB

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000


Item No.   Item                              Method of Filing
--------   ----                              ----------------

3.1    Restated Articles of
       Incorporation, As amended............ Incorporated by reference to
                                             Exhibit 3.1 to the Company's Annual
                                             Report on Form 10-KSB for the year
                                             ended December 31, 1995 (File No.
                                             0-1561)

3.2    Amended Bylaws....................... Incorporated by reference to
                                             Exhibit 3.2 to the Company's Annual
                                             Report on Form 10-K for the year
                                             ended December 31, 1990 (File No.
                                             0-1561)

3.3    Certificate of Designation filed
       on October 12, 2000 by Reuter
       Manufacturing, Inc................... Incorporated by reference to
                                             Exhibit 10.3 to the Company's
                                             Current Report on Form 8-K, dated
                                             October 24, 2000 (File No. 0-1561)

4.1    Form of the Company's Common Stock
       Certificate.........................  Incorporated by reference to
                                             Exhibit 4.1 to the Company's Annual
                                             Report on Form 10-K for the year
                                             ended December 31, 1990 (File No.
                                             0-1561)

4.2    Voting Agreement, dated September
       12, 2000, by and among Reuter
       Manufacturing, Inc., certain
       shareholders and investors..........  Incorporated by reference to
                                             Exhibit 10.2 to the Company's
                                             Current Report on Form 8-K, dated
                                             October 24, 2000 (File No. 0-1561)

10.1   Incentive Stock Option Plan of
       Reuter, Inc., as amended effective
       December 17, 1987...................  Incorporated by reference to
                                             Exhibit 10(a) to the Company's
                                             Annual Report on Form 10-K for the
                                             year ended December 31, 1987 (File
                                             No. 0-1561)

10.2   Directors Stock Option Plan of
       Reuter, Inc.........................  Incorporated by reference to
                                             Exhibit 10(c) to the Company's
                                             Annual Report on Form 10-K for the
                                             year ended December 31, 1987 (File
                                             No. 0-1561)

10.3   Summary of options granted under
       Directors Stock Option Plan.........  Incorporated by reference to
                                             Exhibit 10.4 to the Company's
                                             Annual Report on Form 10-KSB for
                                             the year ended December 31, 1994
                                             (File No. 0-1561)

Item No.   Item                              Method of Filing
--------   ----                              ----------------

10.4    1991 Non-Employee Director Stock
        Option Plan......................... Incorporated by reference to
                                             Exhibit 10.4 to the Company's
                                             Annual Report on Form 10-K for the
                                             year ended December 31, 1993 (File
                                             No. 0-1561)

10.5    Summary of options granted under
        1991 Non-Employee Director Stock
        Option Plan......................... Incorporated by reference to
                                             Exhibit 10.5 to the Company's
                                             Annual Report on Form 10-K for the
                                             year ended December 31, 1993 (File
                                             No. 0-1561)

10.6    1991 Stock Option Plan, as amended.. Incorporated by reference to
                                             Exhibit 10.6 to the Company's
                                             Annual Report on Form 10-KSB for
                                             the year ended December 31, 1995
                                             (File No. 0-1561)

10.7    Summary of Options granted Under
        1991 Stock Option Plan.............. Incorporated by reference to
                                             Exhibit 10.9 to the Company's
                                             Annual Report on Form 10-KSB for
                                             the year ended December 31, 1994
                                             (File No. 0-1561)

10.8    1997 Non-Employee Director Stock
        Option Plan......................... Incorporated by reference to
                                             Exhibit 10.8 to the Company's
                                             Annual Report on Form 10-KSB for
                                             the year ended December 31, 1997
                                             (File No. 0-1561)

10.9    Option Agreement between Edward E.
        Strickland and the Company.......... Incorporated by reference to
                                             Exhibit 10.10 to the Company's
                                             Annual Report on Form 10-K for the
                                             year ended December 31, 1991 (File
                                             No. 0-1561)

10.10   Consulting Agreement with Edward
        E. Strickland....................... Incorporated by reference to
                                             Exhibit 10.6 to the Company's
                                             Annual Report on Form 10-K for the
                                             year ended December 31, 1990 (File
                                             No. 0-1561)

10.11   Independent Contractor Agreement
        Dated as of November 2, 1992,
        Between Taylor Consultants, Inc.
        and the Company..................... Incorporated by reference to
                                             Exhibit 10.30 to the Company's
                                             Annual Report on Form 10-K for the
                                             year ended December 31, 1992 (File
                                             No. 0-1561)

Item No.   Item                              Method of Filing
--------   ----                              ----------------

10.12   Release and Termination Agreement,
        dated April 18, 1997, among Edward
        E. Strickland, James W. Taylor and
        the Company......................... Incorporated by reference to
                                             Exhibit 10.5 to the Company's
                                             Quarterly Report on Form 10-QSB,
                                             for the quarter ended March 31,
                                             1997 (File No. 0-1561)

10.13   Environmental and ADA
        Indemnification Agreement, dated
        December 3, 1997, between Reuter
        Manufacturing, Inc. and U.S. Bank
        National Association................ Incorporated by reference to
                                             Exhibit 10.7 to the Company's
                                             Current Report on Form 8-K, dated
                                             December 18, 1997 (File No. 0-1561)

10.14   Environmental Letter of
        Undertaking, dated December 3,
        1997, between Reuter
        Manufacturing, Inc. and U.S. Bank
        National Association................ Incorporated by reference to
                                             Exhibit 10.8 to the Company's
                                             Current Report on Form 8-K, dated
                                             December 18, 1997 (File No. 0-1561)

10.15   Securities Purchase Agreement,
        dated October 10, 2000, by and
        among Reuter Manufacturing, Inc.
        and certain Investors............... Incorporated by reference to
                                             Exhibit 10.1 to the Company's
                                             Current Report on Form 8-K, dated
                                             October 24, 2000 (File No. 0-1561)

10.16   Amended and Restated Credit
        Agreement, dated October 10, 2000,
        by and between Reuter
        Manufacturing, Inc. and U.S. Bank
        National Association................ Incorporated by referenced to
                                             Exhibit 10.4 to the Company's
                                             Current Report on Form 8-K, dated
                                             October 24, 2000 (File No. 0-1561)

10.17   Amended, Restated and Consolidated
        Mortgage, Security Agreement,
        Assignment of Leases and Rents and
        Fixture Financing Statement, dated
        October 10, 2000 by and between
        Reuter Manufacturing, Inc. and
        U.S. Bank National Association...... Incorporated by reference to
                                             Exhibit 10.5 to the Company's
                                             Current Report on Form 8-K, dated
                                             October 24, 2000 (File No. 0-1561)

10.18   Security Agreement, dated October
        10, 2000, by and between Reuter
        Manufacturing, Inc. and U.S. Bank
        National Association................ Incorporated by reference to
                                             Exhibit 10.6 to the Company's
                                             Current Report on Form 8-K, dated
                                             October 24, 2000 (File No. 0-1561)

Item No.   Item                              Method of Filing
--------   ----                              ----------------

10.19   $6,800,000 Amended and Restated
        Note, dated October 10, 2000,
        given by Reuter Manufacturing,
        Inc. to U.S. Bank National
        Association......................... Incorporated by reference to
                                             Exhibit 10.7 to the Company's
                                             Current Report on Form 8-K, dated
                                             October 24, 2000 (File No. 0-1561)

10.20   Asset Purchase Agreement,
        Promissory Note and Equipment
        Lease by and between Reuter
        Manufacturing, Inc. and Magstar
        Technologies, Inc. for the
        acquisition of certain assets at
        December 1, 2000.................... Filed herewith electronically

21.1    Subsidiaries of the Company......... Incorporated by reference to
                                             Exhibit 21.1 to the Company's
                                             Annual Report on Form 10-KSB, for
                                             the year ended December 31, 1996
                                             (File No. 0-1561)

23.1    Consent of Virchow, Krause &
        Company, LLP........................ Filed herewith electronically