Form 10QSB
period 2001-03-31
REUTER MANUFACTURING INC
filed 2001-05-22
CIK 83490

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2001

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from _____ to _____

                          Commission File Number 0-1561

                           REUTER MANUFACTURING, INC.
                           --------------------------
             (Exact name of registrant as specified in its charter)

          Minnesota                                      41-0780999
-------------------------------                       ----------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

410 - 11th Avenue South, Hopkins, Minnesota                55343
-------------------------------------------              ---------
(Address of principal executive offices)                (Zip Code)

                                  952/935-6921
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Check mark whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes _X_  No ___

As of May 21, 2001, there were 8,740,673 and 1,000,000 shares of the registrant's $.1875 and $.01 par value Common Stock and Preferred Stock, respectively, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

REUTER MANUFACTURING, INC.
BALANCE SHEETS

                                                                      March 31
                                                                        2001          December 31,
                                                                     (Unaudited)          2000
                                                                     ------------     ------------
                                     ASSETS
Current assets:
  Cash                                                               $        496     $        500
  Accounts receivable, net                                              1,992,675        1,814,791
  Inventories                                                           1,750,205        1,898,086
  Other current assets                                                     43,832           38,414
                                                                     ------------     ------------
     Total current assets                                               3,787,208        3,751,791

Property, plant and equipment, net                                      2,499,328        2,820,048
                                                                     ------------     ------------
     Total assets                                                    $  6,286,536     $  6,571,839
                                                                     ============     ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
  Current maturities of senior debt                                  $  5,330,271     $  6,643,960
  Current maturities of subordinated debt                                 473,930          405,270
  Payable to related party                                                 55,000           55,000
  Book overdraft                                                          134,262          106,502
  Accounts payable, trade                                                 785,272          513,434
  Accrued expenses                                                      1,229,391        1,111,942
  Deferred gain on equipment sale                                         348,137
                                                                     ------------     ------------
      Total current liabilities                                         8,356,263        8,836,108

Subordinated debt, less current maturities                                610,869          675,426
Note payable - related party                                              383,702          376,693
Long-term deferred gain on equipment sale                               1,019,950
Long-term accounts payable                                                242,972          242,972
Other liabilities                                                          25,468           28,380
                                                                     ------------     ------------
      Total liabilities                                                10,639,224       10,159,579
                                                                     ------------     ------------

Stockholders' deficiency:
  Preferred stock, par value $.01 per share, authorized 1,000,000
      shares; 1,000,000 issued                                             10,000           10,000
  Common stock, par value $.1875 per share;
      authorized 9,000,000 shares;  issued and outstanding
      8,740,673 and 8,740,173 shares at March 31, 2001
      and December 31, 2000, respectively                               1,638,876        1,638,782
  Additional paid-in capital                                           17,996,800       17,996,479
  Accumulated deficit                                                 (23,998,364)     (23,233,001)
                                                                     ------------     ------------
      Total stockholders' deficiency                                   (4,352,688)      (3,587,740)
                                                                     ------------     ------------
         Total liabilities and stockholders' deficiency              $  6,286,536     $  6,571,839
                                                                     ============     ============


    The accompanying notes are an integral part of the financial statements.

REUTER MANUFACTURING, INC.
STATEMENTS OF OPERATIONS

                                                             (Unaudited)
                                                     For the three months ended
                                                              March 31,
                                                        2001              2000
                                                    ------------     ------------
Net sales                                           $  2,884,704     $  3,114,220
Cost of sales                                          2,801,465        2,515,103
                                                    ------------     ------------
     Gross profit                                         83,239          599,117

Selling, general and administrative expenses             688,660          418,665
                                                    ------------     ------------
     Operating income (loss)                            (605,421)         180,452
                                                    ------------     ------------
Other (expense) income:
   Interest expense                                     (155,159)        (195,037)
   Other, net                                             (4,783)           9,348
                                                    ------------     ------------
     Total other expense, net                           (159,942)        (185,689)
                                                    ------------     ------------
       Net loss                                     $   (765,363)    $     (5,237)
                                                    ============     ============


     Net loss per share (basic and diluted)         $      (0.09)    $      (0.00)
                                                    ============     ============

Weighted average common shares outstanding
    (basic and diluted)                                8,740,273        4,899,385
                                                    ============     ============


    The accompanying notes are an integral part of the financial statements.

REUTER MANUFACTURING, INC.
STATEMENTS OF CASH FLOWS

                                                                               (Unaudited)
                                                                   For the three months ended March 31,
-------------------------------------------------------------------------------------------------------
                                                                             2001             2000
-------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net loss                                                               $   (765,363)    $     (5,237)
  Adjustments to reconcile net loss to net cash provided by
   (used in) operating activities:
  Depreciation                                                                134,326          157,080
  Accretion of debentures payable                                               5,520
  Provision for doubtful accounts                                              30,000
  Provision for write-down of inventories                                     (70,000)
  Changes in operating assets and liabilities:
    Receivables                                                              (207,884)        (198,011)
    Inventories                                                               217,881         (130,190)
    Other current assets                                                        1,557          (15,443)
    Accounts payable, trade                                                   271,838          409,822
    Accrued expenses                                                          117,450          117,240
    Other liabilities                                                          (2,912)          (2,610)
                                                                         ------------     ------------
Net cash provided by (used in) operating activities                          (267,587)         332,651
                                                                         ------------     ------------

Cash flows from investing activities:
  Additions to property, plant and equipment                                     (569)
  Proceeds from sale of fixed assets                                          338,501
                                                                         ------------     ------------
Net cash provided by (used in) investing activities                           337,932               --
                                                                         ------------     ------------

Cash flows from financing activities:
  Repayment of long-term equipment financing                                   (1,417)         (66,371)
  Proceeds from asset-based line of credit and term obligations, bank       3,090,560        3,015,157
  Repayment of asset-based line of credit                                  (3,377,249)      (2,934,228)
  Proceeds from note payable - related party                                  189,582
  Proceeds from private placement of debentures                                                  5,520
  Proceeds from exercise of stock options                                         415           12,501
                                                                         ------------     ------------
Net cash provided by (used in ) financing activities                          (98,109)          32,579
                                                                         ------------     ------------

Net (decrease) increase in cash                                               (27,764)         365,230
Cash, beginning of year                                                      (106,002)        (431,119)
                                                                         ------------     ------------
Cash, end of period                                                      $   (133,766)    $    (65,889)
                                                                         ============     ============

Supplemental disclosures of cash flow information:
      Cash paid for interest                                             $    127,184     $    176,853
                                                                         ============     ============
Noncash investing and financing activities:
      Purchase of equipment in exchange for notes payable                $    357,460
                                                                         ============     ============
      Gain on the sale-leaseback of equipment                            $  1,368,087
                                                                         ============     ============


    The accompanying notes are an integral part of the financial statements.

                           Reuter Manufacturing, Inc.
                          Notes to Financial Statements
                                   (Unaudited)


1.       Financial Statements:

         The unaudited financial statements of Reuter Manufacturing, Inc. (the "Company") for the three month periods ended March 31, 2001 and 2000, reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position at March 31, 2001, and the results of operations and cash flows for the reported periods. The results of operations for any interim period are not necessarily indicative of results expected for the full year. The December 31, 2000, balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These unaudited interim financial statements should be read in conjunction with the financial statements and related notes for the year ended December 31, 2000, which are included in the Company's 2000 Annual Report on Form 10-KSB.

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

         The Company incurred a loss for the three months ended March 31, 2001 and 2000, and as a result, incremental shares attributable to the assumed exercise of stock options and warrants were excluded from the computation of diluted earnings per share, as the effect would be antidilutive.

2.       Significant Customer:

         The Company has certain customers that comprise a significant percentage of net sales as follows:

                                          (Unaudited)
                                  Net sales for the three months
                                         Ended March 31,
                                   2001                    2000
                                   ----                    ----
                             Amount       %          Amount       %

             Customer A     $708,400    24.6%     $1,325,593    42.6%

             Customer B      304,763    10.6%        390,957    12.6%

             Customer C         --        --         350,598    11.3%

         Accounts receivable credit concentrations associated with these customers totaled $597,837 at March 31, 2001. Inventory related to production in process according to customers' specifications for these customers at March 31, 2001, was $127,478.

3.       Asset-Based Line of Credit:

         In October 2000, the Company and its bank entered into an amended and restated senior credit agreement. The credit facilities under the credit agreement consist of an asset-based line of credit with availability of up to $1,500,000, subject to a borrowing base limitation of 80% of the Company's eligible accounts receivable plus $250,000, and three term notes of $2,800,000 ("Term Loan A"), $1,100,000 ("Term Loan B"), and $1,325,000 ("Term Loan C"). At March
         31, 2001, the Company had borrowed approximately $5,330,000 under its credit facilities.

         The asset-based line of credit bears interest at the bank's reference rate and is payable in full in October 2002. Term Loan A bears interest at a fixed rate of 10% per year and is payable in monthly principal installments of $27,020 commencing November 2000, with a final balloon payment due in October 2005. Term Loan B bears interest at a fixed rate of 12% with interest payable monthly commencing November 2000 through January 2001. Effective February 2001, Term Loan B is payable in monthly principal installments of $36,500 with a final balloon payment due in January 2004. On November 1, 2000 and for each month thereafter, interest will be paid monthly on Term Notes A and B, in addition to the principal payments noted. Term Loan C is non-interest bearing and is due and payable in full on September 2003. If the line of credit and Term Loans A and B are paid in full on or before September 2003, or if no event of default exists at October 1, 2003, then Term Loan C shall be forgiven.

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

         The senior debt obligations have scheduled maturity dates; however, their borrowings are due on demand; accordingly, they have been classified as current in the Company's March 31, 2001 and December 31, 2000 balance sheets.

         On March 21, 2001, the Company paid Term Loan B in full, in the principal amount of $1,027,000 plus accrued interest through proceeds from the sale of fixed assets to a related party (Note 5).

4.       Accounts Payable:

         In July 2000, the Company presented a settlement offer to trade creditors. The settlement plan required certain trade creditors to reduce their amounts outstanding above $200 by 47% of the total amount owed to the creditor. The remaining 53% of their trade creditor balance above $200 would then be paid by the Company in 12 equal bi-monthly installments, which commenced on October 30, 2000. Trade creditors with balances less than or equal to $200 were paid in full.

         Approximately 62.4% of the trade creditors responded to the settlement offer and approximately $602,000 of trade creditor balances have been settled under the offer. Of the total settlement amount of $602,000, approximately $331,000 relates to amounts outstanding at December 31, 1999. The Company recorded a gain of approximately $602,000 as a result of these trade creditor settlements in the fourth quarter of fiscal 2000. The Company is continuing to pursue settlements with the non-responding trade creditors.

5.       Related Party Transaction

         On February 23, 2001, the Company acquired certain of the assets of Quickdraw Conveyor Systems, Inc. To fund the purchase, the Company borrowed $150,000 from Activar Inc., which is a major shareholder of the Company, pursuant to a promissory note that is due on demand and bears interest at 10%. The Company believes that the terms and conditions of the promissory note given to Activar are substantially the same as the terms and conditions on which the Company could have obtained credit from an unaffiliated third party.

         On March 21, 2001, the Company entered into two Master Equipment Lease Agreements with Activar Properties, Inc. ("Lessor"), which is owned by a major shareholder of the

         Company. Under these agreements, the Company has leased two sets of equipment for terms of 61 months and 25 months, respectively, for monthly payments of $30,279 and $17,399, respectively. The Lessor has assigned its rights under these leases to its bank. The Company believes that the terms and conditions of these agreements are substantially the same as the terms and conditions on which it could have leased similar equipment from an unaffiliated third party.

         Proceeds from the sale were used to payoff Term Note B in the principal amount of $1,027,000 plus accrued interest due to the bank (Note 3) and payoff of $540,034 owed to Activar, Inc. for equipment purchases.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

GENERAL

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

         The Company also manufactures products under its own trade names in two principal areas. The company produces Envi-ro-fuge 2000(R) self-powered oil centrifuges for stationary and mobile internal combustion engines. The Company also sells a limited line of full flow oil filters as a complement to the oil centrifuges. The Company's other principal trade name manufacturing products are Reuter/Sollami(R) rotary vane actuators, hydraulic and pneumatic, which are used to impart motion in diverse industrial and special applications. The Company's trade name manufacturing business requires substantial design and development engineering input.

         On February 23, 2001, the Company acquired certain of the assets of Quickdraw Conveyor Systems, Inc. To fund the purchase, the Company borrowed $150,000 from Activar, Inc., which is a major shareholder of the Company, pursuant to a promissory note that is due on demand and bears interest at 10%. The Company believes that the terms and conditions of the promissory note given to Activar are substantially the same as the terms and conditions on which the Company could have obtained credit from an unaffiliated third party.

         On March 21, 2001, the Company entered into two Master Equipment Lease Agreements with Activar Properties, Inc. ("Lessor"), which is owned by a major shareholder of the Company. Under these agreements, the Company has leased two sets of equipment for terms of 61 months and

25 months, respectively, for monthly payments of $30,279 and $17,399, respectively. The Lessor has assigned its rights under these leases to its bank. The Company believes that the terms and conditions of these agreements are substantially the same as the terms and conditions on which it could have leased similar equipment from an unaffiliated third party.

         Proceeds from the sale were used to payoff Term Note B in the principal amount of $1,027,000 plus accrued interest due to the bank (Note 3) and payoff of $540,034 owed to Activar, Inc. for equipment purchases.

RESULTS OF OPERATIONS

         The Company's net sales of $2,884,704 for the first quarter ended March 31, 2001 decreased by approximately 7.4% or $229,516 from $3,114,220 for the same period in 2000. The decrease in net sales for the first quarter of 2001 compared to the same quarter for 2000 was due primarily to decreased sales for the medical and proprietary products offset by increased sales for the industrial products. However, the increases in the industrial product line were not enough to offset the decreases in the other two lines. Net sales from medical, industrial, and proprietary products were $1,413,974, $1,357,384, and $113,346, respectively, for the first quarter ended March 31, 2001, compared to $2,220,512, $563,390, and $327,119, respectively, for the comparable period in 2000. Sales to the Company's largest medical product customer were $708,400 or 24.6% of net sales for the first quarter of 2001 compared to $1,325,593 or 42.6% of net sales for the same period in 2000.

         Gross profit was 2.9% in the first quarter of 2001, compared to 19.2% for the same period in 2000. The decrease in gross profit for the first quarter was due primarily to shorter run prototype jobs and more complex first time production jobs, which resulted in significantly increased materials and labor costs.

         Selling, general and administrative expenses were $688,660 or 23.9% of net sales for the first quarter of 2001, compared to $418,665 or 13.4% of net sales for the same period in 2000. The increase for the quarter ended March 31, 2001 in selling, general and administrative expenses of $269,995, from the comparable quarter in 2000 is due to increases in number of employees from the two acquisitions thereby increasing salaries, advertising, rent and payroll taxes.

         In the first quarter of 2001, the Company had an operating loss of $605,421, compared to an operating income of $180,452 in the same period of 2000. The decrease in the operating income for the first quarter of 2001 compared to 2000 was due primarily to lower sales especially from the Company's largest customers and short run prototype or first time complex jobs, which resulted in higher material and labor costs.

         Other expenses, net, decreased $25,747 for the first quarter of 2001 compared to the same period in 2000. The decrease for the first quarter of 2001 compared to 2000 was due to decreased interest expense of approximately $40,000 due to negotiated lower interest rates under the asset-based financing offset by increased bad debt provision.

         The Company incurred a net loss during the first quarter of 2001 and 2000, and consequently did not record a provision for income taxes for these periods. The Company generally does not pay regular income taxes because of the availability of its net operating loss carryforwards. The Company is, however, generally subject to the alternative minimum tax under the Internal Revenue Code of 1986, as amended (the "Code"), because only 90% of the net operating loss carryforward is allowed as a deduction before arriving at the alternative minimum taxable income. Therefore, 10% of the Company's taxable income is generally subject to the flat alternative minimum tax rate of 21%. Because the Company did not generate taxable income during the first quarter of 2001 and 2000, no provision for income taxes was recorded.

         The effect of inflation on the Company's results has not been significant.

         The net loss for the first quarter of 2001 was $765,363 or $0.09 per basic and diluted share, compared to a net loss of $5,237 or $0.00 per basic and diluted share for the first quarter of 2000. The net loss for the three month period ended March 31, 2001 compared to the same period in 2000 was due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2001, the Company had a working capital deficiency of $4,569,055, compared to a working capital deficiency of $5,084,317 at December 31, 2000. The current ratio was .45 at March 31, 2001 and .42 at December 31, 2000. The decrease in the working capital deficiency is principally due to positive effects from the two acquisitions and the restructuring of certain senior debt related to the Company's equipment. Although the term notes under the Company's asset-based line of credit have scheduled repayment dates, the term notes may be due upon demand in the event that the asset-based lender demands repayment. Accordingly, the Company has classified all of the amounts owing under the credit facilities at March 31, 2001 and December 31, 2000, as current liabilities. The credit facilities agreement includes a subjective material adverse change clause under which the borrowings could become due and payable.

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

         The asset-based line of credit bears interest at the US Bank National Association's reference rate and is payable in full in October 2002. Term Note A bears interest at a fixed rate of 10% per year and is payable in monthly principal installments of $27,020 commencing

November 2000, with a final balloon payment due in October 2005. Term Note B bears interest at a fixed rate of 12%, with interest payable monthly commencing November 2000 through January 2001. Effective February 2001, Term Note B is payable in monthly principal installments of $36,500 with a final balloon payment due in January 2004. On November 1, 2000 and for each month thereafter, interest will be paid monthly on Term Notes A and B, in addition to the principal payments noted. Term Note C is non-interest bearing and is due and payable in full on September 2003. If the line of credit and Term Notes A and B are paid in full on or before September 2003, or if no event of default exists at October 1, 2003, then Term Note C shall be forgiven.

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

         The senior debt obligations have scheduled maturity dates; however, their borrowings are due on demand; accordingly, they have been classified as current in the Company's March 31, 2001 and December 31, 2000 balance sheets.

         On March 21, 2001, the Company paid Term Loan B in full in the principal amount of $1,027,000 plus accrued interest through proceeds from the sale of fixed assets to a related party (Note 5).

         Net cash used in operating activities was $267,587 for the three months ended March 31, 2001, compared to net cash provided by operating activities of $332,651 for the comparable period in 2000. The decrease in cash flows from operating activities for the three months ended March 31, 2001, from the comparable period in 2000 was due primarily to an increased net loss. The increased net loss resulted from a continued emphasis during the first quarter on prototype sales and complex first-time production jobs, which resulted in higher labor and material costs. The Company's ability to meet its continuing cash flow requirements in the future is dependent on achieving adequate sales and margins from its manufacturing operations.

         Net cash provided by investing activities of $337,932 for the three month period ended March 31, 2001, compared to no cash used in investing activities for the same period in 2000. The increase was due to the sale and leaseback of most of the Company's equipment.

         Net cash used in financing activities was $98,109 for the three month period ended March 31, 2001, compared to cash provided by financing activities of $32,579 for the same period in 2000. The change was primarily due to increased payments of the Company's asset-based line of credit offset by a note payable from a related party. As of March 31, 2001, the Company had borrowed approximately $5,330,000 under the credit facilities.

         The total liability relating to the debentures issued in 1998 and 1999 was $383,440 as of March 31, 2001. These debentures are due on December 31, 2001, although the Company has the right to prepay the debentures before this time. The proceeds were used to fund operating activities.

TROUBLED FINANCIAL CONDITION AND MANAGEMENT'S PLANS

         The Company incurred a net loss of $765,363 for the three months ended March 31, 2001 and has working capital and stockholders' deficiencies of $4,569,055 and $4,352,688, respectively, at March 31, 2001.

As of May 21, 2001, management's plans and objectives to improve the financial condition of the Company are as follows:

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

* Secure additional working capital through the sale-leaseback of the Company's facility located in Hopkins, Minnesota.

* Renegotiate the Company's secured, equipment debt structure to substantially reduce their interest rates.

* Control costs and expenses commensurate with the Company's current sales levels in an effort to generate cash flows from operations.

         There can be no assurance that management will be able to accomplish all of the above plans and objectives or achieve the necessary improvements in its cash flows and financial position to meet its obligations as they become due. Nor can there be any assurance that the Company's financial performance will improve if the above strategy is implemented.

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



SUMMARY

         The Company had a disappointing first three months of 2001. Although sales have decreased in the first three months compared to the same period in 2000, as they have in many manufacturing companies, the Company continues to have a strong sales backlog and anticipates sales improvements to begin in the third quarter. The Company continues to take steps to control its operating expenses and reduce its overhead. With the two recent acquisitions, the Company feels that it is adding new product lines, which will help the Company diversify its customer base. The Company has completed a sale and leaseback of most of its equipment with Activar Properties, a related company and a major stockholder, resulting in a gain of approximately $1.3 million which will be recognized over the terms of the operating leases associated with the sale-leaseback. The Company continues to negotiate with its other secured equipment vendors to restructure its leases. There can be no assurance that these actions and future actions, if necessary, will be sufficient for the Company to meet its continuing cash flow requirements in the future.

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

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports

(a) Exhibits.

         The exhibits to this Report are listed in the Exhibit Index on page 16 of this Report.

(b)      Reports on Form 8-K.

         The Company filed a Report on Form 8-K on January 22, 2001, relating to the Company's change in its certifying accountant.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 REUTER MANUFACTURING, INC.
                                 --------------------------
                                 (Registrant)




Date:  May 21, 2001              By: /s/ R.F. McNamara
       ----------------              -----------------
                                     R.F. McNamara
                                     Chairman of the Board and Director


Date:  May 21, 2001              By: /s/ Michael J. Tate
       ----------------              -------------------
                                     Michael J. Tate
                                     President and Chief Executive Officer and
                                     Director (principal executive and financial
                                     officer)


Date:  May 21, 2001              By: /s/ J.L. Reissner
       ----------------              -----------------
                                     J.L. Reissner
                                     Director and Secretary

                           REUTER MANUFACTURING, INC.

                              EXHIBIT TO QUARTERLY
                              REPORT ON FORM 10-QSB
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001


Item No.   Item                                                 Method of Filing
--------   --------------                                       ----------------

10.21     Bill of Sale and two Master Equipment
          Leases, with attached exhibits and
          assignments, dated March 21, 2001
          related to the sale-leaseback of
          equipment between Reuter and Activar
          Properties, Inc......................... Filed herewith electronically

10.22     Promissory note between Reuter and
          Activar Properties, Inc. related to
          the purchase of Quickdraw Conveyor
          Systems, Inc. dated February 23, 2001... Filed herewith electronically