Form 10QSB
period 2001-06-30
REUTER MANUFACTURING INC
filed 2001-08-20
CIK 83490

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to ________

                          Commission File Number 0-1561

                           MAGSTAR TECHNOLOGIES, INC.
                           --------------------------
                       (f/k/a Reuter Manufacturing, Inc.)
             (Exact name of registrant as specified in its charter)

          Minnesota                                              41-0780999
          ---------                                              ----------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

410 - 11th Avenue South, Hopkins, Minnesota                         55343
-------------------------------------------                         -----
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

Yes _X_    No ___

As of August 20, 2001, there were 8,740,673 and 1,000,000 shares of the registrant's $.1875 and $.01 par value Common Stock and Preferred Stock, respectively, outstanding.

PART I. FINANCIAL INFORMATION
-----------------------------

ITEM 1. FINANCIAL STATEMENTS.
-----------------------------

MAGSTAR TECHNOLOGIES, INC.
BALANCE SHEETS

                                                                       June 30,
                                                                         2001         December 31,
                                                                     (Unaudited)          2000
                                                                     ------------     ------------
                                     ASSETS
Current assets:
  Cash                                                               $        500     $        500
  Accounts receivable, net                                              1,454,049        1,814,791
  Inventories                                                           1,674,654        1,898,086
  Other current assets                                                    114,165           38,414
                                                                     ------------     ------------

     Total current assets                                               3,243,368        3,751,791

Property, plant and equipment, net                                      2,194,591        2,820,048
                                                                     ------------     ------------

     Total assets                                                    $  5,437,959     $  6,571,839
                                                                     ============     ============

           LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
  Current maturities of senior debt                                  $  5,206,907     $  6,643,960
  Current maturities of subordinated debt                                 349,749          405,270
  Payable to related party                                                375,581           55,000
  Book overdraft                                                          152,985          106,502
  Accounts payable, trade                                                 890,732          513,434
  Accrued expenses                                                      1,150,146        1,111,942
  Deferred gain on equipment sale                                         348,137
                                                                     ------------     ------------

      Total current liabilities                                         8,474,237        8,836,108

Subordinated debt, less current maturities                                535,394          675,426
Note payable - related party                                            1,015,000          376,693
Long-term deferred gain on equipment sale                                 932,916
Long-term accounts payable                                                242,972          242,972
Other liabilities                                                          22,467           28,380
                                                                     ------------     ------------

      Total liabilities                                                11,222,986       10,159,579
                                                                     ------------     ------------

Stockholders' deficiency:
  Preferred stock, par value $.01 per share, authorized
      1,000,000 shares; 1,000,000 issued                                   10,000           10,000
  Common stock, par value $.1875 per share;
      authorized 9,000,000 shares;  issued and outstanding
      8,740,673 and 8,740,173 shares at June 30, 2001
      and December 31, 2000, respectively                               1,638,876        1,638,782
  Additional paid-in capital                                           17,996,800       17,996,479
  Accumulated deficit                                                 (25,430,703)     (23,233,001)
                                                                     ------------     ------------

     Total stockholders' deficiency                                    (5,785,027)      (3,587,740)
                                                                     ------------     ------------

         Total liabilities and stockholders' deficiency              $  5,437,959     $  6,571,839
                                                                     ============     ============

The accompanying notes are an integrated part of the financial statements.

MAGSTAR TECHNOLOGIES, INC.
STATEMENTS OF OPERATIONS


                                                        (Unaudited)                     (Unaudited)
                                                 For the three months ended      For the six months ended
                                                          June 30,                        June 30,
                                                    2001            2000            2001            2000
                                                -----------     -----------     -----------     ----------
Net sales                                       $ 2,232,444     $ 2,851,441     $ 5,117,148     $ 5,965,661
Cost of sales                                     2,842,643       2,521,554       5,644,108       5,036,657
                                                -----------     -----------     -----------     -----------

     Gross profit                                  (610,199)        329,887        (526,960)        929,004

Selling, general and administrative expenses        857,049         468,383       1,545,709         887,048
                                                -----------     -----------     -----------     -----------

      Operating income (loss)                    (1,467,248)       (138,496)     (2,072,669)         41,956
                                                -----------     -----------     -----------     -----------

Other (expense) income:
   Interest expense                                (118,305)       (190,133)       (273,464)       (385,170)
   Other, net                                       153,214          11,600         148,431          20,948
                                                -----------     -----------     -----------     -----------

      Total other expense, net                       34,909        (178,533)       (125,033)       (364,222)
                                                -----------     -----------     -----------     -----------

         Net loss                               $(1,432,339)    $  (317,029)    $(2,197,702)    $  (322,266)
                                                ===========     ===========     ===========     ===========


      Net loss per share (basic and diluted)    $     (0.16)    $     (0.06)    $     (0.25)    $     (0.07)
                                                ===========     ===========     ===========     ===========


Weighted average common shares outstanding
     (basic and diluted)                          8,740,673       4,899,385       8,740,474       4,899,385
                                                ===========     ===========     ===========     ===========

The accompanying notes are an integrated part of the financial statements.

MAGSTAR TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS


                                                                                  (Unaudited)
                                                                              For the six months
                                                                                ended June 30,
-----------------------------------------------------------------------------------------------------
                                                                             2001            2000
-----------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net loss                                                               $(2,197,702)    $  (322,266)
  Adjustments to reconcile net loss to net cash provided by
   (used in) operating activities:
  Depreciation                                                               229,026         306,930
  Accretion of debentures payable                                             11,040
  Gain on sale of assets                                                    (111,239)
  Provision for write-down of inventories                                    (10,000)
  Changes in operating assets and liabilities:
    Receivables                                                              360,742        (106,188)
    Inventories                                                              233,432          19,272
    Other current assets                                                     (68,776)        (15,500)
    Accounts payable, trade                                                  377,298         130,441
    Accrued expenses                                                          56,271         113,109
    Other liabilities                                                         (5,913)         (5,300)
                                                                         -----------     -----------

Net cash provided by (used in) operating activities                       (1,125,821)        120,498
                                                                         -----------     -----------

Cash flows from investing activities:
  Additions to property, plant and equipment                                    (569)
  Proceeds from sale of fixed assets                                         538,501
                                                                         -----------     -----------

Net cash provided by (used in) investing activities                          537,932              --
                                                                         -----------     -----------

Cash flows from financing activities:
  Repayment of long-term equipment financing                                (190,417)        (65,008)
  Proceeds from asset-based line of credit and term obligations, bank      6,070,845       6,184,932
  Repayment of asset-based line of credit                                 (6,480,898)     (6,201,848)
  Proceeds from note payable - related party                               1,141,461
  Proceeds from private placement of debentures                               11,040
  Proceeds from exercise of stock options                                        415          20,838
                                                                         -----------     -----------

Net cash provided by (used in ) financing activities                         541,406         (50,046)
                                                                         -----------     -----------

Net (decrease) increase in cash                                              (46,483)         70,452
Cash, beginning of year                                                     (106,002)       (431,119)
                                                                         -----------     -----------

Cash, end of period                                                      $  (152,485)    $  (360,667)
                                                                         ===========     ===========


Supplemental disclosures of cash flow information:
      Cash paid for interest                                             $   231,131     $   341,820
                                                                         ===========     ===========

Noncash investing and financing activities:
      Purchase of equipment in exchange for notes payable                $   357,460
                                                                         ===========     ===========
      Gain on the sale-leaseback of equipment                            $ 1,368,087
                                                                         ===========     ===========

The accompanying notes are an integrated part of the financial statements.

         MagStar Technologies, Inc.
         Notes to Financial Statements
         (Unaudited)

1.       Financial Statements:
         --------------------

         The unaudited financial statements of MagStar Technologies, Inc. (the "Company") for the three month and six month periods ended June 30, 2001 and 2000, reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position at June 30, 2001, and the results of operations and cash flows for the reported periods. The results of operations for any interim period are not necessarily indicative of results expected for the full year. The December 31, 2000, balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These unaudited interim financial statements should be read in conjunction with the financial statements and related notes for the year ended December 31, 2000, which are included in the Company's 2000 Annual Report on Form 10-KSB.

         Earnings Per Share:
         ------------------

         Basic earnings per common share is computed using the weighted average number of shares outstanding for the period. Diluted earnings per common share is computed using the weighted average number of shares outstanding per common share adjusted for the incremental dilutive shares attributed to outstanding stock options under the Company's stock option plans and stock purchase warrants.

         The Company incurred a loss for the three and six month periods ended June 30, 2001 and 2000, and as a result, incremental shares attributable to the assumed exercise of stock options and warrants were excluded from the computation of diluted earnings per share, as the effect would be antidilutive.



2.       Significant Customer:
         --------------------

         The Company has certain customers that comprise a significant percentage of net sales as follows:

                                   (Unaudited)                                          (Unaudited)
                         Net sales for the three months                       Net sales for the six months
                                  Ended June 30,                                      Ended June 30,
                          2001                     2000                     2001                    2000
                          ----                     ----                     ----                    ----
                   Amount       %           Amount        %          Amount       %          Amount        %

Customer A        $389,840    17.5%      $1,298,147    46.2%      $1,098,240    21.5%      $2,689,949    45.3%

Customer B         183,161     8.2%              --      --%         487,924     9.5%         601,640    10.1%

         Accounts receivable credit concentrations associated with these customers totaled $506,837 at June 30, 2001. Significant inventory, related to production in process according to customers' specifications, is allocated for these customers at June 30, 2001.

3.       Asset-Based Line of Credit:
         --------------------------

         In October 2000, the Company and its bank entered into an amended and restated senior credit agreement. The credit facilities under the credit agreement consist of an asset-based line of credit with availability of up to $1,500,000, subject to a borrowing base limitation of 80% of the Company's eligible accounts receivable plus $250,000, and three term notes of $2,800,000 ("Term Loan A"), $1,100,000 ("Term Loan B"), and $1,325,000 ("Term Loan C"). At June 30,
         2001, the Company had borrowed approximately $5,207,000 under its credit facilities. On March 21, 2001, the Company paid Term Loan B in full, using proceeds from the sale-leaseback of fixed assets to a related party (See Note 5).

         The asset-based line of credit bears interest at the bank's reference rate and is payable in full in October 2002. Term Loan A bears interest at a fixed rate of 10% per year and is payable in monthly principal installments of $27,020 commencing November 2000, with a final balloon payment due in October 2005. On November 1, 2000 and for each month thereafter, interest will be paid monthly on Term Note A, in addition to the principal payments noted. Term Loan C is non-interest bearing and is due and payable in full on September 2003. If the line of credit and Term Loan A are paid in full on or before September 2003, or if no event of default exists at October 1, 2003, then Term Loan C shall be forgiven.

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

         The senior debt obligations have scheduled maturity dates; however, their borrowings are due on demand; accordingly, they have been classified as current in the Company's June 30, 2001 and December 31, 2000 balance sheets.

4.       Accounts Payable:
         -----------------

         In July 2000, the Company presented a settlement offer to trade creditors. The settlement plan required certain trade creditors to reduce their amounts outstanding above $200 by 47% of the total amount owed to the creditor. The remaining 53% of their trade creditor balance above $200 would then be paid by the Company in 12 equal bi-monthly installments, which commenced on October 30, 2000. Trade creditors with balances less than or equal to $200 were paid in full. All bi-monthly installments due to the participating vendors under the settlement offer have been made.

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

5.       Related Party Transaction

         On February 23, 2001, the Company acquired certain of the assets of Quickdraw Conveyor Systems, Inc. To fund the purchase, the Company borrowed $150,000 from Activar Properties, Inc., which is owned by a major shareholder of the Company, pursuant to a promissory note that is due on demand and bears interest at 10%. The Company believes that the terms and conditions of the promissory note given to Activar are substantially the same as the terms and conditions on which the Company could have obtained credit from an unaffiliated third party.

         On March 21, 2001, the Company entered into two Master Equipment Lease Agreements, for the sale-leaseback of specific fixed assets, with Activar Properties, Inc. ("Lessor"), which is owned by a major shareholder of the Company. Under these agreements, the Company has leased two sets of equipment for terms of 61 months and 25 months, respectively, for monthly payments of $30,279 and $17,399, respectively. The Lessor has assigned its rights under these leases to its bank. The Company believes that the terms and conditions of these agreements are substantially the same as the terms and conditions on which it could have leased similar equipment from an unaffiliated third party.

         Proceeds from the sale-leaseback were used to pay off Term Note B in the principal amount of $1,027,000 plus accrued interest due to the bank (Note 3) and pay off of $540,034 owed to Activar, Inc. for equipment purchases.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

GENERAL

         MagStar Technologies, Inc. (MagStar) is a publicly owned company headquartered in Hopkins, Minnesota that trades locally, over the counter, under the symbol "MGST". MagStar is a contract manufacturer of custom motion controlled devices for factory automation and medical original equipment manufacturers (OEM's). The Company's contract manufacturing business is concentrated in the medical device field, which includes production of blood centrifuges, blood pumps, blood analyzers, thrombectomy proximal motors, organic chemical synthesizers and valves for medical oxygen delivery. The Company also contract manufactures gas regulators, cryogenic parts and miscellaneous industrial parts.

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

         On February 23, 2001, the Company acquired certain assets of Quickdraw Conveyor Systems, Inc. To fund the purchase, the Company borrowed $150,000 from Activar Properties, Inc., which is owned by a major shareholder of the Company, pursuant to a promissory note that is due on demand and bears interest at 10%. The Company believes that the terms and conditions of the promissory note given to Activar are substantially the same as the terms and conditions on which the Company could have obtained credit from an unaffiliated third party.

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

         Proceeds from the sale were used to pay off Term Note B in the principal amount of $1,027,000 plus accrued interest due to the bank (Note 3) and pay off of $540,034 owed to Activar, Inc. for equipment purchases.

RESULTS OF OPERATIONS

         The Company's net sales of $2,232,444 for the second quarter ended June 30, 2001 decreased by approximately 21.7% or $618,997 from $2,851,441 for the same period in 2000. The decrease in net sales for the second quarter of 2001 compared to the same quarter for 2000 was due primarily to a decrease in sales for the medical products, which were partially offset by increased sales for high-tech/factory automation and magnet sales. However, the increases in the high-tech/factory automation and magnet product lines were not enough to offset the decreases in the medical product line. Net sales from medical, high-tech/factory automation (which includes proprietary products), and magnet sales were $908,218, $1,028,628, and $295,598, respectively, for the second quarter ended June 30, 2001, compared to $2,079,048, $772,393, and $0, respectively, for the comparable period in 2000. The magnet product line did not exist in 2000 and came about in December of 2000 with the Company's acquisition of that product line. Sales to the Company's largest medical product customer were $389,840 or 17.5% of net sales for the second quarter of 2001 compared to $1,298,147 or 46.2% of net sales for the same period in 2000. The Company's net sales of $5,117,148 for the six months ended June 30, 2001 decreased by approximately 14.2% or $848,513 from $5,965,661 for the same period in 2000. The decrease in net sales for the first six months of 2001 compared to the same period in 2000 was due primarily to weaker customer demand and work on prototype orders, which will result in sales in the third and fourth quarters. Net sales from medical, high-tech/factory automation (which includes proprietary products), and magnet products were $2,322,212, $2,115,710, and $679,226, respectively, for the six months ended June 30, 2001 compared to $4,302,760, $1,662,901, and $0, respectively, for the comparable period in 2000. Sales to the Company's largest medical product customer were $1,098,240 or 21.5% of net sales for the six months ended June 30, 2001 compared to $2,689,949 or 45.3% of net sales for the same period in 2000.

         Gross profit was -27.3% in the second quarter of 2001, compared to 11.6% for the same period in 2000. Gross profit was -10.3% for the six months ended June 30, 2001, compared to 15.6% for the same period in 2000. The decrease in gross profit for the second quarter and for the first six months of 2001 was to shorter run prototype jobs and maintaining the Company's factory labor infrastructure at the same level necessary to support periods of higher sales levels. While the Company did layoff approximately 9% of its workforce, it made the decision to keep the labor infrastructure intact such that the expected higher sales levels for the third and fourth quarters can be handled properly.

         Selling, general and administrative expenses were $857,048 or 38.4% of net sales for the second quarter of 2001, compared to $468,383 or 16.4% of net sales for the same period in 2000. For the six months ended June 30, 2001, selling, general and administrative expenses were $1,545,709 or 30.2% of net sales, compared to $887,048 or 14.9% of net sales for the same period in 2000. The increase for the quarter and for the six months ended June 30, 2001 in selling, general and administrative expenses of $388,666 and $658,661, respectively, were due to increases in the number of employees from the two acquisitions, which increased salaries, advertising, rent and payroll related benefits and taxes. Late in the second quarter, the Company did make labor adjustments in this area, which will show up in the third and fourth quarters.

         In the second quarter of 2001, the Company had an operating loss of $1,467,248, compared to an operating loss of $138,496 in the same period of 2000. For the six months ended June 30, 2001, the Company had an operating loss of $2,072,669 compared to an operating income of $41,956 for the same period in 2000. The increase in the operating loss for the second quarter and first six months of 2001 compared to 2000 was due primarily to lower sales from the Company's largest customers and shorter run prototype units, which will result in sales in the third and fourth quarters. In addition, the Company maintained a higher labor infrastructure to allow the Company to handle projected sales increases in the third and fourth quarters.

         Other expenses, net, decreased $213,443 for the second quarter of 2001 compared to the same period in 2000. For the six months ended June 30, 2001, other expenses, net, decreased $239,190 compared to the same period in 2000. The decreases for the second quarter and for the first six months of 2001 compared to 2000 was due to decreased interest expense of about $72,000 and write off of the deferred gain on the sale of equipment, which resulted in a gain of approximately $88,000.

         The Company incurred a net loss during the second quarter and first six months of 2001 and 2000, and consequently did not record a provision for income taxes for these periods. The Company generally does not pay regular income taxes because of the availability of its net operating loss carryforwards. The Company is, however, generally subject to the alternative minimum tax under the Internal Revenue Code of 1986, as amended (the "Code"), because only 90% of the net operating loss carryforward is allowed as a deduction before arriving at the alternative minimum taxable income. Therefore, 10% of the Company's taxable income is generally subject to the flat alternative minimum tax rate of 21%. Because the Company did not generate taxable income during the first quarter of 2001 and 2000, no provision for income taxes was recorded.

         The effect of inflation on the Company's results has not been significant.

         The net loss for the second quarter of 2001 was $1,432,339 or $0.16 per basic and diluted share, compared to a net loss of $317,029 or $0.06 per basic and diluted share for the second quarter of 2000. The net loss for the six month period ended June 30, 2001 was $2,197,702 or $0.25 per basic and diluted share, compared to a net loss of $322,266 or $0.07 per basic and diluted share for the comparable period in 2000. The net loss for the three month and six month period ended June 30, 2001 compared to the same period in 2000 was due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2001, the Company had a working capital deficiency of $5,230,869, compared to a working capital deficiency of $5,084,317 at December 31, 2000. The current ratio was .38 at June 30, 2001 and .42 at December 31, 2000. The increase in the working capital deficiency is principally due to the positive effect of the restructuring of certain debt related to the Company's equipment, increases in certain current liabilities of over $1,000,000, and decreases in accounts receivable and inventory of about $580,000. Although the term notes under the Company's asset-based line of credit have scheduled repayment dates, the term notes may be due upon demand in the event that the asset-based lender demands repayment. Accordingly, the Company has classified all of the amounts owing under the credit facilities at June 30, 2001 and December 31, 2000, as current liabilities. The credit facilities agreement includes a subjective material adverse change clause under which the borrowings could become due and payable.

         On October 10, 2000, the Company and US Bank National Association entered into an amended and restated senior credit agreement. The credit facilities under the credit agreement consist of an asset-based line of credit with availability of up to $1,500,000, subject to a borrowing base limitation of 80% of the Company's eligible accounts receivable plus $250,000, and three term notes of $2,800,000 ("Term Note A"), $1,100,000 ("Term Note B") and $1,325,000
("Term Note C"). On March 21, 2001, the Company paid Term Loan B in full, using proceeds from the sale-leaseback of fixed assets to a related party (See Note
5).

         The asset-based line of credit bears interest at the US Bank National Association's reference rate and is payable in full in October 2002. Term Note A bears interest at a fixed rate of 10% per year and is payable in monthly principal installments of $27,020 commencing November 2000, with a final balloon payment due in October 2005. On November 1, 2000 and for each month thereafter, interest will be paid monthly on Term Note A, in addition to the principal payments noted. Term Note C is non-interest bearing and is due and payable in full on September 2003. If the line of credit and Term Note A are paid in full on or before September 2003, or if no event of default exists at October 1, 2003, then Term Note C shall be forgiven.

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

         The senior debt obligations have scheduled maturity dates; however, their borrowings are due on demand; accordingly, they have been classified as current in the Company's June 30, 2001 and December 31, 2000 balance sheets.

         Net cash used in operating activities was $1,125,821 for the six months ended June 30, 2001, compared to net cash provided by operating activities of $120,498 for the comparable period in 2000. The decrease in cash flows from operating activities for the six months ended June 30, 2001, from the comparable period in 2000 was due primarily to an increased net loss. The increased net loss resulted from lower sales from the Company's largest customers and shorter run prototype units, which will result in sales during the third and fourth quarters. In addition, the Company maintained a higher labor infrastructure to allow the Company to handle projected sales increases in the third and fourth quarters. The Company's ability to meet its continuing cash flow requirements in the future is dependent on achieving adequate sales and margins from its manufacturing operations.

         Net cash provided by investing activities of $537,932 for the six month period ended June 30, 2001, compared to no cash used in investing activities for the same period in 2000. The increase was due to the sale and leaseback of most of the Company's equipment.

          Net cash used in financing activities was $152,485 for the six month period ended June 30, 2001, compared to cash used in financing activities of $50,046 for the same period in 2000. The change was primarily due to increased payments of the Company's asset-based line of credit offset by a note payable from a related party. As of June 30, 2001, the Company had borrowed approximately $5,207,000 under the credit facilities.

          The total liability relating to the debentures issued in 1998 and 1999 was $388,960 as of June 30, 2001. These debentures are due on December 31, 2001, although the Company has the right to prepay the debentures before this time. The proceeds were used to fund operating activities.

TROUBLED FINANCIAL CONDITION AND MANAGEMENT'S PLANS

           The Company incurred a net loss of $2,197,702 for the six months ended June 30, 2001 and has working capital and stockholders' deficiencies of $5,230,869 and $5,785,027, respectively, at June 30, 2001.

As of August 20, 2001, management's plans and objectives to improve the financial condition of the Company are as follows:

* Expand the volume of business in the high-tech/factory automation segments of the market, most notably with their newly developed customer base - PRI Automation, Kollmorgan and MTI.

* Expand the volume of business in high-tech/factory automation and motion control with their acquired business units - factory conveyor systems and rare earth magnetics.

* Secure additional working capital through the sale-leaseback of the Company's facility located in Hopkins, Minnesota.

* Renegotiate the Company's secured, equipment debt structure to substantially reduce their interest rates.

* Control costs and expenses commensurate with the Company's current sales levels in an effort to generate cash flows from operations.

* Continue to work with existing and/or new medical device companies to expand the Company's assembly related orders with them.

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

SUMMARY

         The Company had a disappointing second quarter of 2001 and first six months of 2001. Although sales in the second quarter of 2001 and the first six months of 2001 are less than the same periods in 2000, the Company believes that sales will increase in the third and fourth quarters based on its sales backlog. The Company did layoff approximately 9% of its workforce late in the second quarter, but it kept an adequate workforce to handle the expected sales increases in the third and fourth quarters of 2001. The Company has integrated its two acquisitions into its Hopkins facility and duplicated positions and facility expenses have been eliminated. The Company will see the benefit of these cost cutting measures in the third and fourth quarters. The Company recognized $88,000 in deferred revenue in the second quarter of 2001 from its sale-leaseback of equipment to Activar, a related party and major shareholder. The Company continues to negotiate with its secured equipment vendors and has already renegotiated two of its equipment leases in the third quarter. There can be no assurance that these actions and future actions, if necessary, will be sufficient for the Company to meet its continuing cash flow requirements in the future.

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

(b) Reports on Form 8-K.

         There were no reports on Form 8-K filed during the second quarter of 2001.



                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           MAGSTAR TECHNOLOGIES, INC.
                                           --------------------------
                                                  (Registrant)



Date: August 20, 2001                  By: /s/ R.F. McNamara
      ---------------                      -------------------------------------
                                           R.F. McNamara
                                           Chairman of the Board and Director


Date: August 20, 2001                  By: /s/ Michael J. Tate
      ---------------                      -------------------------------------
                                           Michael J. Tate
                                           President and Chief Executive Officer
                                           and Director (principal executive and
                                           financial officer)

Date: August 20, 2001                  By: /s/ J.L. Reissner
      ---------------                      -------------------------------------
                                           J.L. Reissner
                                           Director and Secretary


                           MAGSTAR TECHNOLOGIES, INC.

                              EXHIBIT TO QUARTERLY
                              REPORT ON FORM 10-QSB
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001


Item No.      Item                                Method of Filing
--------      ----                                ----------------


              No exhibits have been filed with this 10-QSB.