Form 10QSB
period 2001-09-30
REUTER MANUFACTURING INC
filed 2001-11-21
CIK 83490

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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

Yes ___      No  _X_

As of November 21, 2001 there were 8,740,173 and 1,000,000 shares of the registrant's $.1875 and $.01 par value Common Stock and Preferred Stock, respectively, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.



MAGSTAR TECHNOLOGIES, INC.
(F/K/A REUTER MANUFACTURING, INC.)                                  September 30,
BALANCE SHEETS                                                          2001         December 31,
                                                                     (Unaudited)        2000
                                                                     ------------    ------------
                               ASSETS
Current assets:
  Cash                                                               $        500    $        500
  Accounts receivable, net                                              1,233,819       1,814,791
  Inventories                                                           2,216,313       1,898,086
  Other current assets                                                     72,382          38,414
                                                                     ------------    ------------

     Total current assets                                               3,523,014       3,751,791

Property, plant and equipment, net                                      2,038,954       2,820,048
                                                                     ------------    ------------

     Total assets                                                    $  5,561,968    $  6,571,839
                                                                     ============    ============

                  LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
  Current maturities of senior debt                                  $  4,959,395    $  6,643,960
  Current maturities of subordinated debt                                 261,059         405,270
  Payable to related party                                                375,581          55,000
  Book overdraft                                                          189,140         106,502
  Accounts payable, trade                                               1,156,030         513,434
  Accrued expenses                                                      1,355,752       1,111,942
  Deferred gain on equipment sale                                         353,448
                                                                     ------------    ------------

      Total current liabilities                                         8,650,405       8,836,108

Subordinated debt, less current maturities                                479,630         675,426
Note payable - related party                                            2,027,000         376,693
Long-term deferred gain on equipment sale                                 863,122
Long-term accounts payable                                                      0         242,972
Other liabilities                                                          20,199          28,380
                                                                     ------------    ------------

      Total liabilities                                                12,040,356      10,159,579
                                                                     ------------    ------------


Stockholders' deficiency:
  Preferred stock, par value $.01 per share, authorized 10,000,000
      shares; 1,000,000 issued                                             10,000          10,000
  Common stock, par value $.1875 per share;
      authorized 30,000,000 shares;  issued and outstanding
      8,740,173 and 8,740,173 shares at September 30, 2001
      and December 31, 2000, respectively                               1,638,782       1,638,782
  Additional paid-in capital                                           17,996,479      17,996,479
  Accumulated deficit                                                 (26,123,649)    (23,233,001)
                                                                     ------------    ------------

     Total stockholders' deficiency                                    (6,478,388)     (3,587,740)
                                                                     ------------    ------------

         Total liabilities and stockholders' deficiency              $  5,561,968    $  6,571,839
                                                                     ============    ============





The accompanying notes are an integral part of the financial statements.

MAGSTAR TECHNOLOGIES, INC.
(F/K/A REUTER MANUFACTURING, INC.)
STATEMENTS OF OPERATIONS

                                                      (Unaudited)                  (Unaudited)
                                                For the three months ended   For the nine months ended
                                                      September 30,                 September 30,
                                                   2001           2000           2001           2000
                                               -----------    -----------    -----------    -----------
Net sales                                      $ 1,988,835    $ 2,157,826    $ 7,105,983    $ 8,123,487
Cost of sales                                    2,123,535      2,208,851      7,860,603      7,245,508
                                               -----------    -----------    -----------    -----------

     Gross profit                                 (134,700)       (51,025)      (754,620)       877,979

Selling, general and administrative expenses       511,568        449,074      1,957,230      1,336,122
                                               -----------    -----------    -----------    -----------

      Operating income (loss)                     (646,268)      (500,099)    (2,711,850)      (458,143)
                                               -----------    -----------    -----------    -----------

Other (expense) income:
   Interest expense                               (109,279)      (215,385)      (384,283)      (600,555)
   Other, net                                       62,599         23,671        205,484         44,619
                                               -----------    -----------    -----------    -----------

      Total other expense, net                     (46,680)      (191,714)      (178,799)      (555,936)
                                               -----------    -----------    -----------    -----------

         Net loss                              $  (692,948)   $  (691,813)   $(2,890,649)   $(1,014,079)
                                               ===========    ===========    ===========    ===========



      Net loss per share (basic and diluted)   $     (0.08)   $     (0.14)   $     (0.33)   $     (0.21)
                                               ===========    ===========    ===========    ===========


Weighted average common shares outstanding
     (basic and diluted)                         8,740,379      4,899,385      8,740,444      4,899,385
                                               ===========    ===========    ===========    ===========






The accompanying notes are an integral part of the financial statements.



MAGSTAR TECHNOLOGIES, INC.
(F/K/A REUTER MANUFACTURING, INC,)                                             (Unaudited)
STATEMENTS OF CASH FLOWS                                         For the nine months ended September 30,
--------------------------------------------------------------------------------------------------------

                                                                           2001            2000
--------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net loss                                                              $(2,890,649)   $(1,014,077)
  Adjustments to reconcile net loss to net cash provided by
   (used in) operating activities:
  Depreciation                                                              300,380        459,497
  Accretion of debentures payable                                            16,560
  Gain (loss) on sale of assets                                            (195,096)
  Changes in operating assets and liabilities:
    Receivables                                                             580,972       (135,977)
    Inventories                                                            (318,227)      (172,212)
    Other current assets                                                    (26,993)      (173,485)
    Accounts payable, trade                                                 399,624         74,313
    Accrued expenses                                                        261,877        227,632
    Other liabilities                                                        (8,181)        (7,138)
                                                                        -----------    -----------

Net cash provided by (used in) operating activities                      (1,879,733)      (741,447)
                                                                        -----------    -----------

Cash flows from investing activities:
  Additions to property, plant and equipment                                   (569)
  Proceeds from sale of fixed assets                                        618,502
                                                                        -----------    -----------

Net cash provided by (used in) investing activities                         617,933             --
                                                                        -----------    -----------

Cash flows from financing activities:
  Repayment of long-term equipment financing                               (316,734)       (65,008)
  Proceeds from asset-based line of credit and term obligations, bank     8,264,505      9,322,132
  Repayment of asset-based line of credit                                (8,922,070)    (8,826,018)
  Payments on bank overdraft                                               (106,502)
  Proceeds from bank overdraft                                              189,140
  Proceeds from note payable - related party                              2,153,461        319,000
  Proceeds from private placement of debentures                                             16,560
  Proceeds from exercise of stock options                                                   20,835
                                                                        -----------    -----------

Net cash provided by (used in ) financing activities                      1,261,800        787,501
                                                                        -----------    -----------

Net (decrease) increase in cash                                                             46,054
Cash, beginning of year                                                         500       (431,119)
                                                                        -----------    -----------

Cash, end of period                                                     $       500    $  (385,065)
                                                                        ===========    ===========


Supplemental disclosures of cash flow information:
      Cash paid for interest                                            $   231,131    $   521,085
                                                                        ===========    ===========

Noncash investing and financing activities:
      Purchase of equipment in exchange for notes payable               $   357,460
                                                                        ===========    ===========
      Gain on the sale-leaseback of equipment                           $ 1,368,087
                                                                        ===========    ===========




The accompanying notes are an integral part of the financial statements.

                           MagStar Technologies, Inc.
                        (f/k/a Reuter Manufacturing, Inc)
                          Notes to Financial Statements
                                   (Unaudited)

1.       Financial Statements:
         --------------------

         The unaudited financial statements of MagStar Technologies, Inc. (the "Company") for the three month and nine month periods ended September 30, 2001, and September 30, 2000, reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position at September 30, 2001, and the results of operations and cash flows for the reported periods. The results of operations for any interim period are not necessarily indicative of results expected for the full year. The December 31, 2000, balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the Unites States of America. These unaudited interim financial statements should be read in conjunction with the financial statements and related notes for the year ended December 31, 2000, which are included in the Company's 2000 Annual Report on Form 10-KSB.

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

         The Company incurred a loss for the three and nine-month periods ended September 30, 2001, and September 30, 2000, and as a result, incremental shares attributable to the assumed exercise of stock options and warrants were excluded from the computation of diluted earnings per share, as the effect would be antidilutive.

2.       Significant Customer:
         --------------------

         The Company has certain customers that comprise a significant percentage of net sales as follows:

                                     (Unaudited)                                             (Unaudited)
                             Net sales for the three months                           Net sales for the nine months
                                  Ended September 30,                                     Ended September 30,
                              2001                  2000                       2001                         2000
                              ----                  ----                       ----                         ----
                          Amount     %          Amount     %               Amount     %                Amount     %

         Customer A      $538,598  27.1%       $923,956  42.7%          $1,636,838  23.0%            $3,576,405  44.2%

         Accounts receivable credit concentrations associated with this customer totaled $241,116 at September 30, 2001. Significant inventory, related to production in process according to customer's specifications, is allocated for this customer at September 30, 2001.

3.       Asset-Based Line of Credit:
         --------------------------

         In October 2000, the Company and its bank entered into an amended and restated senior credit agreement. The credit facilities under the credit agreement consist of an asset-based line of credit with availability of up to $1,500,000, subject to a borrowing base limitation of 80% of the Company's eligible accounts receivable plus $250,000, and three term notes of $2,800,000 ("Term Loan A"), $1,100,000 ("Term Loan B"), and $1,325,000 ("Term Loan C"). At
         September 30, 2001, the Company had borrowed approximately $4,960,000 under its credit facilities. On March 21, 2001, the Company paid Term Loan B in full, using proceeds from the sale-leaseback of fixed assets to a related party (See Note 5).

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

         The senior debt obligations have scheduled maturity dates; however, their borrowings are due on demand; accordingly, they have been classified as current in the Company's September 30, 2001 and December 31, 2000 balance sheets.

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

5.       Related Party Transaction
         -------------------------

         On February 23, 2001, the Company acquired certain of the assets of Quickdraw Conveyor Systems, Inc. To fund the purchase, the Company borrowed $150,000 from Activar, Inc., which is owned by a major shareholder of the Company, pursuant to a promissory note that is due on demand and bears interest at 10%. The Company believes that the terms and conditions of the promissory note given to Activar are substantially the same as the terms and conditions on which the Company could have obtained credit from an unaffiliated third party.

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

         On February 23, 2001, the Company acquired certain assets of Quickdraw Conveyor Systems, Inc. To fund the purchase, the Company borrowed $150,000 from Activar, Inc., which is owned by a major shareholder of the Company, pursuant to a promissory note that is due on demand and bears interest at 10%. The Company believes that the terms and conditions of the promissory note given to Activar are substantially the same as the terms and conditions on which the Company could have obtained credit from an unaffiliated third party.

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

RESULTS OF OPERATIONS

         The Company's net sales of $1,988,835 for the third quarter ended September 30, 2001 decreased by approximately 7.8% or $168,991 from $2,157,826 for the same period in 2000. The decrease in net sales for the third quarter of 2001 compared to the same quarter for 2000 was due primarily to a decrease in sales for the medical products, which were partially offset by increased sales for high-tech/factory automation and magnet sales. However, the increases in the high-tech/factory automation and magnet product lines were not enough to offset the decreases in the medical product line. Net sales from medical, high-tech/factory automation (which includes proprietary products), and magnet sales were $884,056, $777,280, and $327,499 respectively, for the third quarter ended September 30, 2001, compared to $1,334,941, $822,885, and $0, respectively, for the comparable period in 2000. The decrease in net sales for the third quarter of 2001 compared to the same period in 2000 was due primarily to decreased sales in the medical and high tech/factory automation with increased sales in magnet reporting groups. The Company's net sales of $7,105,983 for the nine months ended September 30, 2001 decreased by approximately 12.5% or $1,017,504 from $8,123,487 for the same period in 2000. Net sales from medical, high-tech/factory automation (which includes proprietary products), and magnet products were, $3,206,268, $2,899,990, and $1,006,725, respectively, for the nine months ended September 30, 2001 compared to $5,637,791, $2,485,786, and $0, respectively, for the comparable period in 2000. Sales to the Company's largest medical product customer were $1,636,839 or 23% of net sales for the nine months ended September 30, 2001 compared to $3,576,405 or 44.2% of net sales for the same period in 2000.

         Gross profit was ($134,700) or (6.8%) in the third quarter of 2001, compared to (2.4%) for the same period in 2000. Gross profit was (10.6%) for the nine months ended September 30, 2001, compared to 10.8% for the same period in 2000. The decrease in gross profit for the third quarter and for the first nine months of 2001 was due to project delays in high-tech automation, medical, biometrics, and conveyors. The Company is also maintaining the factory labor infrastructure at substantially the same level necessary to support higher sales levels, which are expected in the fourth quarter and into 2002.

         Selling, general and administrative expenses were $511,568 or 25.7% of net sales for the third quarter of 2001, compared to $449,074 or 20.8% of net sales for the same period in 2000. For the nine months ended September 30, 2001, selling, general and administrative expenses were $1,957,230 or 27.5% of net sales, compared to $1,336,122 or 16.4% of net sales for the same period in 2000. Selling, general and administrative expenses decreased in the third quarter in comparison to the first six months of 2001 as our reduction in non-essential personnel in June began to show effect in the third quarter. We anticipate further reductions in expenses and labor during the fourth quarter.

         In the third quarter of 2001, the Company had an operating loss of $646,268, compared to an operating loss of $500,099 in the same period of 2000. For the nine months ended September 30, 2001, the Company had an operating loss of $2,711,850 compared to an operating loss of $458,143 for the same period in 2000. The increase in the operating loss for the third quarter and the first nine months of 2001 compared to 2000 was due primarily to lower sales from the Company's largest customers and shorter run prototype units. Furthermore, there were project delays in high-tech, automation, medical, biometrics and conveyors, some of which we believe will result in sales in the fourth quarter. In addition, the Company maintained a higher labor infrastructure to allow the Company to handle projected sales increases in the fourth quarter and into 2002.

         For the nine months ended September 30, 2001, other expenses, net, decreased $145,034, compared to the same period in 2000. The decreases for the third quarter were primarily due to a decrease in the interest expense of about $125,000 and $59,670 from restructuring the trade debt begun in 2000.

         The Company incurred a net loss during the third quarter and first nine months of 2001 and 2000, and consequently did not record a provision for income taxes for these periods. The Company generally does not pay regular income taxes because of the availability of its net operating loss carryforwards. The Company is, however, generally subject to the alternative minimum tax under the Internal Revenue Code of 1986, as amended (the "Code"), because only 90% of the net operating loss carryforward is allowed as a deduction before arriving at the alternative minimum taxable income. Therefore, 10% of the Company's taxable income is generally subject to the flat alternative minimum tax rate of 21%. Because the Company did not generate taxable income during the first quarter of 2001 and 2000, no provision for income taxes was recorded.

         The effect of inflation on the Company's results has not been significant.

         The net loss for the third quarter of 2001 was $692,948 or $0.08 per basic and diluted share, compared to a net loss of $691,819 or $0.14 per basic and diluted share for the third quarter of 2000. The net loss for the nine-month period ended September 30, 2001 was $2,890,649 or $0.33 per basic and diluted share, compared to a net loss of $1,014,079 or $02.21 per basic and diluted share for the comparable period in 2000. The net loss for the three-month and nine-month period ended September 30, 2001 compared to the same period in 2000 was due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2001, the Company had a working capital deficiency of $5,127,391, compared to a working capital deficiency of $5,084,317 at December 31, 2000. The current ratio was .41 at September 30, 2001 and .42 at December 31, 2000. The increase in the working capital deficiency is principally due to the positive effect of the restructuring of certain debt related to the Company's equipment, decreases of over $1,600,000 in asset based lending, increase of over $1,000,000 in other current liabilities for a total liability decrease of over $185,000. Although the term notes under the Company's asset-based line of credit have scheduled repayment dates, the term notes may be due upon demand in the event that the asset-based lender demands repayment. Accordingly, the Company has classified all of the amounts owing under the credit facilities at September 30, 2001 and December 31, 2000, as current liabilities. The credit facilities agreement includes a subjective material adverse change clause under which the borrowings could become due and payable.

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

         The senior debt obligations have scheduled maturity dates; however, their borrowings are due on demand; accordingly, they have been classified as current in the Company's September 30, 2001 and December 31, 2000 balance sheets.

         Net cash used in operating activities was $1,879,733 for the nine months ended September 30, 2001, compared to net cash used by operating activities of $741,447 for the comparable period in 2000. The decrease in cash flows from operating activities for the nine months ended September 30, 2001, from the comparable period in 2000 was due primarily to an increased net loss. The increased net loss resulted from market decreases from the Company's largest customers and delays in their marketing programs. In addition, the Company maintained a higher labor infrastructure to continue working on new programs for customers and projects to support fourth quarter 2001 and 2002 sales. The Company's ability to meet its continuing cash requirements in the future is dependent on achieving adequate sales and margins from its manufacturing operations.

         Net cash provided by investing activities of $617,933 for the nine-month period ended September 30, 2001, compared to no cash used in investing activities for the same period in 2000. The increase was due to the sale and leaseback of most of the Company's equipment.

          Net cash provided in financing activities was $1,261,800 for the nine month period ended September 30, 2001, compared to cash used in financing activities of $787,501 for the same period in 2000. The change was primarily due to increased proceeds from notes with a related party.

          The total liability relating to the debentures issued in 1998 and 1999 was $394,480 as of September 30, 2001. These debentures are due on December 31, 2001, although the Company has the right to prepay the debentures before this time. The proceeds were used to fund operating activities.

TROUBLED FINANCIAL CONDITION AND MANAGEMENT'S PLANS

           The Company incurred a net loss of $2,890,649 for the nine months ended September 30, 2001 and has working capital and stockholders' deficiencies of $5,127,391 and $6,478,388, respectively, at September 30, 2001.

Management intends to pursue the following plans and objectives to improve the financial condition of the Company:

o Expand the volume of business in the high-tech/factory automation segments of the market, most notably with their newly developed customer base - PRI Automation, Kollmorgan and KLA.

o Expand the volume of business in biometrics, medical, motion control and expand the volume of business with the Company's largest medical products customer.

o Control costs and expenses, including overhead personnel reductions, commensurate with the Company's current sales levels in an effort to generate cash flows from operations.

o Continue to work with existing and or new medical device companies to expand the Company's assembly related orders with them.

o Possibly secure additional financing through the private placement of warrants and debentures.

o Renegotiate the Company's secured, equipment debt structure to substantially reduce their interest rates.

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

         Accordingly, there can be no assurance that the Company will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SUMMARY

         The Company had a disappointing third quarter of 2001 and first nine months of 2001. Although sales in the third quarter of 2001 and the first nine months of 2001 are less than the same periods in 2000, the Company believes that sales will increase in the fourth quarter based on its sales backlog. The Company did layoff approximately 9% of its workforce late in the second quarter, and had further reductions through attrition in the third quarter. The Company believes that an adequate workforce has been retained to handle the expected sales increases in the fourth quarter of 2001. The Company has begun to see to see the benefits of the cost cutting measures that have been taken in the third quarter to integrate its two acquisitions and expects to continue to see these savings in the fourth quarter. The Company continues to negotiate with its secured equipment vendors and work on a private placement to improve operating capital and the Company's cash flow. There can be no assurance that these actions and future actions, if necessary, will be sufficient for the Company to meet its continuing cash flow requirements in the future.

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

(b) Reports on Form 8-K.

         There were no reports on Form 8-K filed during the third quarter of 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           MAGSTAR TECHNOLOGIES, INC.
                           --------------------------
                           (Registrant)




Date: November 21, 2001       By: /s/ R.F. McNamara
      ------------------          ----------------------------------------------
                                  R.F. McNamara
                                  Chairman of the Board and Director



Date: November 21, 2001       By: /s/ J.L. Reissner
      -----------------           ----------------------------------------------
                                  J.L. Reissner
                                  Chief Executive Officer



Date: November 21, 2001       By: /s/ Louis S. Matjasko
      -----------------           ----------------------------------------------
                                  Lou S. Matjasko
                                  President, Chief Operating Officer

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