Form 10KSB
period 2001-12-31
MAGSTAR TECHNOLOGIES INC
filed 2002-04-01
CIK 83490

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2001

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number 0-1561

MAGSTAR TECHNOLOGIES, INC.

(Formerly Reuter Manufacturing, Inc.)
(Exact name of registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-0780999 (I.R.S. Employer Identification No.)
410 11th Avenue South Hopkins, Minnesota (Address of principal executive offices)	55343 (Zip Code)

Registrant's telephone number, including area code: (952) 935-6921

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act

Common Stock, par value $0.1875 per share

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

        The Registrant's revenues for the fiscal year ended December 31, 2001 were $9,721,461.

        As of March 15, 2002, 8,740,173 shares of Common Stock of the Registrant were deemed outstanding, and the aggregate market value of the Common Stock of the Registrant (based upon the average of the closing bid and asked prices of the Common Stock at that date), excluding outstanding shares beneficially owned by directors and executive officers, was approximately $1,750,115.

        Transitional Small Business Disclosure Format (Check one): Yes ☐    No ☒

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

        In addition, the Company has historically had a high concentration of business with one major customer and reductions in scheduled shipments to this customer were primarily responsible for the losses from operations during 1999, 2000 and 2001. However, the Company did experience improved sales performance with that customer late in the fourth quarter respectively. There can be no assurance that this customer will resume shipments to prior or expected levels in the future. The acquisitions, in November 2000 and February 2001 of the magnetic products and proprietary conveyor lines broadened sales prospects and offset some of the reduced sales from other customers. The risks and uncertainties the Company faces include, but are not limited to, the ability to expand product offerings and to develop a reputation in manufacturing products for select industries such as medical industries, as well as the risks and uncertainties described in "Management's Discussion and Analysis or Plan of Operations" in this Report.

ITEM 1. DESCRIPTION OF BUSINESS.

Business Overview

        MagStar Technologies, Inc. ("MagStar" or the "Company") is a publicly owned company headquartered in Hopkins, Minnesota that trades locally, over the counter, under the symbol "MGST". The company is principally a contract manufacturer of precision-machined components, used in electro-mechanical assemblies and devices for medical, magnetic, motion control, and industrial original equipment manufacturers ("OEMs"). The company manufactures on a contract basis, among other items, close tolerance bearing-related assemblies for the medical device industry. In order to differentiate itself from its competitors, the Company emphasizes its design engineering and manufacturing engineering capability and support. The Company also manufactures and sells under the Reuter® name, self-powered oil centrifuges and hydraulic actuators, which are sold by the Company's sales force and distributor network to OEMs, end users and distributors. Under the Quickdraw Conveyor Systems name, acquired in February 2001, the Company manufactures and sells to OEM equipment manufacturers and end users in the medical, semiconductor and factory automation markets.

        The Company's contract manufacturing business has been concentrated in the medical device field, which includes production of blood centrifuges, blood analyzers, thrombectomy proximal motors, organic chemical synthesizers, and valves for medical oxygen delivery. The Company also contract manufactures biometric identification assemblies, spindles, precision slides and complex magnetic assemblies. Contract manufacturing accounted for approximately 90% of the Company's net sales in 2001.

        The Company was established fifty-four years ago as Reuter Manufacturing, Inc., concentrating on precision machining and assemblies. In early 2001, the Company changed its name to MagStar Technologies, Inc.

        The Company is a Minnesota corporation. The principal executive offices of the Company are located at 410 Eleventh Avenue South, Hopkins, Minnesota 55343. The Company's telephone number is (952) 935-6921.

Products and Services

        MagStar offers a full range of design, design for manufacture, machining and assembly services. However, it does specialize in the following areas:

  Blood Centrifuge Assemblies

  These allow for high-speed separation of blood into various components. These centrifuges can be used in both operating rooms and in blood banks.

  Motion Controlled Devices:

  These include high-speed spindles for assemblies whose uses range from silicon wafer saws to PC board saws to routers. This group also includes precisely controlled spindles with electronically controlled feedback for visual inspection systems.

  Conveyor Systems for Factory Automation

  These can be used for custom automation of various factory assembly, laboratory and medical operations. The conveyor technology and systems have also been designed into and supplied as automation features for OEM equipment.

  Robotic Components and Assembly

  These are built for the leading suppliers (OEM's) of factory automation systems and equipment for semiconductor manufacturers.

  Precision Magnet Assemblies

  The Company acquired in November 2000 another company, from which it took the MagStar Technologies name, and which has expertise in building precision magnet assemblies for aerospace, medical, and motion controlled applications.

        MagStar's customers require leading edge design capabilities, rapid prototyping and precision manufacturing execution for their competitive short product life cycle industries.

Technology

        As the industrial world becomes more competitive and technology breakthroughs become more the normal course of business, increased power and miniaturization is required. MagStar has the technological strengths to accomplish these goals in the following areas:

  Motion Control Devices

  These devices are requiring smaller features, higher horsepower and minimal vibration. To accomplish this, they will require MagStar's expertise in magnetic configurations, its heat dissipation techniques and its ability to meet ever-tightening machinery and assembly tolerances.

  Conveyor/Robotic Movement Devices

  These devices will require faster orientation and movement, minimum surface contrast and high-density boards and chips. MagStar will be able to meet these needs with its high tolerance machining and assembly skills, its edge belt handling technology, and its skills in servomotor control feedback.

  New Generation High Energy Magnetic Materials

  These materials require higher speed performance, improved torque transmission and improved holding power. MagStar's magnet assemblies use bonding capabilities that make them very attractive for customers in this market. In addition, the Company does a great deal of custom matching of materials to specific application to enhance performance for its customers.

Markets

        MagStar supplies its products and services to OEMs in three principal markets: Motion Control, Factory Automation and Medical. MagStar also markets proprietary products to the engine after market and industrial equipment market.

  Motion Control

  MagStar is a supplier of custom spindle/electric motor assemblies for high technology applications. These are applications that require state of the art capabilities for large OEM market leaders. The Company is developing a solid position in this rapidly changing market place. Precision magnet assemblies and magnetizing capabilities along with precision movement and placement systems from Quickdraw technology significantly broaden Company capabilities.

  Factory Automation

  MagStar is the supplier to the top three leading suppliers of factory automation equipment and OEMs whose mission is to improve productivity of semiconductor manufacturing. The conveyor line serves another segment of the semiconductor manufacturing market.

  Medical

  MagStar is a leading manufacturer of blood separation devices used in analysis and component isolation of whole blood. The products are used in many of the world's blood banks and in operating rooms. New blood centrifuge applications include the growing market for thrombin-based orthobiologics.

  Proprietary Product—Oil Centrifuge and Hydraulic Actuators

  MagStar manufactures an engine oil centrifuge used primarily on stationary engines of 200 hp and above. The centrifuges are an after market addition to oil field engines and power generators used offshore. The centrifuge provides filtration to .5 micron and the ability to recover and analyze particulate for preventive maintenance. The hydraulic actuators are high torque rotary vane units adaptable to diverse industrial applications.

        Within each of these markets, the Company concentrates its marketing efforts on customers that rely on its ability to provide quick response design and prototyping services and versatile manufacturing capabilities to solve the most complex and challenging requirements.

Sales and Marketing

        The Company's sales and marketing effort is focused on the strategic markets outlined above. In addition to a strong sales leadership team, the Company has Regional Representatives with significant experience selling its technical applications. The sales force is supported by a talented and multi-disciplined applications design and manufacturing engineering team.

        The proprietary products are sold on a direct basis to OEMs, integrators and end users, or in the case of oil centrifuges, to a Master Dealer, who markets to other distributors.

        Marketing efforts rely mainly on the Company's reputation for high quality, precision assemblies with superior finish. Minimal paid advertising and some trade shows are also used. The websites for MagStar and Quickdraw conveyors are planned to be integrated and updated to describe the full capabilities of the new enterprise created in 2001.

Customers

        Blood centrifuge orders from MagStar's largest customer were at lower levels for the first three quarters of 2001 than in 2000. A marked increase in centrifuge business occurred in mid-September and continues at a steadier and higher flow into 2002. It is expected to remain at that level for the rest of 2002. Other medical device and lab equipment customers slowed deliveries beginning in the third quarter due to high inventories and slower market demand. Some of that business has returned strongly in the fourth quarter, and the remainder may not recover until late second quarter 2002. The Company maintains a strong position with major factory automation OEM's in the semiconductor industry. These programs have been delayed due mainly to the slowed economy for most of 2001. This is expected to continue for the first two quarters of 2002.

        MagStar was selected to develop manufacturing for a new blood centrifuge application with a new customer. Production transfer units were delivered in mid-January 2002, with initial production runs to be released in the second quarter. Another new venture for the Company is with a major supplier of biometric fingerprint recognition equipment for security use at airports and police booking stations. Pre-production units were delivered in the fourth quarter.

        Other products for specific customer applications with magnet assemblies, slides, machine automation, and other precision assemblies are in prototyping and initial delivery phases.

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

        In addition to continuing to build strong customer relationships, the Company will continue to employ the following specific initiatives:

  Gain Early Involvement in Design Engineering: The Company seeks to become involved with its customers much earlier in their development and design process. This allows it to participate in the earlier, higher value added stage of product development and to establish a closer working relationship with its customers. This also leads to a greater reliance by the customer on the Company's engineering and prototyping expertise, further deepening these relationships.

  Focus On Higher Value Added Products: The Company has moved away from its past "job shop" manufacture of commodity parts for its customers, due to the highly competitive, low margin nature of the business. It now focuses only on higher value added products that allow it to benefit from its design, engineering expertise.

  Produce more Sub-Assemblies and Complete Assemblies: The Company seeks relationships that move beyond the manufacture of specific parts into the preparation of sub-assemblies and completed assemblies for its customers. It expects that, because of this approach, it will ultimately be the complete outsource manufacturer of products for its customers in many cases.

  Demand Flow Inventory and Shipping Agreements: The Company believes that it can ultimately act as fulfillment house for certain customers handling inventory and shipping of products, to further strengthen its relationships. It will offer customized demand flow manufacturing and "just-in-time" shipping programs to minimize inventories, and stock outs for its customers.

  Consolidate Operations: The Company has excess capacity within its facility. Through the integration of additional acquisitions, or through organic growth, it believes that it will be able to significantly increase its revenues while incurring proportionally less additional overhead.

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

Competition

        The contract manufacturing business in which the Company engages is highly competitive. Many of the competitors of the Company have greater sales volume and resources than the Company. The principal elements of competition are quality, service, delivery, price and meeting customer requirements. The Company believes that it accounts for only a small portion of aggregate national sales of the manufacturing service it provides. The Company believes, however, that its strong engineering capability gives it a competitive advantage. Because the Company sells products in many industries, it faces substantial competition on many fronts, although it believes it can compete effectively in the markets in which it operates.

        There are many OEM manufacturers of medical and industrial centrifuges. However, the Company is not aware of any other contract manufacturers that are making high speed, precision, custom designed and highly cosmetic centrifuges for these markets. It believes that its high speed, high precision products give it the ability to compete effectively in the centrifuge market.

        The Company also faces competition from several national manufacturers of precision magnets. These competitors are capable of supplying magnet assemblies, but management believes they outsource significant portions of their manufacturing to sub-contractors. With its complete engineering and manufacturing capabilities, the Company can play a more significant role in its customers' supply programs and benefit more directly from all of the value that is created in the manufacturing process.

        With regard to the Factory Automation/Vision System product group, there are many manufacturers of parts and components used in these systems. Where the Company makes discrete parts for these customers, it faces competition from machine shops and contract manufacturers that actively pursue this business. However, the Company is not aware of other significant competitors that are able to provide a completely outsourced manufacturing solution that includes all steps of production, including design, manufacturing, assembly and shipment of finished product assembly that require the set of competencies that the Company possesses. The conveyor line has added breadth to the Company's ability to provide solutions in factory automation, vision and motion control.

        The Company believes that it competes with its customers' own in-house capabilities to manufacture and assemble products in conjunction with other suppliers. As customers' own in-house capabilities increase, customers present a greater competitive pressure to the Company's business. However, the Company found that its customers' preference generally is to outsource as much of their manufacturing as possible.

Research and Development

        The Company conducts limited research and development activities primarily related to design and prototype development of customers' products and, to a lesser extent, products sold under our trade names. The Company also provides some engineering services to support its customers in the development of new products, including enhancements to current products. The Company may seek reimbursement for a portion of the research, development and engineering services expenditures it makes on behalf of a particular customer, depending on the nature of the customers' needs and strategic significance of the account.

Backlog

        The Company makes product forecasts for future delivery based upon frequently updated information from customers; such forecasts are then adjusted or replaced by actual purchase orders or production releases. On December 31, 2001, the Company's backlog of orders and releases was approximately $4.0 million, compared to approximately $2.3 million on December 31, 2000. The increase is due to new orders for biometric identification assemblies and a significant increase in blood centrifuge orders received in the fourth quarter of 2001. The Company's backlog often fluctuates because large orders or releases are placed by customers who schedule delivery of the product over future months. The usual period between receipt of an order for a new assembly and the first delivery of the product by the Company is 2 to 6 months. The delivery period for subsequent orders generally is shorter than the period for the initial order. The Company believes its backlog is firm; however the Company's customers do not sign production contracts and the customers can reduce, reschedule, or cancel orders without contractual penalty.

Employees

        As of December 31, 2001, the Company had 109 employees, which includes 105 full time employees and four part time employees. As of December 31, 2000, the Company had 115 employees, which includes 110 full time employees and five part time employees.

ITEM 2. DESCRIPTION OF PROPERTY.

        The Company's executive offices and manufacturing facilities are located at 410 Eleventh Avenue South, Hopkins, Minnesota. The Company owns these facilities and the approximately 7.5 acres of land on which the facilities are located. These facilities consist of approximately 110,000 square feet of which approximately 13,000 square feet are devoted to office space, and 97,000 square feet are devoted to manufacturing, and warehouse purposes. Approximately 80% of the space is being utilized as of March 15, 2002. The Company considers these facilities to be well maintained, and in good operating condition, and believes that such manufacturing facilities can accommodate anticipated future growth. The Company has a real estate mortgage on the building with U.S. Bank National Association. The Company owed $2,820,198 on the loan at December 31, 2001. The Company pays $27,020 in principal on the loan on the first of each month through September 1, 2005 with a final payment on October 1, 2005 of the remaining balance. Interest is paid each month on the loan and is in addition to the principal payment.

        The Company owns or leases sufficient manufacturing equipment to generally enable it to meet its sales requirements. This equipment includes horizontal and vertical milling machines, grinders, lathes, chucking machines, drilling machines, sawing equipment, testing and inspection equipment, clean room facilities, and other close tolerance CNC machines. The production machines are computer controlled, which ensures that operations are repeatable.

ITEM 3. LEGAL PROCEEDINGS.

        During December 1997, when the Company undertook a Phase I and Phase II environmental assessment of its manufacturing facility, soil boring and groundwater work indicated the presence of potentially hazardous substances and petroleum products within the soil and groundwater located beneath the site. The Company notified the applicable regulatory agency (the Minnesota Pollution Control Agency), and is working with that agency to resolve these issues. However, because the results are still preliminary, the Company is not able to assess whether it will ultimately be held liable for the presence of these substances at the site nor is the Company able to assess its financial exposure if it is found liable. Because of financial conditions, no environmental work was performed during fiscal 2000. During August 2001, additional investigation work to further define the extent of ground water impact was completed. The results are generally consistent with previous site investigations. Further ground water investigation will be necessary to fully define the extent of ground water contamination. As of December 31, 2001, $15,000 has been accrued for the cost of additional environmental work.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-KSB, through the solicitation of proxies or otherwise.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT.

        The executive officers of the Company and their respective ages and offices held as of March 15, 2002, are as follows:

Name (age)	Position(s) with the Company
J. L. Reissner (61)	Chief Executive Officer and Secretary
Louis S. Matjasko (61)	President and Chief Operating Officer
Joseph A. Petrich (41)	Treasurer and Chief Financial Officer
Brian Kempski (46)	Vice President—Marketing and Sales

        Mr. Reissner was elected Chief Executive Officer in September 2001 and has served as Secretary of the Company and as a director since October 2000. He also served as Chief Financial Officer from September 2001 to March 2002. Mr. Reissner has been President of Activar, Inc., a company that operates as sixteen manufacturing divisions, since January 1996 and served as Chief Financial Officer of Activar from 1992 until becoming President.

        Mr. Matjasko joined the Company in December 2000 as Vice President—Operations and has been President and Chief Operating Officer of the Company since September 2001. Prior to joining the Company, he had been Divisional General Manager for two manufacturing businesses in California owned by Activar. Mr. Matjasko is a US Air Force Academy graduate, has two advanced engineering degrees from MIT, and an MBA.

        Mr. Petrich has served as Treasurer and Chief Financial Officer since March 2002. Mr. Petrich also serves as General Manager of Seelye Plastics, a member of the Activar group. He joined Seelye as Operations Manager in 1997 and became General Manager in 1998. Prior to joining Seelye, Mr. Petrich was a controller for Frank W. Griswold and Companies from 1980 through 1994. He has served as General Manger/Vice President of Sentry Technologies and Sentry Metal Forming from 1994 through 1995, and served as Chief Financial Officer for Famous Dave's of America from 1995 through 1996. Mr. Petrich is a graduate from Bethel College with a business management degree.

        Mr. Kempski joined the Company as Director of Sales in December of 1998 and has served as Vice President of Marketing and Sales since April 1999. Prior to joining the Company, Mr. Kempski served as Director of Sales for Motion Control Group from 1993 to 1998 and from 1990 to 1993, he served as Director of Engineering for that firm. Prior to 1990, Mr. Kempski served as Senior Product Engineer at Tonka Toys.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        Market Information.    The Company's Common Stock is traded in the local over-the-counter market ("OTC Bulletin Board") under the symbol "MGST." The following table sets forth, for each of the calendar periods indicated, the quarterly high and low bid quotations for the Company's Common Stock quoted on the OTC Bulletin Board. The prices in this table represent prices between dealers, and do not include adjustments for retail mark-ups, mark-downs or commissions and may not represent actual transactions.

Year		High		Low
2001:	First Quarter		$1.13		$.63
	Second Quarter		$1.00		$.38
	Third Quarter		$.70		$.05
	Fourth Quarter		$.65		$.05
2000:	First Quarter	$	..38	$	..16
	Second Quarter		$.25		$.01
	Third Quarter		$1.19		$.01
	Fourth Quarter		$1.63		$.50

        Holders.    As of December 31, 2001 there were approximately 1,115 registered record holders of the Company's Common Stock and 3 record holders of the Company's Series A Preferred Stock.

        Dividends.    No cash dividends were declared or paid by the Company during 2001 or 2000, and the Company does not intend to pay dividends on its Common Stock and Series A Preferred Stock in

the foreseeable future. The Company is prohibited from paying dividends on its Common Stock under agreements with its senior lender.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

General

        Through most of 2001, the Company continued to experience lower sales for its blood centrifuge models to the Company's largest customer. This customer has ordered and taken delivery of blood centrifuges at increased rates since the beginning of the fourth quarter. There can be no assurance that sales to the Company's largest customer will return to previous levels or that sales of other products will be sufficient to achieve positive cash flow or profitability. The Company's efforts to attract high-tech custom product customers resulted in further increased sales in that sector in 2001. The Company's ability to continue as a going-concern is dependent on its ability to increase sales from current levels and maintain adequate margins on sales. To help achieve that goal, the Company acquired two small businesses, one in November 2000 and one in February 2001. These operations accounted for approximately $2,200,000 in sales for 2001. If the Company is unable to increase sales from current levels and generate positive cash flows from operations, it would be unable to meet its debt service requirements and may be forced to cease operations or may need to seek protection under U.S. bankruptcy laws. Due to the lower sales and the resulting impact on cash, the Company completed equipment lease restructuring and the sale and leaseback of most of its equipment. The Company has reduced personnel, wages, and salaries in the second and third quarters, respectively.

Results of Operations

        Total revenues for 2001 were $9,721,461, compared to $10,769,298 for 2000. Net sales for 2001 from medical and industrial products were $4,895,846 and $1,359,456, respectively, compared to $7,437,222 and 2,630,803, respectively, for 2000. The Company's net sales decreased by 9.7% in 2001 from 2000, compared to a decrease in net sales of 6.4% in 2000 from 1999. Two new product lines (from acquisitions) for 2001, magnets and high-tech factory conveyors contributed net sales of $1,254,903 and $1,008,827, respectively. The majority of the sales decrease for 2001 as compared to 2000 was due to a reduction in sales to medical, laboratory, cryogenic and engine product customers.

        Cost of sales was $10,603,509 for 2001, compared to $9,971,781 in 2000. The increase in cost of sales of 6.3% was primarily due to a strategic investment in factory labor infrastructure to support higher sales volumes expected in 2002. The soft manufacturing economy reduced sales and profit margins in 2001, with a noticeable recovery in the fourth quarter of 2001 that appears to be continuing in the first quarter of 2002. On March 21, 2001, the Company entered into a sale leaseback agreement with Activar Properties, Inc. ("Lessor"), which is owned by a major shareholder of the Company. The result of this agreement reduced depreciation expense and increased equipment lease expense for 2001.

        Gross profit was -9.1% for 2001, compared to 7.4% in 2000. This decrease in gross profit was due to the factors discussed above.

        Selling, general and administrative expenses were $2,281,250 or 23.5% of net sales in 2001, compared to $1,921,373 or 17.8% of net sales in 2000. The 18.7% increase in selling, general and administrative expenses is due primarily to additional sales and administrative operating expenses associated with the acquisitions of MagStar Technologies in November of 2000 and Quickdraw Conveyor Systems, Inc. on February 23, 2001. The Company incurred $100,984 in expenses associated with a private placement of debentures that was terminated. The gain on sale of equipment for 2001 was $263,316.

        As a consequence of the foregoing factors, the Company had an operating loss in 2001 of $3,163,298, compared to an operating loss of $1,123,856 in 2000, an increase in operating loss of 181.5%.

        Interest expenses in 2001 were $592,740, compared to $779,379 in 2000. This reduction is primarily from interest rate declines and restructuring of the trade debt begun in 2000. Realized income from debt restructuring in 2001 compared to 2000 was $94,037 and $601,786, respectively.

        The Company had a net loss of $3,550,033 or $.36 per share in 2001, compared to a net loss of $1,208,639 or $.21 per share in 2000. The increase in net loss resulted from the factors discussed above.

        The Company recorded a net loss for 2001 and consequently did not record a provision for income taxes and, generally, does not pay regular income taxes because of the availability of its net operating loss carryforwards. The Company is, however, generally subject to alternative minimum tax under the Internal Revenue Code of 1986, as amended (the "Code"), because only 90% of the net operating loss carryforward is allowed as a deduction before arriving at the alternative minimum taxable income. Therefore, 10% of the Company's taxable income, of which there was none in 2001, is generally subject to the flat alternative minimum tax rate of 21%.

        The effect of inflation on the Company's results has not been significant.

        Liquidity and Capital Resources.    At December 31, 2001, the Company had a working capital deficit of $8,195,095, compared to a working capital deficiency of $5,461,010 at December 31, 2000. The current ratio was .28 at December 31, 2001, compared to .41 at December 31, 2000. The increase in the working capital deficit and the decrease in the current ratio are primarily due to an increase in notes payable-related parties and a decrease in accounts receivable.

        On October 10, 2000, the Company and US Bancorp entered into an amended and restated senior credit agreement consisting of an asset-based line of credit with availability of up to $1,500,000, subject to a borrowing base limitation of 80% of the Company's eligible accounts receivable plus $250,000, and three term notes of $2,800,000, ("Term Note A"), $1,100,000 ("Term Note B") and $1,325,000 ("Term Note C"). Although the line of credit is due December 1, 2002, US Bancorp has the right to demand payment at any time. In addition, although the term notes have scheduled repayment dates, the term notes may be due upon demand in the event that US Bancorp requires demand repayment under the credit facilities. The credit facilities agreement also includes a subjective material adverse change clause under which the borrowings could become due and payable. Accordingly, the Company has classified all of the amounts owing under the credit facilities at December 31, 2001 and 2000, as current liabilities.

        On March 21, 2001, the Company paid Term Loan B in full, using proceeds from the sale-leaseback of fixed assets to a related party. On November 30, 2001 the Company borrowed $398,478 against Term Note A, using the funds to pay property taxes. On November 30, 2001, the Company and US Bancorp amended the credit agreement to availability of up to $1,750,000, subject to a borrowing base limitation of 80% of the Company's eligible accounts receivable plus 40% of raw materials and 30% of finished goods. The credit facilities are collateralized by substantially all the assets of the Company.

        The Company is obligated to make monthly payments of principal in the amount of $27,020 plus interest against Term Note A through September 1, 2005, with a final payment of $1,604,298 on October 1, 2005. Term Note C is due and payable in full on September 30, 2003. However, in the event that the line of credit and Term Loan A are paid in full on or before September 30, 2003 or on October 1, 2003 the Company has fully complied with the terms of the Credit Instruments and no Default or Event of Default (as defined in the Credit Instruments) exists, Term Note C shall be forgiven.

        The Company had negative cash flows from operations of $2,421,716 for the year ended December 31, 2001, compared to negative cash flows from operations of $1,649,382 for the year ended December 31, 2000. The decrease in cash flows from operations for the year ended December 31, 2001 was due primarily to the net loss, a decrease in accrued expenses and the non-cash gain realized on the trade debt restructuring. The Company's ability to meet its continuing cash requirements in the future is dependent on achieving adequate sales and margins from its manufacturing operations.

        Net cash provided by investing activities was $1,875,886 for the year ended December 31, 2001, compared to $1,459 for the year ended December 31, 2000. This increase in 2001 was primarily due to proceeds generated from a sale and leaseback of most of the Company's equipment.

        Net cash provided by financing activities was $545,830 for the year ended December 31, 2001, compared to cash provided by financing activities of $1,647,923 for the year ended December 31, 2000. The decrease in net cash provided by financing activities in 2001 was due to payoffs of some capital lease obligations and cash generated through a private placement of stock in 2000. The Company made principal payments of approximately $384,141 on equipment debt.

        On March 21, 2001, the Company entered into two Master Equipment Lease Agreements with Activar Properties, Inc. ("Lessor"), which is owned by a major shareholder of the Company. Under these agreements, the Company has leased two sets of equipment for terms of 61 months and 25 months, respectively, for monthly payments of $30,279 and $17,399, respectively. The Lessor has assigned its rights under these leases to its bank. The Company believes that the terms and conditions of these agreements are substantially the same as the terms and conditions on which it could have leased similar equipment from an unaffiliated third party. Proceeds from the sale were used to pay off Term Note B in the principal amount of $1,027,000 plus accrued interest due to the bank (Note 3) and pay off $540,034 owed to Activar, Inc. for equipment purchases.

        Throughout 2001, the Company borrowed monies from Activar, Inc. to fund operations. These loans are supported by promissory notes that are due on demand and bear interest at 10%. The Company believes that the terms and conditions of the promissory notes given to Activar are at least as favorable as the terms and conditions on which the Company could have obtained credit from an unaffiliated third party.

        In 2001, the Company initiated a private placement offer of debentures that was ultimately terminated. Proceeds from the debentures would have been used to pay off certain debt and provide additional operating cash. During the fourth quarter of 2001, the Company achieved a break-even cash flow reducing the need for additional operating cash. The Company believes it will achieve a positive cash flow from operations in 2002. The Company does not anticipate a need for significant capital expenditures in 2002. Cash will be required to meet existing obligations.

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

        During December 1997, when the Company undertook a Phase I and Phase II environmental assessment of its manufacturing facility, soil boring and groundwater work indicated the presence of potentially hazardous substances and petroleum products within the soil and groundwater located beneath the site. The Company notified the applicable regulatory agency (the Minnesota Pollution Control Agency), and is working with that agency to resolve these issues. However, because the results are still preliminary, the Company is not able to assess whether it will ultimately be held liable for the presence of these substances at the site nor is the Company able to assess its financial exposure if it is found liable. Because of financial conditions, no environmental work was performed during fiscal 2000. During August 2001, additional investigation work to further define the extent of ground water impact was completed. The results are generally consistent with previous site investigations. Further ground water investigation will be necessary to fully define the extent of ground water contamination. As of December 31, 2001, $15,000 has been accrued for the cost of additional environmental work.

        Subsequent Event.    On January 21, 2002, the Company borrowed $500,000 from Richard F. McNamara on a term note that bears interest at 12%. Interest is payable monthly, with the principal balance due and payable on January 10, 2005. Mr. McNamara received warrants for the purchase of 250,000 shares of common stock of the Company and holds a mortgage on the real property. Proceeds from this note were used to pay off $400,000 in debentures issued in 1998 and 1999 and accrued interest thereon.

        Business Conditions.    The Company incurred a net loss of $3,550,033 for the year ended December 31, 2001, and has a working capital deficit and stockholders' deficiency of $8,195,095 and $7,116,773, respectively, at December 31, 2001.

        Management's plans and objectives to improve the financial condition of the Company include the following:

  •
  Expand the volume of business in the factory automation segments of the market by offering engineering solutions and assembly services to the developed customer base as their demand develops early in this year.

  •
  Expand the volume of business in factory automation and motion control with their acquired business units—factory conveyor systems and rare earth magnetics.

  •
  Expand the volume of business in motion control by offering new products and assemblies to a broader base of customers.

  •
  Expand business, based on core technical competencies, with new medical, magnetic and biometrics customers.

  •
  Improve productivity and control costs and expenses commensurate with the Company's current sales levels in an effort to generate cash flows from operations.

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

        Summary.    The Company had a disappointing year in that it incurred losses again in 2001. The integration of two acquired businesses resulted in additional expenses through most of the year and the general economic slow down since the first quarter significantly delayed and reduced planned business. The Company did continue to see its investment in the high-tech spindle business pay off with increased sales in that area, and the two acquisitions provide the Company with further potential for increased sales. Increased fourth quarter business from the Company's largest customer and new centrifuge and biometrics business continue strongly into 2002. While none of these events by themselves assures the Company's return to profitability, the Company believes it has positioned itself to move towards profitability.

  Factors That May Affect Future Results.

        Dependence on Major Customers.    Sales were primarily affected by a significant reduction in orders from medical and laboratory products customers of approximately $2,600,000, and cryogenic engine products customers of approximately $900,000. These reductions were driven by lower demand and excess inventories of their customers. Lower demand in other medical, semi-conductor and automation markets limited growth in motion control, magnets, and factory and OEM equipment applications for the spindle, electro magnet and conveyor lines. Sales in these areas offset the above reductions by approximately $2,500,000.

        Demand from the Company's major medical customer has increased since the fourth quarter, while laboratory products sales were minimal at year-end. The Company continues to take orders from this major medical customer and expects overall business with that customer to remain steady for 2002. However, no assurance can be given that sales to this customer will reach or exceed the previous levels of 2000. Laboratory product markets are still depressed and continue to be supplied from excess customer inventory. The Company has no production contracts with its major medical customer and believes that reductions in orders from this customer would have a material adverse effect on its future operating results.

        Dependence on New Products and Continued Growth in Sales Volume.    The Company's future success will depend on its ability to secure additional contract manufacturing business, develop new customers for products it currently manufactures under its own trade names, Quickdraw conveyors, oil centrifuges, and actuators, obtain production orders for prototype products including motion control, magnetic, and centrifuge assemblies, and maintain a satisfactory volume of orders for current customers. Efforts in this direction are initially promising. Shipments to a new blood centrifuge customer and biometrics equipment manufacturer are expected to begin to add revenue early in the second quarter of 2002.

        Competition.    The Company believes that the principal elements of competition are quality, service, delivery, price and meeting customer requirements. Some aspects of the contract manufacturing business in which the Company engages are highly price competitive. This is true particularly for machining and discrete components. Although the Company believes its engineering capability is a competitive advantage, and that it offers the increased value add of assistance and solutions for improved design, manufacturability and reliability of higher level assemblies, customers may not change from suppliers of discrete components. Company management believes the Company represents only a small portion of the aggregate national sales of contract manufacturing services.

  Impact of Recent Accounting Pronouncements.

        The Financial Accounting Standards Board (FASB) recently issued Statement of Financial Accounting Standards (SFAS) 141 "Business Combinations." This Statement addresses financial accounting and reporting for business combinations. It eliminates the pooling-of-interests method and requires all business combinations be accounted for using the purchase method. The provisions of the Statement apply to all business combinations initiated after June 30, 2001, and to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. Adoption of the new standard will have no initial effect on the Company's financial statements.

        The FASB also recently issued SFAS 142 "Goodwill and Other Intangible Assets." This Statement addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition. It also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Under the new standard amortization of existing goodwill ceases upon adoption of SFAS 142 and is replaced by periodic evaluation for impairment using specific methodology. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The Company will apply SFAS 142 beginning with the first quarter of its fiscal year ending December 31, 2002. The effects of adoption of SFAS 142 on the Company's financial statements are not determinable currently or for any future periods.

        In June 2001, the FASB issued SFAS 143 "Accounting for Asset Retirement Obligations." SFAS 143 is effective for fiscal year beginning after June 15, 2002. The Company is currently evaluating the impact of SFAS 143.

        In August 2001, the FASB issued SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supercedes SFAS 121 and is effective for financial statements issued for fiscal years beginning after December 31, 2001. The provisions of SFAS 144 generally are to be applied prospectively. The Company is currently evaluating the impact of SFAS 144.

ITEM 7. FINANCIAL STATEMENTS.

        The following Financial Statements and Report of Independent Accountants thereon are included herein (page numbers refer to pages in this Report):

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        The information required by Item 304 of Regulation S-B regarding the change in the Company's accountants was previously filed as part of the Company's Current Report on Form 8-K filed on January 22, 2001.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

          (a)  Directors of the Registrant.

Name	Age	Position
R.F. McNamara	68	Chairman of the Board and Director
Michael J. Tate	62	Director, former President, Chief Executive Officer and Chief Financial Officer
J.L. Reissner	61	Director, Chief Executive Officer and Secretary

        Mr. McNamara has served as Chairman of the Board and as a director of the Company since October 2000. Since 1978, Mr. McNamara has been the owner of Activar, Inc., a company that operates as sixteen manufacturing divisions. Mr. McNamara is a director of various other companies including Rimage Corporation and TCF Financial Corporation.

        Mr. Tate retired as Chief Executive Officer, President and Chief Financial Officer of the Company in September 2001. He had been an employee director of the Company since April 1998. During 1999, another individual was Chief Financial Officer until he resigned that position in December 1999 at which time Mr. Tate, again, became Chief Financial Officer. Previously, he served as Vice President/Chief Operating Officer of Minnesota Valley Engineering from August 1996 until joining the Company. Prior to 1996, Mr. Tate held other positions at Minnesota Valley Engineering, including Vice President/General Manager Industrial Business Unit from March 1993 to August 1996 and Vice President Finance/Treasurer from September 1989 to March 1993.

        Mr. Reissner was elected CEO in September 2001 and has served as Secretary of the Company and as a director since October 2000. He also served as Chief Financial Officer from September 2001 to March 2002. Mr. Reissner has been President of Activar, Inc. since January 1996 and served as Chief Financial Officer of Activar from 1992 until becoming President. Mr. Reissner is a director of several other companies, including Rimage Corporation.

          (b)  Executive Officers of the Registrant.

        The information concerning Executive Officers of the Company is included in this Report under Item 4A, Executive Officers of the Registrant.

          (c)  Compliance with Section 16(a) of the Exchange Act.

        Section 16(a) of the Securities Exchange Act of 1934 requires the directors and executive officers of the Company and all persons who beneficially own more than 10% of the outstanding shares of common stock of the Company to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of the common stock. Executive officers, directors and greater than 10% beneficial owners are also required to furnish the Company with copies of all Section 16(a) forms they file. Based upon a review of the copies of such reports furnished to the Company and upon other information known to the Company, the Company believes that all filing requirements applicable to its directors, executive officers and beneficial owners of more than 10% of the Company's outstanding shares of common stock were complied with during the fiscal year ended December 31, 2001 except that Louis S. Matjasko, President of the Company, failed to make a required filing on Form 3 upon being appointed to such office.

ITEM 10. EXECUTIVE COMPENSATION.

  Summary of Cash and Other Compensation

        The following table provides summary information concerning cash and non-cash compensation paid to or earned by the Company's Chief Executive Officer and executive officers of the Company who received or earned cash and non-cash salary and bonus of more than $100,000, for the fiscal year ended December 31, 2001.

Summary Compensation Table

Long-Term Compensation Securities Underlying Options (#)
Annual Compensation
Name and Principal Position					All Other Compensation ($)
	Year	Salary ($)
Michael J. Tate(1) Former President, Chief Executive Officer and Chief Financial Officer	2001 2000 1999	$ $ $	126,805 153,856 146,153	0 0 50,000	0 0 0
J. L. Reissner(2) Chief Executive Officer and Chief Financial Officer	2001 2000		0 0	0 0	0 0
Louis S. Matjasko(3) President and Chief Operating Officer	2001		$131,318	50,000	0
Brian A. Kempski Vice President, Marketing and Sales	2001 2000 1999	$ $ $	124,527 116,708 97,203	50,000 0 75,000	0 0 0

(1)
Mr. Tate retired in September 2001.

(2)
Mr. Reissner became Chief Executive Officer and Chief Financial Officer in September 2001.

(3)
Mr. Matjasko became President and Chief Operating Officer in September 2001.

  Option Grants

        The following table sets forth information regarding options to purchase Common Stock of the Company granted to the named executive officers of the Company during the fiscal year ended December 31, 2001.

Option Grants During Fiscal Year Ended December 31, 2001

Name	Number of Securities Underlying Options Granted (#)	Percent of Total Options Granted to Employees in Fiscal Year	Exercise Price ($/Sh)	Expiration Date
Michael J. Tate(1)	0	—	—	—
J. L. Reissner	0	—	—	—
Louis S. Matjasko	50,000(2)	18.1%	$0.50	1/26/11
Brian A. Kempski	50,000(2)	18.1%	$0.50	1/26/11

(1)
At the time of Mr. Tate's retirement in September 2001, the Company and Mr. Tate entered into an Option Amendment Agreement which provided for the immediate vesting (to the extent not previously vested) and extension of exercisability to September 30, 2006 of options originally granted to Mr. Tate in April 1998 for 50,000 shares at $0.88 per share, in October 1998 for 6,058 shares at $0.8281 per share and in July 1999 for 50,000 shares at $0.50 per share.

(2)
These options become exercisable in three equal annual installments commencing on January 26, 2001.

  Option Exercises and Values of Unexercised Options

        The following table sets forth information regarding options to purchase Common Stock of the Company exercised by the named executive officers of the Company during the fiscal year ended December 31, 2001 and the number and value of unexercised options held by them at that date.

Option Exercises During Fiscal Year Ended December 31, 2001
and Fiscal Year End Option Values

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Unexercised Options at FY-end (#) Exercisable/ Unexercisable	Value of Unexercised in-the-Money Options at FY- end ($) Exercisable/ Unexercisable(1)
Michael J. Tate	0	0	106,058/0	—/—
J. L. Reissner	0	0	0/0	—/—
Louis S. Matjasko	0	0	16,667/ 33,333	—/—
Brian A. Kempski	0	0	91,667/ 33,333	—/—

(1)
These amounts represent the difference between the exercise price of the in-the-money options and the market price of the Company's Common Stock on December 31, 2001. The last reported sale on the OTC Bulletin Board on that date was at $0.10. Options are in-the-money if the market value of the shares covered thereby is greater than the option exercise price.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

PRINCIPAL SHAREHOLDERS AND BENEFICIAL
OWNERSHIP OF MANAGEMENT

        The following table sets forth information known to the Company with respect to the beneficial ownership of each class of the Company's capital stock as of March 15, 2002 for (1) each person known by the Company to beneficially own more than 5% of any class of the Company's voting securities, (2) each of the executive officers named in the Summary Compensation Table under the heading "Executive Compensation and Other Benefits," (3) each of the Company's directors and (4) all of the Company's executive officers and directors as a group. Except as otherwise indicated, the Company believes that each of the beneficial owners of the Company's capital stock listed below, based on information provided by these owners, has sole investment and voting power with respect to its shares, subject to community property laws where applicable.

					Common Stock and Common Stock Equivalents (1)	Percent of Total Voting Power (2)
	Common Stock		Series A Preferred Stock
Name
	Number	Percent	Number	Percent
Perkins Capital Management 730 East Lake Street Wayzata, MN 55391-1769	931,565(3)	10.7%	0	—	931,565	9.6%
Activar, Inc. 7808 Creekridge Circle Suite 200 Minneapolis, MN 55439	2,187,500(4)	25.0%	625,000	62.5%	2,812,500	28.9%
R.F. McNamara 7808 Creekridge Circle Suite 200 Minneapolis, MN 55439	2,454,167(5)	27.2%	625,000	62.5%	3,079,167	31.6%
J.L. Reissner 7808 Creekridge Circle Suite 200 Minneapolis, MN 55439	3,079,167(6)	35.2%	875,000	87.5%	3,954,167	40.6%
Michael J. Tate 410 11th Avenue South Hopkins, MN 55343	833,403(7)	9.4%	125,000	12.5%	958,403	9.8%
Louis S. Matjasko 410 11th Avenue South Hopkins, MN 55343	50,001(8)	*	0	—	50,001	*
Brian A. Kempski 410 11th Avenue South Hopkins, MN 55343	111,668(9)	1.3	0	0.0%	111,668	1.1
All executive officers and directors as a group (5 persons)	4,340,906(10)	46.5%	1,000,000	100.0%	5,340,906	51.6%

*
less than 1%.

(1)
As of March 15, 2002, unless otherwise noted, all of the shares shown are held by individuals or entities possessing sole voting and investment power with respect to such shares.

(2)
Shares not outstanding but deemed beneficially owned by virtue of the right of a person or member of a group to acquire them within 60 days are treated as outstanding only when determining the amount and percent owned by such person or group.

(3)
According to a Schedule 13G/A, dated January 25, 2002, as filed with the Securities and Exchange Commission, Perkins Capital Management, Inc. has sole voting power with respect to 85,834 of such shares, and sole dispositive power over all such shares. These shares include 50,000 shares of common stock that Mr. Perkins has the right to acquire within 60 days upon the exercise of a warrant.

(4)
Activar, Inc. has sole dispositive and voting power with respect to such shares.

(5)
Includes 16,667 shares of common stock that Mr. McNamara has the right to acquire within 60 days upon the exercise of options and 250,000 shares of common stock that Mr. McNamara has the right to acquire within 60 days upon the exercise of warrants. Mr. McNamara has shared dispositive power with respect to 2,187,500 of these shares and sole voting power over all such shares.

(6)
Includes 16,667 shares of common stock that Mr. Reissner has the right to acquire within 60 days upon the exercise of options. Mr. Reissner has shared dispositive power with respect to 2,812,500 shares and sole dispositive and voting power over 1,141,667 shares. Includes shares from footnote 4.

(7)
Includes 106,058 shares of common stock and 50,000 shares of common stock that Mr. Tate has the right to acquire within 60 days upon the exercise of options and warrants, respectively.

(8)
Consists of 50,001 shares of common stock that Mr. Matjasko has the right to acquire within 60 days upon the exercise of options.

(9)
Consists of 111,668 shares of common stock that Mr. Kempski has the right to acquire within 60 days upon the exercise of options.

(10)
Includes an aggregate of 301,061 shares of common stock and 300,000 shares of common stock that executive officers and directors have the right to acquire within 60 days upon the exercise of options and warrants, respectively.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        Michael J. Tate, former President, Chief Executive Officer and Director, received 100,000 shares of restricted stock in lieu of $50,000 in salary compensation per a one year agreement ended May 31, 2000.

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

        On March 21, 2001, the Company entered into two Master Equipment Lease Agreements with Activar Properties, Inc. ("Lessor"), an affiliate of Activar, Inc. Under these agreements, the Company leased two sets of equipment for terms of 61 months and 25 months, respectively, for monthly payments of $30,279 and $17,399, respectively. The Lessor assigned its rights under these leases to its bank. The Company believes that the terms and conditions of these agreements are substantially the same as the terms and conditions on which it could have leased similar equipment from an unaffiliated third party. Proceeds from the sale were used to pay off a promissory note in the principal amount of $1,027,000 plus accrued interest due under the Company's bank credit agreement and to pay off $540,034 owed to Activar, Inc. for equipment purchases.

        Throughout 2001, the Company borrowed monies from Activar, Inc. to fund operations. These loans are supported by promissory notes that are due on demand and bear interest at 10%. The Company believes that the terms and conditions of the promissory notes given to Activar are at least as favorable as the terms and conditions on which the Company could have obtained credit from an unaffiliated third party.

        On January 21, 2002, the Company borrowed $500,000 from Richard F. McNamara, a director, Chairman and major shareholder of the Company, on a term note that bears interest at 12%. Interest is payable monthly, with the principal balance due and payable on January 10, 2005. Mr. McNamara received warrants for the purchase of 250,000 shares of Common Stock of the Company and holds a mortgage on the real property of the Company. Proceeds from this note were used to pay off $400,000 in debentures which had been issued in 1998 and 1999 and accrued interest thereon. The Company believes that the terms and conditions of this financing are substantially the same as the terms and conditions on which the Company could have obtained similar credit from an unaffiliated third party.

PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

        The exhibits to this Report are listed in the Exhibit Index on pages 40 to 42 of this Report.

        A copy of any of the exhibits listed or referred to above will be furnished at a reasonable cost to any person who was a shareholder of the Company as of March 15, 2002, upon receipt from any such person of a written request for any such exhibit. Such request should be sent to MagStar Technologies, Inc., 410 Eleventh Avenue South, Hopkins, Minnesota 55343, Attention: Investor Relations.

        The following is a list of each management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Report, the location of which is indicated in the Exhibit Index of this Report:

(1)
Incentive Stock Option Plan of the Company, as amended effective December 17, 1987

(2)
Directors Stock Option Plan of the Company

(3)
1991 Non-Employee Director Stock Option Plan

(4)
1991 Stock Option Plan, as amended

(5)
1997 Non-Employee Director Stock Option Plan

(6)
2001 Stock Option Plan

(7)
2001 Employee Stock Purchase Plan

(8)
Option Amendment Agreement, dated October 1, 2001 by and between Michael J. Tate and the Company

(b)  Reports on Form 8-K

        None

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 29, 2002	MAGSTAR TECHNOLOGIES, INC.
	By:	/s/ LOUIS S. MATJASKO Louis S. Matjasko President and Chief Operating Officer.

        Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below on March 29, 2002 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title

/s/ R.F. MCNAMARA R.F. McNamara	Chairman of the Board and Director
/s/ J.L. REISSNER J.L. Reissner	Chief Executive Officer and Director (Principal Executive Officer)
/s/ MICHAEL J. TATE Michael J. Tate	Director
/s/ JOSEPH A. PETRICH Joseph A. Petrich	Treasurer and Chief Financial Officer (Principal Financial Officer)
/s/ DIANNE SCHMIESS Dianne Schmiess	Controller (Principal Accounting Officer)

MagStar Technologies, Inc.
(formerly Reuter Manufacturing, Inc.)
Report on Audits of Financial Statements for the
Years Ended December 31, 2001 and 2000

INDEPENDENT AUDITORS' REPORT

Stockholders and Board of Directors
MagStar Technologies, Inc.
(formerly Reuter Manufacturing, Inc.)
Hopkins, Minnesota

        We have audited the accompanying balance sheets of MagStar Technologies, Inc. (formerly Reuter Manufacturing, Inc.), as of December 31, 2001 and 2000 and the related statements of operations and stockholders' deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MagStar Technologies, Inc. as of December 31, 2001 and 2000, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

                      /s/ Virchow, Krause & Company, LLP

Minneapolis, MN
March 1, 2002

MagStar Technologies, Inc.

(formerly Reuter Manufacturing, Inc.)

Balance Sheets

At December 31, 2001 and 2000

	2001	2000
ASSETS
Current assets:
Cash	$500	$500
Accounts receivable, net	1,200,782	1,814,791
Inventories	1,855,104	1,898,086
Other current assets	90,110	38,414

Total current assets	3,146,496	3,751,791
Property, plant and equipment, net	2,003,960	2,820,048

Total assets	$5,150,456	$6,571,839

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Senior debt	$5,504,966	$6,643,960
Current maturities of capital lease obligations	186,542	405,270
Debentures payable, related parties	375,000	—
Payable to related parties	738,310	55,000
Checks issued in excess of cash in bank	134,247	106,502
Accounts payable	779,933	513,434
Accounts payable, settlement	188,103	—
Deferred gain on sale-leaseback	353,448	—
Accrued expenses	638,129	1,111,942
Note payable—related parties	2,442,913	376,693

Total current liabilities	11,341,591	9,212,801
Debentures payable, related parties	—	377,920
Capital lease obligations, less current maturities	132,093	297,506
Accounts payable, settlement	—	242,972
Deferred gain on sale-leaseback	777,881	—
Other liabilities	15,664	28,380

Total liabilities	12,267,229	10,159,579

Stockholders' deficiency:
Series A preferred stock, par value $.1875 per share, authorized 2,500,000 shares	187,500	187,500
Preferred stock, undesignated, par value $.1875 per share, authorized 7,500,000 shares, none issued and outstanding	—	—
Common stock, par value $.1875 per share, authorized 30,000,000 shares	1,638,782	1,638,782
Additional paid-in capital	17,839,979	17,818,979
Accumulated deficit	(26,783,034)	(23,233,001)

Total stockholders' deficiency	(7,116,773)	(3,587,740)

Total liabilities and stockholders' deficiency	$5,150,456	$6,571,839

The accompanying notes are an integral part of the financial statements.

MagStar Technologies, Inc.

(formerly Reuter Manufacturing, Inc.)

Statements of Operations

At December 31, 2001 and 2000

	2001	2000
Net sales	$9,721,461	$10,769,298
Cost of sales	10,603,509	9,971,781

Gross profit (loss)	(882,048)	797,517
Selling, general and administrative expenses	2,281,250	1,921,373

Operating loss	(3,163,298)	(1,123,856)

Other income (expense)
Interest expense	(592,740)	(779,379)
Other, net	111,968	92,810

Total other expense, net	(480,772)	(686,569)

Loss before extraordinary item	(3,644,070)	(1,810,425)
Extraordinary item, income from trade debt restructuring	94,037	601,786

Net loss	$(3,550,033)	$(1,208,639)

Loss per share—basic and diluted:
Loss before extraordinary items	$(0.37)	$(0.31)
Extraordinary item	0.01	0.10

Net loss	$(0.36)	$(0.21)

Weighted average shares outstanding	9,740,173	5,847,706

The accompanying notes are an integral part of the financial statements.

MagStar Technologies, Inc.

(formerly Reuter Manufacturing, Inc.)

Statements of Stockholders' Deficiency

For the years ended December 31, 2001 and 2000

	Series A Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-in Capital	Unearned Compensation	Accumulated Deficit	Total
Balances, December 31, 1999	—	$—	4,999,385	$937,385	$17,871,759	$(20,831)	$(22,024,362)	$(3,236,049)
Private placement of preferred and common stock	1,000,000	187,500	3,500,000	656,250	(43,750)			800,000
Issuance of common stock			240,788	45,147	(9,030)			36,117
Amortization of deferred compensation						20,831		20,831
Net loss							(1,208,639)	(1,208,639)

Balances, December 31, 2000	1,000,000	187,500	8,740,173	1,638,782	17,818,979	—	(23,233,001)	(3,587,740)
Compensation expense					21,000			21,000
Net loss							(3,550,033)	(3,550,033)

Balances, December 31, 2001	1,000,000	$187,500	8,740,173	$1,638,782	$17,839,979	$—	$(26,783,034)	$(7,116,773)

The accompanying notes are an integral part of the financial statements.

MagStar Technologies, Inc.

(formerly Reuter Manufacturing, Inc.)

Statements of Cash Flows

For the years ended December 31, 2001 and 2000

	2001	2000
Cash flows from operating activities:
Net loss	$(3,550,033)	$(1,208,639)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	369,168	600,408
Gain from trade debt restructuring	(94,037)	(601,786)
Gain on sale of fixed assets	(34,321)	(4,110)
Amortization of debt discount	22,080	22,080
Deferred compensation	—	20,831
Stock options as compensation	21,000	—
Gain on sale/leaseback	(263,316)	—
Changes in operating assets and liabilities:
Accounts receivable	614,009	(325,208)
Inventories	42,982	(434,989)
Other current assets	(51,696)	(28,914)
Accounts payable	305,667	(89,882)
Accrued expenses	(473,813)	410,792
Payable to related parties	683,310	—
Other liabilities	(12,716)	(9,965)

Net cash used in operating activities	(2,421,716)	(1,649,382)

Cash flows from investing activities:
Capital expenditures	(391,255)	(2,651)
Proceeds from sale/leaseback	1,987,141	—
Proceeds from the sale of fixed assets	280,000	4,110

Net cash provided by investing activities	1,875,886	1,459

Cash flows from financing activities:
Proceeds from line of credit and senior debt	11,535,643	12,877,439
Repayments of line of credit and senior debt	(12,674,637)	(11,569,573)
Proceeds from private placement of stock	—	800,000
Proceeds from notes payable—related parties	2,066,220	55,000
Repayments of notes payable—related parties	(25,000)	—
Payments of capital lease obligations	(384,141)	(189,826)
Increase (decrease) in checks issued in excess of cash in bank	27,745	(325,117)

Net cash provided by financing activities	545,830	1,647,923

Net change in cash	—	—
Cash, beginning of year	500	500

Cash, end of year	$500	$500

Supplemental disclosures of cash flow information:
Cash paid for interest	$561,601	$657,333
Noncash investing and financing activities:
Purchase of equipment in exchange for notes payable	—	15,071
Purchase of accounts receivable and inventories for notes payable	—	376,693

The accompanying notes are an integral part of the financial statements.

MagStar Technologies, Inc.

(formerly Reuter Manufacturing, Inc.)

Notes to Financial Statements

1.    Business Description and Conditions

  Business Description

        MagStar Technologies, Inc. (formerly Reuter Manufacturing, Inc.), (the Company), is principally a contract manufacturer of precision-machined components, used in electro-mechanical assemblies and devices for medical, magnetic, motion control, and industrial original equipment manufacturers ("OEM"). The Company manufactures on a contract basis, among other items, close tolerance bearing-related assemblies for the medical device industry. In order to differentiate itself from its competitors, the Company emphasizes its design engineering and manufacturing engineering capability and support. The Company also manufactures and sells under the Reuter ® name; self-powered oil centrifuges and hydraulic actuators, which are sold by the Company's sales force and distributor network to OEM's, end users and distributors. Under the Quickdraw Conveyor Systems name, acquired in February 2001, the Company manufactures and sells to OEM equipment manufacturers and end users in the medical, semiconductor and factory automation markets.

  Troubled Financial Condition and Management's Plans

        The Company has experienced a net loss of $3,550,033 for the year ended December 31, 2001, has a working capital deficit of $8,195,095 and stockholders' deficiency of $7,116,773 at December 31, 2001.

        Management's plans and objectives to improve the financial condition of the Company are as follows:

  •
  Expand the volume of business in the factory automation segments of the market by offering engineering solutions and assembly services to the developed customer base as their demand develops early in this year.

  •
  Expand the volume of business in factory automation and motion control with their acquired business units—factory conveyor systems and rare earth magnetics.

  •
  Expand the volume of business in motion control by offering new products and assemblies to a broader base of customers.

  •
  Expand business, based on core technical competencies, with new medical, magnetic and biometrics customers.

  •
  Improve productivity and control costs and expenses commensurate with the Company's current sales levels in an effort to generate cash flows from operations.

        There can be no assurance that management will be able to accomplish all of the above plans and objectives or achieve the necessary improvements in its cash flows and financial position to meet its obligations as they become due.

        The Company's ability to continue operations is dependent on its ability to increase sales and maintain adequate margins on sales, as well as its ability to maintain its credit facilities. In addition, if the Company is unable to increase sales from current levels and generate positive cash flows from operations, it would be unable to meet its debt service requirements and may be forced to cease operations or seek protection under U.S. bankruptcy laws.

        Accordingly, there can be no assurance that the Company will continue as a going concern in its current form. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.    Significant Accounting Policies

  Accounts Receivable

        The Company extends unsecured credit to customers in the normal course of business and believes all accounts receivable in excess of the allowance for doubtful accounts to be fully collectible. If accounts receivable in excess of the provided allowance are determined uncollectible, they are charged to expense in the year that determination is made.

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

  Carrying Value of Financial Instruments

        The carrying value of the Company's financial instruments approximates fair value at December 31, 2001 and 2000.

  Net Loss Per Share

        Basic loss per share is computed using the weighted average number of shares outstanding for the period. Diluted loss per share is computed using the weighted average number of shares outstanding per share adjusted for the incremental shares attributed to outstanding stock options under the Company's stock option plans and stock purchase warrants.

        Incremental shares attributable to the assumed exercise of stock options and stock purchase warrants for the years ended December 31, 2001 and 2000 were excluded from the computation of diluted earnings per share as their effect would be anti-dilutive.

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

  Self-Funded Employee Medical Benefits

        The Company participates in a self-insured employee health insurance plan administered by an outside party. The Company is required to pay up to $30,000 of annual medical claims per participant. The annual plan medical claims will vary depending upon the number of employees and their level of participation.

  Impact of Recent Accounting Pronouncements

        The Financial Accounting Standards Board (FASB) recently issued Statement of Financial Accounting Standards (SFAS) 141 "Business Combinations." This Statement addresses financial accounting and reporting for business combinations. It eliminates the pooling-of-interests method and requires all business combinations be accounted for using the purchase method. The provisions of the Statement apply to all business combinations initiated after June 30, 2001, and to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. Adoption of the new standard will have no initial effect on the Company's financial statements.

        The FASB also recently issued SFAS 142 "Goodwill and Other Intangible Assets." This Statement addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition. It also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Under the new standard, amortization of existing goodwill ceases upon adoption of SFAS 142 and is replaced by periodic evaluation for impairment using specific methodology. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The Company will apply SFAS 142 beginning with the first quarter of its fiscal year ending December 31, 2002. The effects of adoption of SFAS 142 on the Company's financial statements are not determinable currently or for any future periods.

        In June 2001, the FASB issued SFAS 143 "Accounting for Asset Retirement Obligations." SFAS 143 is effective for fiscal year beginning after June 15, 2002. The Company is currently evaluating the impact of SFAS 143.

        In August 2001, the FASB issued SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supercedes SFAS 121 and is effective for financial statements issued for fiscal years beginning after December 31, 2001. The provisions of SFAS 144 generally are to be applied prospectively. The Company is currently evaluating the impact of SFAS 144.

3.    Selected Balance Sheet Information

	2001	2000
Accounts Receivable, Net
Accounts receivable	$1,300,782	$1,992,291
Less allowance for doubtful accounts and sales returns	(100,000)	(177,500)

	$1,200,782	$1,814,791

Inventories, Net
Raw materials and supplies	$781,812	$1,146,315
Work-in-process	523,255	909,771
Finished goods	663,037	—
Less allowance for obsolete inventories	(113,000)	(158,000)

	$1,855,104	$1,898,086

Property, Plant and Equipment, Net
Land and related improvements	$206,995	$206,995
Buildings and building improvements	3,375,198	3,375,198
Machinery and equipment	72,167	8,029,482
Equipment under capital lease obligations	770,443	1,515,944

	4,424,803	13,127,619
Less accumulated depreciation	(1,850,987)	(9,514,588)
Less accumulated amortization	(569,856)	(792,983)

	$2,003,960	$2,820,048

  Accounts Payable

        In July 2000, the Company presented a settlement offer to certain trade creditors. The settlement plan required the trade creditors to reduce their amounts outstanding above $200 by 47% of the total amount owed to the creditor. The remaining 53% of their trade creditor balance above $200 would then be paid by the Company in 12 equal bi-monthly installments, which commenced on October 30, 2000. Trade creditors with balances less than or equal to $200 were paid in full.

        Approximately 62.4% of the trade creditors responded to the settlement offer and approximately $602,000 of trade creditor balances has been settled under the offer. Of the total settlement amount of $602,000, approximately $331,000 relates to amounts outstanding at December 31, 1999. The Company recorded a gain of approximately $602,000 as a result of these trade creditor settlements in the fourth quarter of fiscal 2000 and approximately $94,000 during the year ended December 31, 2001. The Company is continuing to pursue additional settlements with the non-responding trade creditors.

4.    Senior Debt

        Senior debt at December 31, 2001 and 2000, consisted of the following:

	2001	2000
Asset-based line of credit, payable to bank, due on demand.
The weighted average interest rate of asset-based line of credit borrowings was 7.5% and 10.13% for the years ended December 31, 2001 and 2000, respectively.	$1,359,768	$1,223,000
Term loan A, payable to bank.	2,820,198	2,745,960
Term loan B, payable to bank.	—	1,100,000
Term loan C, payable to bank.	1,325,000	1,325,000
Term note, payable to bank.	—	250,000

	$5,504,966	$6,643,960

        The Company has entered into an amended and restated senior credit agreement.

        The credit facilities under the credit agreement consist of an asset-based line of credit with availability of up to $1,750,000, subject to a borrowing base limitation of 80% of the Company's eligible accounts receivable plus eligible inventories, and three term notes of $2,847,218 (Term Loan A), $1,100,000 (Term Loan B), and $1,325,000 (Term Loan C).

        The asset-based line of credit bears interest at the bank's reference rate (4.75% at December 31, 2001) and is payable in full in October 2002. Term Loan A bears interest at a fixed rate of 10% per year and is payable in monthly principal and interest installments of $27,020 commencing November 2000, with a final balloon payment due in October 2005. Term Loan B bears interest at a fixed rate of 12%, with interest payable monthly commencing November 2000 and was paid off in 2001. Effective February 2001, Term Loan B is payable in monthly principal and interest installments of $36,500 with a final balloon payment due in January 2004. Term Loan C is non-interest bearing and is due and payable in full on September 2003. If the line of credit and Term Loan A and B are paid in full on or before September 2003, or if no event of default exists at October 1, 2003, then Term Loan C shall be forgiven.

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

        The senior debt obligations have scheduled maturity dates; however, their borrowings are due on demand; accordingly, they have been classified as current in the Company's December 31, 2001 and 2000, balance sheets.

5.    Debentures Payable, Related Parties

        The Company has debentures payable primarily to stockholders and members of the Board of Directors with interest at 13%, payable monthly beginning March 1999 with the principal due December 2001. The balance outstanding at December 31, 2001 and 2000 was $375,000 and $377,920, respectively and accrued interest was $101,259 and $57,128, respectively. These balances were paid off in January 2002, and the Company entered into a note payable to a stockholder for $500,000 including interest that is payable monthly at 12%. The note is collateralized by real property and is due on January 10, 2005.

6.    Notes Payable, Related Parties

        Notes payable, related parties at December 31, 2001 and 2000, consisted of the following:

	2001	2000
Note payable, stockholder, due upon demand with interest at 10%, subordinated to senior debt	$1,962,000	$—
Note payable, stockholder, due upon demand with interest at 8%, subordinated to senior debt	363,587	363,587
Note payable, stockholder, due upon demand with interest at 8%, subordinated to senior debt	67,326	13,106
Note payable, related entity, due upon demand with interest at 10%, subordinated to senior debt	50,000	—

	$2,442,913	$376,693

        Accrued interest and interest expense on these notes at December 31, 2001 and 2000 was $130,000 and $0, respectively.

7.    Capital Lease Obligations

        The Company leases equipment under noncancelable leases classified as capital leases. The following is a schedule of future minimum lease payments for capital leases together with the present value of the net minimum lease payments:

Year Ending December 31:
2002	$355,000
2003	20,000

Total minimum lease payments	375,000
Less: interest	(56,365)

Present value of lease payments	318,635
Less: current portion	(186,542)

Non-current portion obligation with interest rates of 5% to 7%	$132,093

8.    Sale/Leaseback and Related Party Lease Obligations

        The Company sold various equipment during 2001 to an entity owned by a stockholder for $1,987,141 and concurrently entered into agreements to lease the equipment under various leases that expire through 2006. In addition, the Company leases additional equipment from this entity under operating leases that expire through 2007.

        Future minimum payments required under these leases as of December 31, 2001 are due as follows:

Year Ending December 31:
2002	$898,000
2003	753,000
2004	679,000
2005	733,000
2006	546,000
Thereafter	9,000

Total minimum lease payments	$3,618,000

        Rent expense under these leases for the year ended December 31, 2001 was $525,000.

9.    Stockholders' Deficiency

  Private Placement

        In 2000, the Company completed a private placement with certain investors under which the Company sold 3,500,000 shares of the Company's common stock and 1,000,000 shares of the Company's Series A Convertible Preferred Stock valued at $.1777778 per share, for proceeds of $800,000.

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

  Stock Option Plans

        The Company's Stock Option Plans (the Plans) provide for grants of stock options to employees and directors. The number of common shares available for grant pursuant to the Plans was 1,723,000 and 625,000 at December 31, 2001 and 2000, respectively. Options become exercisable over periods of up to four years from the date of grant and expire 10 years from the date of grant.

        The following summarizes all option activity under the Plans:

	Options Outstanding	Weighted Average Exercise Price
Balances, December 31, 1999	367,203	$1.83
Cancelled	(27,562)	$2.48
Granted	10,000	$0.25

Balances, December 31, 2000	349,641	$1.35
Cancelled	(100,240)	$2.00
Granted	277,000	$0.50

Balances, December 31, 2001	526,401	$0.78

Options exercisable at December 31, 2001	375,068	$0.89

        The following table summarizes information about fixed price stock options outstanding at December 31, 2001:

		Options Outstanding
		Weighted Average Remaining Contractual Life (Months)		Options Exercisable
Range of Exercise Prices	Options Outstanding December 31, 2001		Weighted Average Exercise Price	Number Exercisable at December 31, 2001	Weighted Average Exercise Price
$.50	227,000	110	$0.50	75,667	$0.50
$0.25 - $0.515625	171,500	84	$0.46	171,500	$0.46
$0.6250 - $0.9375	88,401	60	$0.81	88,401	$0.81
$2.25 - $3.375	16,500	60	$2.42	16,500	$2.42
$4.25 - $4.4375	16,000	38	$4.44	16,000	$4.44
$4.875 - $5.1875	7,000	48	$4.92	7,000	$4.92

  Stock-Based Compensation

        Had compensation cost for the Plans been determined based on the fair value of options at the grant date for awards in 2001 and 2000, the Company's pro forma loss and net loss per share would have been as follows:

	2001	2000
Net loss	$(3,585,783)	$(1,238,639)

Net loss per share	$(0.37)	$(0.21)

        The weighted average grant-date fair value of options granted during 2001 and 2000 was $.75 and $.10, respectively, which was determined using the Black-Scholes option pricing model with the following key assumptions:

Assumptions	2001	2000
Risk free interest rates	5%	5.5%
Volatility	200%	600%
Expected lives (months)	72	72

        The Company does not anticipate paying dividends in the near future.

        In January 2002, the Company granted 252,000 options to employees and directors of which 84,000 were immediately exercisable and the remaining became exercisable over two years. These options are exercisable at $0.25 and expire 10 years from the date of grant.

  Warrants

        In connection with the private placement of debentures in December 1998, the Company granted five-year warrants to purchase 350,000 shares of the Company's common stock at an exercise price of $.6625 per share, exercisable immediately. In February 1999, the Company granted five-year warrants to purchase an additional 50,000 shares of the Company's common stock at an exercise price of $.6625 per share, exercisable immediately. No warrants have been exercised.

        In connection with the issuance of debt to a stockholder in January 2002, the Company granted five-year warrants to purchase 250,000 shares of the Company's common stock at an exercise price of $0.25 per share, exercisable immediately.

10.  Income Taxes

        The following table sets forth the components of the tax-effected deferred tax assets and liabilities at December 31, 2001 and 2000:

	2001	2000
Net operating losses available for carryforward (expire 2004 to 2020)	$14,535,000	$13,500,000
Accelerated depreciation for tax reporting purposes	—	(80,000)
Other future deductible temporary differences, net	50,000	100,000

Net deferred tax asset before valuation allowance	14,585,000	13,520,000
Valuation allowance	(14,585,000)	(13,520,000)

	$-	$—

        The Company has established a valuation allowance for any tax benefits for which management believes, based on the relative weight of currently available evidence, that it is "more likely than not"

that the related net deferred tax asset will not be realized. As a result, no tax benefit has been provided for the net loss incurred for the years ended December 31, 2001 and 2000, respectively.

        Under the Internal Revenue Code, certain stock transactions, including sales of stock and the granting of warrants to purchase stock, may limit the amount of net operating loss carryforwards that may be utilized on an annual basis to offset taxable income in future periods.

        Reconciliation of the income tax computed at the federal statutory rate to the actual income tax provision is as follows:

	2001	2000
Benefit at federal statutory rate	$(1,065,000)	$(380,000)
Limitation of net operating loss carryforward benefit	1,065,000	380,000

Income tax provision	$—	$—

11.  Employee Benefit Plans

        All employees who are at least 21 years of age and have completed six months of service and have worked at least 1,000 hours are eligible to participate in the Company's 401(k) Retirement Savings Plan and Profit Sharing Plan. The Company may make 401(k) matching contributions and profit sharing contributions at the discretion of the Board of Directors. The Company's 401(k) matching contributions and profit sharing contributions for the years ended December 31, 2001 and 2000 were $41,000 and $0, respectively.

12.  Significant Customer Information

  Accounts Receivable

        The Company performs ongoing credit evaluations of its customers and generally does not require collateral for the outstanding receivable balances.

        Three of the Company's customers accounted for the following percentage of net sales:

	2001		2000
	Amount	%	Amount	%
Customer A	$3,328,000	34%	$4,687,000	44%
Customer B	*		1,046,000	10%
Customer C	*		1,082,000	10%

*
Not a significant customer in 2001.

        Accounts receivable with these customers at December 31, 2001 and 2000 totaled $385,847 and $822,442, respectively.

13.  Environmental Contingency

        The Company has undertaken a Phase I and Phase II environmental assessment of its manufacturing facility. Soil boring and groundwater work indicated the presence of potentially hazardous substances and petroleum products within the soil and groundwater located beneath the site. The Company notified the applicable regulatory agency (the Minnesota Pollution Control Agency), and is working with that agency to resolve these issues. However, because the results are still preliminary, the Company is not able to assess whether it will ultimately be held liable for the presence of these substances at the site nor is the Company able to assess its financial exposure if it is found liable. As of December 31, 2001, $15,000 has been accrued for the cost of additional environmental work.

MAGSTAR TECHNOLOGIES, INC.
EXHIBIT INDEX TO ANNUAL REPORT
ON FORM 10-KSB
For the Fiscal Year Ended December 31, 2001

Item No.	Item	Method of Filing
3.1	Restated Articles of Incorporation, As amended	Filed herewith electronically
3.2	Amended Bylaws	Incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1990 (File No. 0- 1561)
4.1	Form of the Company's Common Stock Certificate	Incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1990 (File No. 0-1561)
4.2	Voting Agreement, dated September 12, 2000, by and among the Company, certain shareholders and investors	Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, dated October 24, 2000 (File No. 0-1561)
10.1	Incentive Stock Option Plan of the Company, as amended effective December 17, 1987	Incorporated by reference to Exhibit 10(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 1987 (File No. 0-1561)
10.2	Directors Stock Option Plan of the Company	Incorporated by reference to Exhibit 10(c) to the Company's Annual Report on Form 10-K for the year ended December 31, 1987 (File No. 0-1561)
10.3	1991 Non-Employee Director Stock Option Plan	Incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 0-1561)
10.4	1991 Stock Option Plan, as amended	Incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995 (File No. 0-1561)
10.5	1997 Non-Employee Director Stock Option Plan	Incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997 (File No. 0-1561)
10.6	2001 Stock Option Plan	Filed herewith electronically
10.7	2001 Employee Stock Purchase Plan	Filed herewith electronically

10.8	Environmental and ADA Indemnification Agreement, dated December 3, 1997, between the Company and U.S. Bank National Association	Incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K, dated December 18, 1997 (File No. 0-1561)
10.9	Environmental Letter of Undertaking, dated December 3, 1997, between the Company and U.S. Bank National Association	Incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K, dated December 18, 1997 (File No. 0-1561)
10.10	Securities Purchase Agreement, dated October 10, 2000, by and among the Company and certain Investors	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated October 24, 2000 (File No. 0-1561)
10.11	Amended and Restated Credit Agreement dated October 10, 2000, by and between the Company and U.S. Bank National Association	Incorporated by referenced to Exhibit 10.4 to the Company's Current Report on Form 8-K, dated October 24, 2000 (File No. 0-1561)
10.12
	Amended, Restated and Consolidated Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Financing Statement, dated October 10, 2000 by and between the Company and U.S. Bank National Association	Incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K, dated October 24, 2000 (File No. 0-1561)
10.13	Security Agreement, dated October 10, 2000, by and between the Company and U.S. Bank National Association	Incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K, dated October 24, 2000 (File No. 0-1561)
10.14	$6,800,000 Amended and Restated Note, dated October 10, 2000, given by the Company to U.S. Bank National Association	Incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K, dated October 24, 2000 (File No. 0-1561)
10.15	First Amendment to Amended and Restated Credit Agreement, dated November 30, 2001, by and between the Company and U.S. Bank National Association	Filed herewith electronically
10.16	Asset Purchase Agreement, Promissory Note and Equipment Lease by and between Reuter Manufacturing, Inc. and Magstar Technologies, Inc. for the acquisition of certain assets at December 1, 2000	Incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-KSB, for the year ended December 31, 2000 (File No. 0-1561)
10.17	Bill of Sale and two Master Equipment Leases, with attached exhibits and assignments, dated March 21, 2001 related to the sale-leaseback of equipment between the Company and Activar Properties, Inc.	Incorporated by reference to Exhibit 10.21 to the Company's Quarterly Report on Form 10-Q, for the quarter ended March 31, 2001 (File No. 0-1561)

10.18	Promissory Note between the Company and Activar Properties, Inc. related to the purchase of Quickdraw Conveyor Systems, Inc. dated February 23, 2001	Incorporated by reference to Exhibit 10.22 to the Company's Quarterly Report on Form 10-Q, for the quarter ended March 31, 2001 (File No. 0-1561)
10.19	Option Amendment Agreement, dated October 1, 2001 by and between Michael J. Tate and the Company	Filed herewith electronically
10.20	12% Promissory Note dated January 21, 2002 issued to Richard F. McNamara	Filed herewith electronically
10.21	Warrant for Purchase of Shares of Common Stock of the Company dated January 21, 2002 issued to Richard F. McNamara	Filed herewith electronically
23.1	Consent of Virchow, Krause & Company, LLP	Filed herewith electronically

QuickLinks

INDEPENDENT AUDITORS' REPORT
MagStar Technologies, Inc. (formerly Reuter Manufacturing, Inc.) Balance Sheets At December 31, 2001 and 2000
MagStar Technologies, Inc. (formerly Reuter Manufacturing, Inc.) Statements of Operations At December 31, 2001 and 2000
Statements of Stockholders Equity
MagStar Technologies, Inc. (formerly Reuter Manufacturing, Inc.) Statements of Stockholders' Deficiency For the years ended December 31, 2001 and 2000
MagStar Technologies, Inc. (formerly Reuter Manufacturing, Inc.) Statements of Cash Flows For the years ended December 31, 2001 and 2000
MagStar Technologies, Inc. (formerly Reuter Manufacturing, Inc.) Notes to Financial Statements
MAGSTAR TECHNOLOGIES, INC. EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-KSB For the Fiscal Year Ended December 31, 2001