Form 10QSB
period 2002-03-31
MAGSTAR TECHNOLOGIES INC
filed 2002-05-16
CIK 83490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File Number 0-1561

MAGSTAR TECHNOLOGIES, INC.

(Formerly Reuter Manufacturing, Inc.)

(Exact name of registrant as specified in its charter)

Minnesota	41-0780999
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

410 - 11th Avenue South, Hopkins, Minnesota	55343
(Address of principal executive offices)	(Zip Code)

952/935-6921
(Registrant’s telephone number, including area code)

Check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒  No  ☐

As of May 13, 2002, there were 8,740,173 and 1,000,000 shares of the registrant’s Common Stock and Preferred Stock, respectively, outstanding at a par value of $.1875.

PART I. FINANCIAL INFORMATION

(Formerly Reuter Manufacturing, Inc.)

Item 1. Financial Statements.

MagStar Technologies, Inc.

Balance Sheets

	March 31 2002	December 31, 2001
	(Unaudited)
ASSETS
Current assets:
Cash	$500	$500
Accounts receivable, net	1,196,056	1,200,782
Inventories	1,936,186	1,855,104
Other current assets	5,639	90,110
Total current assets	3,138,381	3,146,496

Property, plant and equipment, net	1,933,280	2,003,960

Total assets	$5,071,661	$5,150,456

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Senior debt	$5,355,688	$5,504,966
Current maturities of capital lease obligations	169,227	186,542
Debentures payable	—	375,000
Payable to related party	872,315	738,310
Checks issued in excess of cash in bank	157,700	134,247
Accounts payable	829,519	968,036
Deferred gain on sale-leaseback	323,995	353,448
Accrued expenses	609,037	638,129
Note payable — related parties	2,950,251	2,442,913
Total current liabilities	11,267,732	11,341,591

Capital lease obligations, less current maturities	69,907	132,093
Deferred gain on sale-leaseback	718,973	777,881
Other liabilities	13,396	15,664

Total liabilities	12,070,008	12,267,229

Stockholders’ deficiency:
Series A preferred stock, par value $.1875 per share; authorized 2,500,000 shares	187,500	187,500
Common stock, par value $.1875 per share; authorized 30,000,000 shares	1,638,782	1,638,782
Additional paid-in capital	17,938,979	17,839,979
Accumulated deficit	(26,763,608)	(26,783,034)
Total stockholders’ deficiency	(6,998,347)	(7,116,773)

Total liabilities and stockholders’ deficiency	$5,071,661	$5,150,456

The accompanying notes are an integral part of the financial statements.

MagStar Technologies, Inc.

(Formerly Reuter Manufacturing, Inc.)

Statements of Operations

	(Unaudited)
	For the three months ended March 31,
	2002	2001
Net sales	$2,821,078	$2,884,704
Cost of sales	2,368,256	2,801,465

Gross profit	452,822	83,239

Selling, general and administrative expenses	266,900	688,660

Operating income (loss)	185,922	(605,421)

Other (expense) income:
Interest expense	(171,994)	(155,159)
Other, net	5,498	(4,783)

Total other expense, net	(166,496)	(159,942)

Net income (loss)	$19,426	$(765,363)

Net income (loss) per share (basic and diluted)	$0.01	$(0.09)

Weighted average common shares outstanding (basic and diluted)	8,740,273	8,740,273

The accompanying notes are an integral part of the financial statements.

MagStar Technologies, Inc.

(Formerly Reuter Manufacturing, Inc.)

Statements of Cash Flows

	(Unaudited)
	For the three months ended March 31,
	2002	2001
Cash flows from operating activities:
Net income (loss)	$19,426	$(765,363)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	70,680	134,326
Gain on sale-leaseback	(88,362)	—
Accretion of debentures payable	—	5,520
Provision for doubtful accounts	14,232	30,000
Provision for write-down of inventories	7,500	(70,000)
Changes in operating assets and liabilities:
Receivables	(9,506)	(207,884)
Inventories	(88,582)	217,881
Other current assets	84,471	1,557
Accounts payable	(4,512)	271,838
Accrued expenses	(29,092)	117,450
Other liabilities	21,186	(2,912)
Net cash provided by (used in) operating activities	(2,559)	(267,587)
Cash flows from investing activities:
Additions to property, plant and equipment	—	(569)
Proceeds from sale of fixed assets	—	338,501
Net cash provided by (used in) investing activities	—	337,932
Cash flows from financing activities:
Repayment of long-term equipment financing	(79,501)	(1,417)
Proceeds from asset-based line of credit and term obligations, bank	—	3,090,560
Repayment of asset-based line of credit	(149,278)	(3,377,249)
Proceeds from note payable — related party	507,338	189,582
Proceeds from warrants	99,000	—
Repayment of debentures	(375,000)	—
Proceeds from exercise of stock options	—	415
Net cash provided by (used in) financing activities	2,559	(98,109)
Net (decrease) increase in cash	0	(27,764)
Cash, beginning of year	500	(106,002)
Cash, end of period	$500	$(133,766)

Supplemental disclosures of cash flow information:
Cash paid for interest	$171,994	$127,184
Noncash investing and financing activities:
Purchase of equipment in exchange for notes payable	$—	$357,460
Gain on the sale-leaseback of equipment	$—	$1,368,087

The accompanying notes are an integral part of the financial statements.

MagStar Technologies, Inc.

(Formerly Reuter Manufacturing, Inc.)

Notes to Financial Statements

(Unaudited)

1.             Financial Statements:

                                                The unaudited financial statements of MagStar Technologies, Inc. (the “Company”) for the three month periods ended March 31, 2002 and 2001, reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position at March 31, 2002, and the results of operations and cash flows for the reported periods.  The results of operations for any interim period are not necessarily indicative of results expected for the full year.  The December 31, 2001, balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  These unaudited interim financial statements should be read in conjunction with the financial statements and related notes for the year ended December 31, 2001, which are included in the Company’s 2001 Annual Report on Form 10-KSB.

                Earnings Per Share:

Basic earnings per common share is computed using the weighted average number of shares outstanding for the period.  Diluted earnings per common share is computed using the weighted average number of shares outstanding per common share adjusted for the incremental dilutive shares attributed to outstanding stock options under the Company’s stock option plans and stock purchase warrants.

The Company incurred a loss for the three months ended March 31, 2001, and as a result, incremental shares attributable to the assumed exercise of stock options and warrants were excluded from the computation of diluted earnings per share, as the effect would be antidilutive.

2.             Significant Customer:

                                                The Company has certain customers that comprise a significant percentage of net sales as follows:

	(Unaudited) Net sales for the three months Ended March 31,
	2002		2001
	Amount	%	Amount	%
Customer A	$1,396,140	49.5%	$708,400	24.6%

Customer B	$204,421	7.2%	$155,440	5.4%

Customer C	$92,572	3.3%	304,763	10.6%

Accounts receivable credit concentrations associated with these customers totaled $472,024 at March 31, 2002.  Inventory related to production in process according to customers’ specifications for these customers at March 31, 2002, was approximately $435,000.

3.             Senior Debt:

The credit facilities under the Company’s amended and restated Senior credit agreement consist of an asset-based line of credit with availability of up to $1,750,000, subject to a borrowing base limitation of 80% of the Company’s eligible accounts receivable plus eligible inventories and three term notes.

The asset-based line of credit bears interest at the bank’s reference rate and is payable in full in October 2002.  Term Loan A bears interest at a fixed rate of 10% per year and is payable in monthly principal and interest installments of $27,020 commencing November 2000, with a final balloon payment due in October 2005.  Term Loan B bears interest at a fixed rate of 12% with interest payable monthly commencing November 2000 and was paid off in 2001.

Term Loan C is non-interest bearing and is due and payable in full on September 2003.  If the line of credit and Term Loan A and B are paid in full on or before September 2003, or if no event of default exists at October 1, 2003, the Term Loan C shall be forgiven.

The credit facilities restrict the payment of dividends and the Company’s ability to incur other indebtedness.  The credit agreement also contains a covenant that requires the Company to meet certain net income targets for 2002.  The bank may at any time apply the funds available in any Company bank account against the outstanding loan balances.  In addition, the credit facilities are collateralized by all of the Company’s assets, except for certain equipment purchased with notes payable.

The senior debt obligations have scheduled maturity dates; however, their borrowings are due on demand; accordingly, they have been classified as current in the Company’s March 31, 2002 and December 31,2001 balance sheets.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Forward Looking Statements

The information in this discussion may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward looking statements involve risks and uncertainties, including statements regarding the Company’s capital needs, business strategy and expectations.  Any statements contained that are not statements of historical facts may be deemed to be forward-looking statements.  In some cases you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believes,” “estimate,” “predict,” “potential,” or “continue” the negative of the terms or other comparable terminology.  Actual events or results may differ materially.  In evaluating these statements, you should consider various factors, including the risks included from time to time in other reports filed with the SEC.  These factors may cause the Company’s actual results to differ materially from any forward-looking statements.  The Company disclaims any obligation to publicly update these statements, or disclose any difference between actual results and those reflected in these statements.  The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

General

MagStar Technologies, Inc. (MagStar) is a publicly owned company headquartered in Hopkins, Minnesota that trades locally, over the counter, under the symbol “MGST”. The company is principally a contract manufacturer of precision-machined components, used in electro-mechanical assemblies and devices for medical, magnetic, motion control, and industrial original equipment manufacturers (“OEM”).  The company manufactures on a contract basis, among other items, close tolerance bearing-related assemblies for the medical device industry.  In order to differentiate itself from its competitors, the Company emphasizes it design engineering and manufacturing engineering capability and support.    The Company also manufactures and sells under the Reuter ® name, self-powered oil centrifuges and hydraulic actuators, which are sold by the Company’s sales force and distributor network to OEMs, end users and distributors. Under the Quickdraw Conveyor Systems name, acquired in February 2001, the Company manufacturers and sells to OEM equipment manufacturers and end users in the medical, semiconductor and factory automation markets.

The Company’s contract manufacturing business is concentrated in the medical device field, which is largely composed of a variety of blood centrifuges.  Other growing concentrations include biometric identification assemblies, spindles, precision slides, complex magnetic assemblies, and motion control devices for factory and OEM equipment automation.  Contract manufacturing accounted for about 90% of the Company’s net sales in the first quarter.

Results of Operations

The Company’s net sales of $2,821,078 for the first quarter ended March 31, 2002 decreased by approximately 2.2% or $63,626 from $2,884,704 for the same period in 2001.  Net sales from medical, and industrial products were $1,770,787, and $336,441, respectively, for the first quarter ended March 31, 2002, compared to $1,413,974, and $1,357,384, respectively, for the comparable period in 2001.  Sales to the Company’s largest medical product customer were $1,396,140 or 49.5% of net sales for the first quarter of 2002 compared to $708,400 or 24.6% of net sales for the same period in 2001.  The company strategically eliminated some lower margin industrial sales.

Gross profit was $452,822 or 16.1% the first quarter of 2002 compared to $83,239 or 2.9% for the same period in 2001. The increase in gross profit for the first quarter was due primarily to higher margin sales, and improved expense management.  The improved expense management is the result of better management of variable expenses, including labor and benefits, and process and productivity improvements.

Selling, general and administrative expenses were $266,900 or 9.5% of net sales for the first quarter of 2002, compared to $688,660 or 23.9% of net sales for the same period in 2001. The decrease for the quarter ended March 31, 2002 in selling, general and administrative expenses of $421,760, from the comparable quarter in 2001 is due primarily to a decrease in employee labor and benefits, and recognized gains from equipment sale-leaseback.

In the first quarter of 2002, the Company had an operating income of $185,922, compared to an operating loss of $605,421 in the same period of 2001. The increase in the operating income of $791,343 for the first quarter of 2002 compared to 2001 was due primarily to the factors discussed above.

Total other expenses, net, were $166,496 and $159,942 respectively for the first quarter of 2002 compared to the same period in 2001.  The increase of $6,554 was insignificant.

The Company realized a net profit during the first quarter of 2002 compared to a net loss during the first quarter of 2001.  The Company generally does not pay regular income taxes because of the availability of its net operating loss carryforwards.  The Company is, however, generally subject to the alternative minimum tax under the Internal Revenue Code of 1986, as amended (the “Code”), because only 90% of the net operating loss carryforward is allowed as a deduction before arriving at the alternative minimum taxable income.  Therefore, 10% of the Company’s taxable income is generally subject to the flat alternative minimum tax rate of 21%.

Because the Company’s first quarter profit for 2002 was negligible and the company incurred a loss during the first quarter of 2001, no provision for income taxes was recorded.

The effect of inflation on the Company’s results has not been significant.

The net profit for the first quarter of 2002 was $19,426 or $0.01 per basic and diluted share, compared to a net loss of $765,363 or $0.09 per basic and diluted share for the first quarter of 2001.  The net profit and net loss for the three-month periods ended March 31, 2002 and 2001, respectively, were due to the factors discussed above.

Liquidity and Capital Resources

At March 31, 2002, the Company had a working capital deficiency of $8,129,351, compared to a working capital deficiency of $8,195,095 at December 31, 2001.  The current ratio was .28 at March 31, 2002 and .28 at December 31, 2001.  The change in the working capital deficiency is negligible.

                The credit facilities under the Company’s amended and restated Senior credit agreement consist of an asset-based line of credit with availability of up to $1,750,000, subject to a borrowing base limitation of 80% of the Company’s eligible accounts receivable plus eligible inventories and three term notes.

                The asset-based line of credit bears interest at the bank’s reference rate and is payable in full in October 2002.  Term Loan A bears interest at a fixed rate of 10% per year and is payable in monthly principal and interest installments of $27,020 commencing November 2000, with a final balloon payment due in October 2005.  Term Loan B bears interest at a fixed rate of 12% with interest payable monthly commencing November 2000 and was paid off in 2001.

                Term Loan C is non-interest bearing and is due and payable in full on September 2003.  If the line of credit and Term Loan A and B are paid in full on or before September 2003, or if no event of default exists at October 1, 2003, the Term Loan C shall be forgiven.

                The credit facilities restrict the payment of dividends and the Company’s ability to incur other indebtedness.  The credit agreement also contains a covenant that requires the Company to meet certain net income targets for 2002.  The bank may at any time apply the funds available in any Company bank account against the outstanding loan balances.  In addition, the credit facilities are collateralized by all of the Company’s assets, except for certain equipment purchased with notes payable.

The senior debt obligations have scheduled maturity dates; however, their borrowings are due on demand; accordingly, they have been classified as current in the Company’s March 31, 2002 and December 31, 2001 balance sheets.

Net cash used in operating activities was $2,559 for the three months ended March 31, 2002, compared to net cash used in operating activities of $267,587 for the comparable period in 2001.  The decrease in cash flows used in operating activities for the three months ended March 31, 2002, from the comparable period in 2001 was due primarily to a profitable three month period ended March 31, 2002.

There was no net cash provided by investing activities for the three month period ended March 31, 2002, compared to $337,932 for the same period in 2001. The decrease was due to the sale and leaseback of most of the Company’s equipment during the 2001 period.

Net cash provided by financing activities was $2,559 for the three month period ended March 31, 2002, compared to cash used in financing activities of $98,109 for the same period in 2001.  The change was primarily due to a borrowing of $500,000 by the Company on January 21, 2002 from Richard F. McNamara, Chairman of the Company, on a term note that bears interest at 12%.  Interest is payable monthly, with the principal balance due on January 10, 2005.  Mr. McNamara received warrants for the purchase of 250,000 shares of common stock of the Company and holds a mortgage on the real property of the Company.  Proceeds from this note were used to pay off $400,000 in debentures issued in 1998 and 1999 and accrued interest thereon.  As of March 31, 2002, the Company had borrowed $5,355,688 under its credit facilities.

Troubled Financial Condition and Management’s Plans

The Company has working capital and stockholders’ deficiencies of $8,129,351 and $6,998,347, respectively, at March 31, 2002.

As of May 13, 2002, management’s plans and objectives to improve the financial condition of the Company are as follows:

•

Expand the volume of business in the factory automation segments of the market by offering engineering solutions and assembly services to the developed customer base as their demand increases this year.

•	Expand the volume of business in factory automation and motion control with their acquired business units — factory conveyor systems and rare earth magnetics.

•	Expand the volume of business in motion control by offering new products and assemblies to a broader base of customers.

•	Expand business. Based on core technical competencies, with new medical, magnetic, and biometric customers.

•	Improve productivity and control costs and expenses commensurate with the Company’s current sales levels in an effort to generate cash flows from operations.

There can be no assurance that management will be able to accomplish all of the above plans and objectives or achieve the necessary improvements in its cash flows and financial position to meet its obligations as they become due.  Nor can there be any assurance that the Company’s financial performance will improve if the above strategy is implemented.

The Company’s ability to continue operations is dependent on its ability to increase sales and maintain adequate margins on sales, as well as its ability to maintain its current credit facilities with the bank.  In addition, if the Company is unable to increase sales from current levels and generate positive cash flows from operations, it would be unable to meet its debt service requirements and may be forced to cease operations or seek protection under U.S. bankruptcy laws.

Accordingly, there can be no assurance that the Company will continue as a going concern in its current form.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Summary

                The Company had an encouraging first three months of 2002.  Although sales have remained essentially constant in the first three months compared to the same period in 2001, the Company has a strong backlog of more profitable sales and anticipates sales improvements to begin in the second quarter.  The Company has achieved improved operating results in the first three months and into the second quarter.  Productivity improvements and cost and expense control measures continue with high priority.  The two acquisitions of the conveyor and rare earth magnetics businesses have added new product lines and strengthened the technical and manufacturing capabilities needed to help the Company diversify its customer base. There can be no assurance that these achievements, actions and future actions, if necessary, will be sufficient for the Company to meet its continuing cash flow requirements in the future.

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

Critical Accounting Policies and Estimates

                 Our significant accounting policies are described in Note 1 to the financial statements included in our annual report for the year ended December 31, 2001.  The accounting policies used in preparing our interim 2002 condensed financial statements are the same as those described in our annual report.

                Our critical accounting policies are those both having the most impact to the reporting of our financial condition and results, and requiring significant judgements and estimates.  Our critical accounting policies include those related to revenue recognition, stock-based compensation and valuation of inventories.

PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

(a) Exhibits.

                The exhibits to this Report are listed in the Exhibit Index on page 15 of this Report.

(b) Reports on Form 8-K

                None.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGSTAR TECHNOLOGIES, INC.
(Registrant)

Date:	May 15 , 2002	By:	/s/ R.F. McNamara
R.F. McNamara
Chairman of the Board and Director

Date:	May 15 , 2002	By:	/s/ J.L. Reissner
J.L. Reissner
Chief Executive Officer and Director
(Principal Executive Officer)

Date:	May 15 , 2002	By:	/s/ Joseph A. Petrich
Joseph A. Petrich
Treasurer and Chief Financial Officer
(Principal Financial Officer)

Date:	May 15 , 2002	By:	/s/ Michael J. Tate
Michael J. Tate
Director

MAGSTAR TECHNOLOGIES, INC.

EXHIBITS TO QUARTERLY

REPORT ON FORM 10-QSB

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

Item No.	Item	Method of Filing
10.1	12% Promissory Note dated January 21, 2002 issued to Richard F. McNamara	Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-KSB, for the year ended December 31, 2001 (File No. 0-1561)

10.2	Warrant for the Purchase of Shares of Common Stock of the Company dated January 21, 2002 issued to Richard F. McNamara	Incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-KSB, for the year ended December 31, 2001 (File No. 0-1561)