Form 10QSB
period 2002-06-30
MAGSTAR TECHNOLOGIES INC
filed 2002-07-30
CIK 83490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2002

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

Yes  ☒  No  ☐

As of July 29, 2002, there were 8,740,173 and 1,000,000 shares of the registrant’s $.1875 and $.1875 par value Common Stock and Preferred Stock, respectively, outstanding.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

MagStar Technologies, Inc.

(Formerly Reuter Manufacturing, Inc.)

Balance Sheets

	June 30,	December 31
	2002	2001
	(Unaudited)
ASSETS

Current Assets:
Cash	$500	$500
Accounts receivable, net	1,275,089	1,200,782
Inventories	1,881,496	1,855,104
Other current assets	72,637	90,110

Total current assets	3,229,721	3,146,496

Property, plant and equipment, net	1,862,599	2,003,960

Total assets	$5,092,320	$5,150,456

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Senior debt	$5,310,308	$5,504,966
Current maturities of capital lease obligation	179,315	186,542
Debentures payable, related parties	—	375,000
Payable to related parties	1,088,154	738,310
Notes payable to related parties	3,350,413	2,442,913
Checks issues in excess of cash in bank	128,799	134,247
Accounts payable	854,898	968,036
Accrued expenses	594,513	638,129
Deferred gain on sale - leaseback	312,839	353,448

Total current liabilities	11,819,239	11,341,591

Capital lease obligations, less current maturities	111,007	132,093
Deferred gain on sale - leaseback	641,766	777,881
Other liabilities	11,129	15,664

Total Liabilities	12,583,141	12,267,229

Stockholders’ deficiency
Preferred stock, par value $.1875 per share, authorized 1,000,000 shares; 1,000,000 issued	187,500	187,500
Common stock, par value $.1875 per share, authorized 9,000,000 shares; issued and outstanding 8,760,673 and 8,740,673 shares at June 30, 2001 and 2002, respectively	1,638,782	1,638,782
Additional paid-in capital	17,938,979	17,839,979
Accumulated deficit	(27,256,082)	(26,783,034)

Total stockholders’ deficiency	(7,490,821)	(7,116,773)

Total liabilities and stockholders’ deficiency	$5,092,320	$5,150,456

MagStar Technologies, Inc.

(Formerly Reuter Manufacturing, Inc.)

Statements of Operations

	For the three months ended June 30,		For the six months ended June 30,
	(Unaudited)		(Unaudited)
	2002	2001	2002	2001

Net Sales	$2,401,705	$2,232,444	$5,222,783	$5,117,148
Cost of sales	2,327,248	2,842,643	4,609,658	5,644,108

Gross profit	74,457	(610,199)	613,125	(526,960)

Selling, general and administrative expenses	388,408	857,049	741,153	1,545,709

Operating income (loss)	(313,951)	(1,467,248)	(128,028)	(2,072,669)

Other (expense) income:
Interest expense	(186,155)	(118,305)	(358,149)	(273,464)
Other, net	7,631	153,214	13,129	148,431

Total other expense, net	(178,524)	34,909	(345,020)	(125,033)

Net loss	$(492,475)	$(1,432,339)	$(473,048)	$(2,197,702)

Net loss per share (basic and diluted)	$(0.05)	$(0.15)	$(0.05)	$(0.23)

Weighted average common shares outstanding	9,740,173	9,740,173	9,740,173	9,740,173

MagStar Technologies, Inc.

(Formerly Reuter Manufacturing, Inc.)

Statements of Cash Flows

	For the six months ended June 30
	2002	2001
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(473,048)	$(2,197,702)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	$141,362	229,026
Accretion of debentures payable	—	11,040
Gain on sale-leaseback	(176,724)	(111,239)
Provision for write-down of inventories	—	(10,000)
Changes in operating assets and liabilities:
Receivables	(74,307)	360,742
Inventories	(26,392)	233,432
Other current assets		(68,776)
Prepaid expenses	17,473
Accounts payable, trade and related parties	236,706	377,298
Accrued expenses	(43,616)	102,754
Other liabilities	(9,983)	(5,913)
Net cash provided by (used in) operating activities	(408,529)	(1,079,338)
Cash flows from investing activities:
Additions to property, plant and equipment	—	(569)
Proceeds from sale of fixed assets	—	538,501
Net cash provided by (used in) investing activities	—	537,932
Cash flows from financing activities:
Net proceeds (payments) on note payable	—	—
Repayment of long-term equipment financing	(28,313)	(190,417)
Proceeds from asset-based line of credit and term obligations, bank	—	6,070,845
Repayment of asset-based line of credit	(194,658)	(6,480,898)
Proceeds from note-payable - related party	—	1,141,461
Proceeds from warrants	99,000	—
Repayment of debentures	(375,000)	—
Net proceeds (payments) on long term note payable -Activar	907,500	—
Proceeds from exercise of stock options	—	415
Net cash provided by (used in) financing activities	408,529	541,406
Net (decrease) increase in cash	—	—
Cash, beginning of year	500	500
Cash, end of period	$500	$500

Supplemental disclosures of cash flow information:
Cash paid for interest	$202,844	$231,131
Noncash investing and financing activities:
Purchase of equipment in exchange for notes payable	$—	$357,460
Gain on the sale-leaseback of equipment	$—	$1,368,087

MagStar Technologies, Inc.

Notes to Financial Statements

(Unaudited)

1.             Financial Statements:

The unaudited financial statements of MagStar Technologies, Inc. (the “Company”) for the three and six month periods ended June 30, 2002 and 2001, reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position at June 30, 2002, and the results of operations and cash flows for the reported periods.  The results of operations for any interim period are not necessarily indicative of results expected for the full year.  The December 31, 2001, balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  These unaudited interim financial statements should be read in conjunction with the financial statements and related notes for the year ended December 31, 2001, which are included in the Company’s 2001 Annual Report on Form 10-KSB.

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

The Company incurred a loss for the three and six month periods ended June 30, 2002 and 2001, and as a result, incremental shares attributable to the assumed exercise of stock options and warrants were excluded from the computation of diluted earnings per share, as the effect would be antidilutive.

2.             Significant Customer:

The Company has one customer that accounts for a significant percentage of net sales as follows:

(Unaudited)		(Unaudited)
Net sales for the three months Ended June 30,		Net sales for the six months Ended June 30,
2002	2001	2002	2001

$1,018,604	$389,840	$2,414,744	$1,098,240
42%	18%	46%	22%

3.                                       Senior Debt:

The credit facilities under the Company’s amended and restated Senior credit agreement consist of an asset-based line of credit with availability of up to $1,750,000, subject to a borrowing base limitation of 80% of the Company’s eligible accounts receivable plus eligible inventories, and three term notes.

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

The senior debt obligations have scheduled maturity dates; however, their borrowings are due on demand; accordingly, they have been classified as current in the Company’s June 30, 2002 and December 31, 2001 balance sheets.

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

General

MagStar Technologies, Inc. (“MagStar”), formerly known as Reuter Manufacturing, Inc., is a publicly owned company headquartered in Hopkins, Minnesota that trades locally, over the counter, under the symbol “MGST”. The Company was established in 1947 and concentrated on machining.  In late 2000, the Company acquired the assets of MagStar Technologies, Inc., a private high-energy magnet and magnetic assembly company.  In early 2001, the Company changed its name to MagStar Technologies, Inc to reflect the new character of its business.  In February 2001, the Company acquired the assets of Quickdraw Conveyors, a provider of conveyors and technology for factory and equipment automation.  The magnet and automation technologies compliment and enable the Company to fully serve the medical, semiconductor, motion control and factory automation markets.

The company today is also a contract manufacturer of precision-machined components and close tolerance bearing-related assemblies, used in electro-mechanical devices such as several models of blood centrifuges for a variety of medical applications. Other growing concentrations include biometric identification assemblies, spindles, precision slides, complex magnetic assemblies, and motion control devices for factory and OEM equipment automation. In order to differentiate itself from its competitors, the Company emphasizes its design and manufacturing engineering capability and support.   The Company still manufactures and sells proprietary self-powered oil centrifuges and hydraulic actuators under the Reuter® name.

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

Results of Operations

The Company’s net sales of $2,401,705 for the second quarter ended June 30, 2002 increased by approximately 8% or $169,261 from $2,232,444 for the same period in 2001. Net sales from medical, high-tech, magnet sales, industrial, and Quickdraw were $1,185,495, $535,160, $241,517, $295,120, and $140,825 respectively, for the second quarter ended June 30, 2002, compared to $908,218, $219,845, $294,479, $417,164, and $389,809 respectively, for the comparable period in 2001. Sales to the Company’s largest medical product customer were $1,018,604 or 42% of net sales for the second quarter of 2002 compared to $389,840 or 18% of net sales for the same period in 2001.  The Company’s net sales of $5,222,783 for the six months ended June 30, 2002 increased by approximately 2% or $105,635 from $5,117,148 for the same period in 2001. Net sales from medical, high-tech, magnets, industrial, and Quickdraw products were $2,697,924, $611,375, $640,539, $631,560, and $364,396 respectively, for the six months ended June 30, 2002 compared to $2,311,163, $682,912, $675,848, $825,397, and $595,619 respectively, for the comparable period in 2001.  Sales to the Company’s largest medical product customer were $2,414,744 or 46% of net sales for the six months ended June 30, 2002 compared to $1,098,240 or 22% of net sales for the same period in 2001.  Sales in the magnets and Quickdraw segments were lower year over year mainly due to the depressed demand in the semiconductor equipment market.

Gross profit was $74,457 or 3% in the second quarter of 2002, compared to $(610,199) or (27)% for the same period in 2001.  Gross profit was $613,125 or 12% for the six months ended June 30, 2002, compared to $(526,960) or (10)% for the same period in 2001.  The increase in gross profit of $684,656, or 31% for the second quarter and $1,140,085, or 22% for the first six months of 2002 is the result of better management of variable expenses, including labor and benefits, and process and productivity improvements.

Selling, general and administrative expenses were $388,408 or 17% of net sales for the second quarter of 2002, compared to $857,049 or 38% of net sales for the same period in 2001. For the six months ended June 30, 2002, selling, general and administrative expenses were $741,153 or 15% of net sales, compared to $1,545,709 or 30% of net sales for the same period in 2001. The decrease for the quarter and for the six months ended June 30, 2002 in selling, general and administrative expenses of $468,640 and $804,556, respectively, is due primarily to a decrease in labor, employee benefits, and recognized gains from equipment sale-leaseback.

In the second quarter of 2002, the Company had an operating loss of $313,951, compared to an operating loss of $1,467,248 in the same period of 2001. For the six months ended June 30, 2002, the Company had an operating loss of $128,028 compared to an operating loss of $2,072,669 for the same period in 2001.  The operating loss for the second quarter and the first six months of 2002 compared to 2001 shows significant improvement over the prior period due to improved management of variable expenses, including labor, employee benefits, and process and productivity improvements.

Other expenses, net, increased to $178,524 from other income of $34,909 for the second quarter of 2002 compared to the same period in 2001. For the six months ended June 30, 2002, other expenses, net, increased to $345,020 compared to $125,033 for the same period in 2001.  The increases for the second quarter and for the first six months of 2002 compared to 2001 was due to increased borrowing needs.

The Company incurred a net loss during the second quarter and first six months of 2002 and 2001, and consequently did not record a provision for income taxes for these periods.  The Company generally does not pay regular income taxes because of the availability of its net operating loss carryforwards.  The Company is, however, generally subject to the alternative minimum tax under the Internal Revenue Code of 1986, as amended (the “Code”), because only 90% of the net operating loss carryforward is allowed as a deduction before arriving at the alternative minimum taxable income.  Therefore, 10% of the Company’s taxable income is generally subject to the flat alternative minimum tax rate of 21%.  Because the Company did not generate taxable income during the first quarter of 2002 and 2001, no provision for income taxes was recorded.

The effect of inflation on the Company’s results has not been significant.

The net loss for the second quarter of 2002 was $492,475 or $(0.05) per basic and diluted share, compared to a net loss of $1,432,339 or $(0.15) per basic and diluted share for the second quarter of 2001. The net loss for the six month period ended June 30, 2002 was $473,048 or $(0.05) per basic and diluted share, compared to a net loss of $2,197,702 or $(0.23) per basic and diluted share for the comparable period in 2001.  The net loss for the three month and six month periods ended June 30, 2002 compared to the same period in 2001 was due to the factors discussed above.  The net loss for the three month period ended June 30, 2002 compared to the net gain realized for the three month period ended March 31, 2002 was due to decreased sales for the period ended in June.

Liquidity and Capital Resources

At June 30, 2002, the Company had a working capital deficiency of $8,589,518, compared to a working capital deficiency of $8,195,095 at December 31, 2001.  The current ratio was .27 at June 30, 2002 and .28 at December 31, 2001.  The increase in the working capital deficiency is the result of an increase in short term borrowing.

The credit facilities under the Company’s amended and restated Senior credit agreement consist of an asset-based line of credit with availability of up to $1,750,000, subject to a borrowing base limitation of 80% of the Company’s eligible accounts receivable plus eligible inventories, and three term notes. As of June 30, 2002, the Company had borrowed approximately $1,327,231 under the credit facilities. The proceeds were used to fund operating activities.

The asset-based line of credit bears interest at the bank’s reference rate and is payable in full in October 2002.  Term Loan A bears interest at a fixed rate of 10% per year and is payable in monthly principal and interest installments of $27,020 commencing November 2000, with a final balloon payment due in October 2005.  The balance of Term Loan A as of June 30, 2002 was $2,658,078.  Term Loan B bears interest at a fixed rate of 12% with interest payable monthly commencing November 2000 and was paid off in 2001.

Term Loan C is non-interest bearing and is due and payable in full on September 2003.  If the line of credit and Term Loan A and B are paid in full on or before September 2003, or if no event of default exists at October 1, 2003, the Term Loan C shall be forgiven.  The balance of Term Loan C as of June 30, 2002 was $1,325,000.

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

The senior debt obligations have scheduled maturity dates; however, their borrowings are due on demand; accordingly, they have been classified as current in the Company’s June 30, 2002 and December 31, 2001 balance sheets.

Net cash used in operating activities was $408,529 for the six months ended June 30, 2002, compared to net cash used in operating activities of $1,079,338 for the comparable period in 2001.  The decrease in cash flows used in operating activities for the six months ended June 30, 2002, from the comparable period in 2001 was due primarily to the factors discussed above regarding second quarter operations improvements.

There was no net cash provided by investing activities for the six month period ending June 30, 2002, compared to $537,932 provided in the same six month period in 2001.

Net cash provided by financing activities was $408,529 for the six month period ended June 30, 2002, compared to cash provided by financing activities of $541,406 for the same period in 2001. The change was partially due to a borrowing of $500,000 by the Company on January 21, 2002 from Richard F. McNamara, Chairman of the Company, on a term note that bears interest at 12%.  Interest is payable monthly, with the principal balance due on January 10, 2005.  Mr. McNamara received warrants for the purchase of 250,000 shares of common stock of the Company and holds a mortgage on the real property of the Company.  Proceeds from this note were used to pay off $400,000 in debentures issued in 1998 and 1999 and accrued interest thereon.

Troubled Financial Condition and Management’s Plans

As of July 29, 2002, management’s plans and objectives to improve the financial condition of the Company are as follows:

•                  Grow sales to new and existing medical, magnetic, factory automation, and biometric customers offering the application of MagStar’s core technical competencies, which are engineering solutions, precision machining, and assembly services.

•                  Increase sales and marketing exposure through gradual addition of new independent sales representatives capable of presenting the full technical capabilities and advantages of a MagStar relationship in addition to marketing new and existing products and capabilities at strategic tradeshow exhibits.

•                  Control the Company’s pricing model to attract new business, while maintaining acceptable profit margins.

•                  Increase productivity, improve cost control, and reduce expenses, keeping expenses in proportion with the Company’s current sales levels to effectively manage operational cash flow.

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

Summary

Second quarter sales were generally similar to the same period of 2001, with greatly improved operating results. The acquisitions of the conveyor and rare earth magnetics businesses in 2001 have added new product lines and strengthened the Company’s technical and manufacturing capabilities providing opportunities for product diversification and sales growth. Productivity improvements and cost and expense control measures remain the highest priority for the Company.  There can be no assurance that these achievements, actions and future actions, if necessary, will be sufficient for the Company to meet its continuing cash flow requirements in the future.

Except for the historical financial information reported above, this Form 10-QSB contains forward-looking statements that involve risk and uncertainties, including references to anticipated and projected sales volume, the risk associated with establishing new or improving existing relationships with customers of the Company, other business development activities, anticipated financial performance, business prospects, and similar matters.  In addition, the Company has a high concentration of business with one major customer and any reduction in sales to this customer may affect net income.  Because of these and other uncertainties, actual results could differ materially from those reflected in the forward-looking statements.

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

PART II - OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders.

The 2002 Annual Meeting of Shareholders of MagStar Technologies, Inc. was held on Thursday, June 20, 2002 at the offices of the Company in Hopkins, Minnesota.  At the meeting, the shareholders elected Directors of the Company to serve until the next Annual Meeting of Shareholders or until their successors are elected and qualified and ratified the appointment of Virchow, Krause & Company, LLP as independent auditors for the Company for the year ending December 31, 2002.  The following summarizes the voting on those items:

	Number of Shares
	For	Against	Abstain

Election of Directors:

R. F. McNamara	7,629,364	13,364	0

James L. Reissner	7,629,364	13,364	0

Michael J. Tate	7,560,321	82,407	0

	For	Against	Abstain

Ratification of Appointment of Auditors	7,628,336	3,909	10,483

Item 6.    Exhibits and Reports on Form 8-K

(a) Exhibits.

None.

(b) Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGSTAR TECHNOLOGIES, INC.

(Registrant)

Date:	July 29, 2002	By:	/s/ J.L. Reissner
J.L. Reissner
Chief Executive Officer and Director
(Principal Executive Officer)

Date:	July 29, 2002	By:	/s/ Joseph A. Petrich

Joseph A. Petrich
Treasurer and Chief Financial Officer (Principal Financial Officer)