Form 10QSB
period 2002-09-30
MAGSTAR TECHNOLOGIES INC
filed 2002-11-12
CIK 83490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Yes ☒  No ☐

As of November 7, 2002, there were 8,740,173 and 1,000,000 shares of the registrant’s Common Stock and Preferred Stock outstanding respectively, each at $.1875 par value.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MagStar Technologies, Inc.

(Formerly Reuter Manufacturing, Inc.)

Balance Sheets

	September 30, 2002	December 31, 2001
	(Unaudited)
ASSETS

Current Assets:
Cash	$500	$500
Accounts receivable, net	664,061	1,200,782
Inventories	1,505,437	1,855,104
Other current assets	49,068	90,110

Total current assets	2,219,066	3,146,496

Property, plant and equipment, net	1,793,585	2,003,960

Total assets	$4,012,651	$5,150,456

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Senior debt	$4,968,096	$5,504,966
Current maturities of capital lease obligation	173,572	186,542
Debentures payable, related parties	—	375,000
Payable to related parties	1,016,476	738,310
Notes payable to related parties	4,498,919	2,442,913
Checks issues in excess of cash in bank	185,649	134,247
Accounts payable	639,941	968,036
Accrued expenses	499,922	638,129
Deferred gain on sale - leaseback	297,669	353,448

Total current liabilities	12,280,244	11,341,591

Capital lease obligations, less current maturities	103,000	132,093
Deferred gain on sale - leaseback	568,573	777,881
Other liabilities	9,617	15,664

Total Liabilities	12,961,435	12,267,229

Stockholders’ deficiency
Preferred stock, par value $.1875 per share, authorized 1,000,000 shares; 1,000,000 issued and outstanding	187,500	187,500
Common stock, par value $.1875 per share, authorized 9,000,000 shares; issued and outstanding 8,740,673	1,638,782	1,638,782
Additional paid-in capital	17,938,979	17,839,979
Accumulated deficit	(28,714,045)	(26,783,034)

Total stockholders’ deficiency	(8,948,784)	(7,116,773)

Total liabilities and stockholders’ deficiency	$4,012,651	$5,150,456

MagStar Technologies, Inc.

(Formerly Reuter Manufacturing, Inc.)

Statements of Operations

	For the three months ended September 30,		For the nine months ended September 30,
	(Unaudited)		(Unaudited)
	2002	2001	2002	2001

Net Sales	$1,323,837	$1,988,835	$6,546,620	$7,105,983
Cost of sales	2,273,555	2,123,535	6,883,214	7,860,603

Gross profit	(949,718)	(134,700)	(336,594)	(754,620)

Selling, general and administrative expenses	341,528	511,568	1,082,681	1,957,230

Operating income (loss)	(1,291,246)	(646,268)	(1,419,276)	(2,711,850)

Other (expense) income:
Interest expense	(172,232)	(109,279)	(531,878)	(384,283)
Other, net	5,515	62,599	20,143	205,484

Total other expense, net	(166,717)	(46,680)	(511,735)	(178,799)

Net income (loss)	$(1,457,963)	$(692,948)	$(1,931,011)	$(2,890,649)

Net loss per share (basic and diluted)	$(0.15)	$(0.07)	$(0.20)	$(0.30)

Weighted average common shares outstanding	9,740,173	9,740,173	9,740,173	9,740,173

MagStar Technologies, Inc.

(Formerly Reuter Manufacturing, Inc.)

Statements of Cash Flows

	For the nine months ended September 30,
	2002	2001
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(1,931,011)	$(2,890,649)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	$212,041	300,380
Accretion of debentures payable	—	16,560
Gain on sale-leaseback	(265,087)	(195,096)
Changes in operating assets and liabilities:
Receivables	536,721	580,972
Inventories	349,666	(318,227)
Other current assets	41,044	(26,993)
Accounts payable, trade and related parties	136,082	399,624
Accrued expenses	(324,214)	261,877
Other liabilities	(6,047)	(8,181)

Net cash provided by (used in) operating activities	(1,250,805)	(1,879,733)

Cash flows from investing activities:
Additions to property, plant and equipment	(1,667)	(569)
Proceeds from sale of fixed assets	—	618,502

Net cash provided by (used in) investing activities	(1,667)	617,933

Cash flows from financing activities:
Net proceeds (payments) on note payable	(92,064)	—
Repayment of long-term equipment financing	—	(316,734)
Proceeds from asset-based line of credit and term obligations, bank	—	8,264,505
Repayment of asset-based line of credit and term obligations, bank	(536,870)	(8,922,070)
Payments on bank overdraft	—	(106,502)
Proceeds from bank overdraft	51,400	189,140
Proceeds from note-payable - related party	2,106,006	2,153,461
Proceeds from warrants	99,000	—
Repayment of debentures	(375,000)	—

Net cash provided by (used in) financing activities	1,252,472	1,261,800
Net (decrease) increase in cash	—	—
Cash, beginning of year	500	500

Cash, end of period	$500	$500

Supplemental disclosures of cash flow information:
Cash paid for interest	$453,471	$231,131

Noncash investing and financing activities:
Purchase of equipment in exchange for notes payable	$—	$357,460
Gain on the sale-leaseback of equipment	$—	$1,368,087

MagStar Technologies, Inc.

Notes to Financial Statements

(Unaudited)

1.             Financial Statements:

The unaudited financial statements of MagStar Technologies, Inc. (the “Company”) for the three and nine month periods ended September 30, 2002 and 2001, reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position at September 30, 2002, and the results of operations and cash flows for the reported periods.  The results of operations for any interim period are not necessarily indicative of results expected for the full year.  The December 31, 2001, balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  These unaudited interim financial statements should be read in conjunction with the financial statements and related notes for the year ended December 31, 2001, which are included in the Company’s 2001 Annual Report on Form 10-KSB.

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

The Company incurred a loss for the three and nine month periods ended September 30, 2002 and 2001, and as a result, incremental shares attributable to the assumed exercise of stock options and warrants were excluded from the computation of diluted earnings per share, as the effect would be antidilutive.

2.             Significant Customer:

The Company has one customer that accounts for a significant percentage of net sales as follows:

(Unaudited)		(Unaudited)
Net sales for the three months Ended September 30,		Net sales for the nine months Ended September 30,
2002	2001	2002	2001

$265,173	$389,840	$2,685,968	$1,636,838
20%	18%	41%	23%

3.             Senior Debt:

The credit facilities under the Company’s amended and restated Senior credit agreement consist of an asset-based line of credit with availability of up to $1,750,000, subject to a borrowing base limitation of 80% of the Company’s eligible accounts receivable plus eligible inventories, and three term notes.

The asset-based line of credit bears interest at the bank’s reference rate and was renewed for 1 year in October 2002.  MagStar holds options for two additional 1-year renewals, at the same terms, after exercising the first option in October 2002.  Term Loan A bears interest at a fixed rate of 10% per year and is payable in monthly principal and interest installments of $27,020 commencing November 2000, with a final balloon payment due in October 2005.  Term Loan B bears interest at a fixed rate of 12% with interest payable monthly commencing November 2000 and was paid off in 2001.

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

The senior debt obligations have scheduled maturity dates; however, their borrowings are due on demand; accordingly, they have been classified as current in the Company’s September 30, 2002 and December 31, 2001 balance sheets.

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

The Company’s ability to continue operations is dependent on its ability to increase sales and maintain adequate margins on sales, as well as its ability to maintain its credit facilities with U.S. Bancorp.  In addition, if the Company is unable to generate positive cash flows from operations, it would be unable to meet its debt service requirements and may be forced to cease operations, liquidate assets, and / or seek protection under U.S. bankruptcy laws.

Accordingly, there can be no assurance that the Company will continue as a going concern in its current form.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

The Company’s net sales of $1,323,837 for the third quarter ended September 30, 2002 decreased by approximately 33% or $664,998 from $1,988,835 for the same period in 2001. Net sales from medical, high-tech, magnet sales, industrial, and Quickdraw were $382,988, $218,254, $202,975, $208,001, and $257,722 respectively, for the third quarter ended September 30, 2002, compared to $884,056, $310,203, $327,499, $339,636, and $125,909 respectively, for the comparable period in 2001. Sales to the Company’s largest medical product customer were $265,173 or 20% of net sales for the third quarter of 2002 compared to $389,840 or 18% of net sales for the same period in 2001.  The Company’s net sales of $6,546,620 for the nine months ended September 30, 2002 decreased by approximately 8% or $559,363 from $7,105,983 for the same period in 2001. Net sales from medical, high-tech, magnets, industrial, and Quickdraw products were $3,350,911, $829,629, $843,514, $839,561, and $622,168 respectively, for the nine months ended September 30, 2002 compared to $3,206,268, $993,114, $1,006,725, $1,160,092, and $721,528 respectively, for the comparable period in 2001.  Sales to the Company’s largest medical product customer were $2,685,968 or 41% of net sales for the nine months ended September 30, 2002 compared to $1,636,838 or 23% of net sales for the same period in 2001.

Gross profit was $(949,718) or (72)% in the third quarter of 2002, compared to $(134,700) or (7)% for the same period in 2001.  Gross profit was $(336,594) or (5)% for the nine months ended September 30, 2002, compared to $(754,620) or (11)% for the same period in 2001.  The decrease in gross profit of $(815,018), or (605)% for the third quarter of 2002 over the same period in 2001 is the result of weak sales and a changed sales mix including more prototype development, obsolete inventory write down, an increased reserve for obsolete inventory, and a reserve for product warranty work.  The increase in gross profit of $418,026, or 55% for the first nine months of 2002 is the result of improved management of variable expenses, including labor and benefits, and process and productivity improvements over the same period in 2001 despite the inventory adjustment in 3rd quarter of 2002.

Selling, general and administrative expenses were $341,528 or 26% of net sales for the third quarter of 2002, compared to $511,568 or 26% of net sales for the same period in 2001. For the nine months ended September 30, 2002, selling, general and administrative expenses were $1,082,681 or 17% of net sales, compared to $1,957,230 or 28% of net sales for the same period in 2001. The decrease for the quarter and for the nine months ended September 30, 2002 in selling, general and administrative expenses of $170,040 and $874,549, respectively, is due primarily to a decrease in labor, employee benefits, and recognized gains from equipment sale-leaseback.

In the third quarter of 2002, the Company had an operating loss of $1,291,246, compared to an operating loss of $646,268 in the same period of 2001. For the nine months ended September 30, 2002, the Company had an operating loss of $1,419,276 compared to an operating loss of $2,711,850 for the same period in 2001.  The operating loss for the third quarter of 2002 compared to 2001 reflects costs of labor reduction, weak sales, and a change of the sales mix involving more prototype and new program development, obsolete inventory write down, an increased reserve for obsolete inventory, and a reserve for product warranty work.  The operating loss for the first nine months of 2002 over the same period in 2001 shows improvement due to better management of variable expenses, including labor, employee benefits, and process and productivity improvements despite the inventory adjustment in 3rd quarter of 2002.

Other expenses, net, increased to $166,717 from $46,680 for the third quarter of 2002 compared to the same period in 2001. For the nine months ended September 30, 2002, other expenses, net, increased to $511,735 compared to $178,799 for the same period in 2001.  The increase for the third quarter and for the first nine months of 2002 compared to 2001 was due to an increased interest expense associated with borrowing needs.

The Company incurred a net loss during the third quarter and first nine months of 2002 and 2001, and consequently did not record a provision for income taxes for these periods.  The Company generally does not pay regular income taxes because of the availability of its net operating loss carryforwards.  The Company is, however, generally subject to the alternative minimum tax under the Internal Revenue Code of 1986, as amended (the “Code”), because only 90% of the net operating loss carryforward is allowed as a deduction before arriving at the alternative minimum taxable income.  Therefore, 10% of the Company’s taxable income is generally subject to the flat alternative minimum tax rate of 21%.  Because the Company did not generate taxable income during the third quarter of 2002 and 2001, no provision for income taxes was recorded.

The effect of inflation on the Company’s results has not been significant.

The net loss for the third quarter of 2002 was $1,457,963 or $(0.15) per basic and diluted share, compared to a net loss of $692,948 or $(0.07) per basic and diluted share for the third quarter of 2001. The net loss for the nine month period ended September 30,

2002 was $1,931,011 or $(0.20) per basic and diluted share, compared to a net loss of $2,890,649 or $(0.30) per basic and diluted share for the comparable period in 2001.  The net losses are due to the reasons discussed above.

Liquidity and Capital Resources

At September 30, 2002, the Company had a working capital deficiency of $10,061,178, compared to a working capital deficiency of $8,195,733 at December 31, 2001.  The current ratio was .18 at September 30, 2002 and .28 at December 31, 2001.

The credit facilities under the Company’s amended and restated Senior credit agreement consist of an asset-based line of credit with availability of up to $1,750,000, subject to a borrowing base limitation of 80% of the Company’s eligible accounts receivable plus eligible inventories, and three term notes. As of September 30, 2002, the Company had borrowed approximately $985,018 under the credit facilities. The proceeds were used to fund operating activities.

The asset-based line of credit bears interest at the bank’s reference rate and was renewed for 1 year in October 2002.  MagStar holds options for two additional 1-year renewals, at the same terms, with the next option exercisable in October 2003.  Term Loan A bears interest at a fixed rate of 10% per year and is payable in monthly principal and interest installments of $27,020 commencing November 2000, with a final balloon payment due in October 2005.  The balance of Term Loan A as of September 30, 2002 was $2,658,078.  Term Loan B bears interest at a fixed rate of 12% with interest payable monthly commencing November 2000 and was paid off in 2001.

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

The senior debt obligations have scheduled maturity dates; however, their borrowings are due on demand; accordingly, they have been classified as current in the Company’s September 30, 2002 and December 31, 2001 balance sheets.

The Company borrowed $500,000 on January 21, 2002 from Richard F. McNamara, Chairman of the Company, on a term note that bears interest at 12%.  As of October 1, 2002, the interest rate was changed to 8%.  Interest is payable monthly, with the principal balance due on January 10, 2005.  Mr. McNamara received warrants for the purchase of 250,000 shares of common stock of the Company and holds a mortgage on the real property of the Company.  Proceeds from this note were used to pay off $400,000 in debentures issued in 1998 and 1999 and accrued interest thereon.

In addition to the asset based line of credit provided by U.S. Bank, Activar, Inc. provides the Company with an unsecured line of credit for daily operating purposes. As of September 30, 2002, the balance on this line of credit was $2,731,000.  On October 1, 2002 the interest rate on this line of credit was changed to 6.00%, prior to October 1, 2002, the interest rate on this line of credit was 10%.  Interest charges to the Company accrue each month and will continue to do so until the Company feels it can pay this interest charge out of its regular daily cash collections, on top of all other cash requirements.

Net cash used in operating activities was $1,250,805 for the nine months ended September 30, 2002, compared to net cash used in operating activities of $1,879,733 for the comparable period in 2001.  The decrease in cash flows used in operating activities for the nine months ended September 30, 2002, from the comparable period in 2001 was due primarily to the factors discussed above regarding operations improvements and cost management.

Net cash used in investing activities for the nine-month period ending September 30, 2002 was $1,667, compared to $617,933 net cash provided in the same nine-month period in 2001.

Net cash provided by financing activities was $1,252,472 for the nine month period ended September 30, 2002, compared to cash provided by financing activities of $1,261,800 for the same period in 2001.

Troubled Financial Condition and Management’s Plans

Some changes in senior management occurred during the third quarter of 2002.  The former Vice President of Sales has left the Company.  The Chief Financial Officer and the Chief Executive Officer remain as corporate officers, while other former corporate officers have been reassigned to other responsibilities within the Company.

As of November 7, 2002, management’s plans and objectives to improve the financial condition of the Company are as follows:

•                  Grow sales to new and existing medical, magnetic, contract manufacturing, and biometric customers offering the application of MagStar’s core competencies, which are engineering solutions, precision machining, and assembly services.

•                  Increase productivity, improve cost control, and reduce expenses, keeping expenses in proportion with the Company’s current sales levels to achieve positive cash flow.

There can be no assurance that management will be able to accomplish all of the above plans and objectives or achieve the necessary improvements in its cash flows and financial position to meet its obligations as they become due.  Nor can there be any assurance that the Company’s financial performance will improve if the above strategy is implemented.

The Company’s ability to continue operations is dependent on its ability to increase sales and maintain adequate margins on sales, as well as its ability to maintain its current credit facilities with the bank.  In addition, if the Company is unable to generate positive cash flows from operations, it would be unable to meet its debt service requirements and may be forced to cease operations, liquidate assets, and / or seek protection under U.S. bankruptcy laws.

Accordingly, there can be no assurance that the Company will continue as a going concern in its current form.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Summary

Third quarter sales were less than in the same period of 2001, with mixed improvement in operating results. The loss for the third quarter of 2002 compared to 2001 reflects costs of labor reduction, weak sales, and a change of the sales mix involving more prototype and new program development, obsolete inventory write down, an increased reserve for obsolete inventory, and a reserve for product warranty work.  The reduced loss for the first nine months of 2002 over the same period in 2001 shows improvement due to better management of variable expenses, including labor, employee benefits, and process and productivity improvements despite the inventory adjustment in 3rd quarter of 2002.  Productivity improvements, cost, and expense control measures remain the highest priority for the Company.  While the results of third quarter 2002 were below management’s expectations, the company feels that the first nine months of 2002 over the same period in 2001 indicate an improved trend in productivity and cost control.  There can be no assurance that these achievements, actions and future actions, if necessary, will be sufficient for the Company to meet its continuing cash flow requirements in the future.

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

Item 3:    Evaluation of Disclosure Controls and Procedures

a)

Evaluation of disclosure controls and procedures.     Our chief executive officer and our chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date (the “Evaluation Date”) within 90 days before the filing date of this quarterly report, have concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

b)

Changes in internal controls. There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

(a) Exhibits.

None.

(b) Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGSTAR TECHNOLOGIES, INC.
(Registrant)

Date:	November 7, 2002	By:	/s/ J.L. Reissner
J.L. Reissner
Chief Executive Officer and Director
(Principal Executive Officer)

Date:	November 7, 2002	By:	/s/ Joseph A. Petrich
Joseph A. Petrich
Treasurer and Chief Financial Officer
(Principal Financial Officer)

CERTIFICATIONS

I, J.L. Reissner,  Chief Executive Officer of MagStar Technologies, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of MagStar Technologies, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during this period in which the quarterly report is being prepared;

b.) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 7, 2002

/s/ J.L. Reissner
J.L. Reissner
Chief Executive Officer

I, Joseph A. Petrich,  Chief Financial Officer of MagStar Technologies, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of MagStar Technologies, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during this period in which the quarterly report is being prepared;

b.) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 7, 2002

/s/ Joseph A. Petrich
Joseph A. Petrich
Chief Financial Officer

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of MagStar Technologies, Inc. (the “Company”) on Form 10-QSB for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, J.L. Reissner, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)    The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)    The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ J.L. Reissner
J.L. Reissner
Chief Executive Officer
November 7, 2002

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of MagStar Technologies, Inc. (the “Company”) on Form 10-QSB for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Joseph A. Petrich, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)    The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)    The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Joseph A. Petrich
Joseph A. Petrich
Chief Financial Officer
November 7, 2002