Form 10KSB
period 2002-12-31
MAGSTAR TECHNOLOGIES INC
filed 2003-03-31
CIK 83490

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2002
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File No.: 0-1561

MAGSTAR TECHNOLOGIES, INC.
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

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

        The Registrant's revenues for the fiscal year ended December 31, 2002 were $8,358,149.

        The aggregate market value of the common stock of the Company held by non-affiliates as of March 14, 2003 was approximately $291,686 (based on the last sale price of the common stock on that date).

        The total number of shares of the Company's common stock outstanding on March 14, 2003 was 8,740,673 shares.

        Transitional Small Business Disclosure Format (Check one): YES ☐ NO ☒

PART I

Forward Looking Statements

        The information in this discussion may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding the Company's capital needs, business strategy and expectations. Any statements that are not of historical fact may be deemed to be forward-looking statements. These forward-looking statements involve substantial risks and uncertainties. In some cases you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "intend," "anticipate," "believe," "estimate," "predict," "potential," or "continue", the negative of the terms or other comparable terminology. Forward-looking statements in this Report also include references to anticipated sales volume and product margins, efforts aimed at establishing new or improving existing relationships with customers, other business development activities, anticipated financial performance, business prospects and similar matters. Actual events or results may differ materially from the anticipated results or other expectations expressed in the forward-looking statements. In evaluating these statements, you should consider various factors, including the risks included from time to time in other reports or registration statements filed with the United States Securities and Exchange Commission. These factors may cause the Company's actual results to differ materially from any forward-looking statements. The Company disclaims any obligation to publicly update these statements, or disclose any difference between actual results and those reflected in these statements. Such information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 which provides a safe harbor for forward looking statements.

        In addition, the Company has historically had a high concentration of business with one major customer and reductions in scheduled shipments to this customer were partially responsible for the losses from operations during 1999, 2000, 2001, and 2002. There can be no assurance that this customer will resume shipments to prior or expected levels in the future. The acquisitions, in November 2000 and February 2001 of the magnetic products and proprietary conveyor lines broadened sales prospects and offset some of the reduced sales from other customers. The risks and uncertainties the Company faces include, but are not limited to, the ability to expand product offerings and to develop a reputation in manufacturing products for select industries such as medical industries, as well as the risks and uncertainties described in "Management's Discussion and Analysis or Plan of Operations" in this Report.

ITEM 1. DESCRIPTION OF BUSINESS.

Business Overview

        MagStar Technologies, Inc. ("MagStar" or the "Company") is a publicly owned company headquartered in Hopkins, Minnesota that trades locally, over the counter, under the symbol "MGST". The Company is principally a contract manufacturer of precision-machined components, used in electro-mechanical assemblies and devices for medical, magnetic, motion control, and industrial original equipment manufacturers ("OEMs"). The Company manufactures on a contract basis, among other items, close tolerance bearing-related assemblies for the medical device industry. In order to differentiate itself from its competitors, the Company emphasizes its design and manufacturing engineering capability and support providing engineering solutions and machining, manufacturing, and assembly services. The Company also manufactures and sells under the Reuter[nc_cad,176] name, self-powered oil centrifuges and hydraulic actuators, which are sold by the Company's sales force and distributor network to OEMs, end users and distributors. Under the Quickdraw Conveyor Systems brand, acquired in February 2001, the Company manufactures and sells to OEM equipment manufacturers, integrators, and end users in the medical, semiconductor and factory automation markets. The Company acquired in November 2000 another company that has expertise in building precision magnet assemblies for aerospace, medical, and motion controlled applications, from which it took the MagStar Technologies name.

        The Company's contract manufacturing business has some concentration in the medical device field, which includes production of blood centrifuges, blood analyzers, thrombectomy proximal motors, organic chemical synthesizers, and valves for medical oxygen delivery. The Company also contract manufactures biometric identification assemblies, spindles, precision slides and complex magnetic assemblies. Contract manufacturing accounted for over 90% of sales in 2002.

        The Company was established in 1948 as Reuter Manufacturing, Inc., and specialized in precision machining and assemblies. In early 2001, the Company changed its name to MagStar Technologies, Inc.

        The Company is a Minnesota corporation. The principal executive offices of the Company are located at 410 Eleventh Avenue South, Hopkins, Minnesota 55343. The Company's telephone number is (952) 935-6921.

Products and Services

        MagStar offers a full range of design, design for manufacture, machining and assembly services. However, it does specialize in the following areas:

  Blood Centrifuge Assemblies
  Blood centrifuge assemblies and devices allow for high-speed separation of blood into various components. These centrifuges can be used in both operating rooms, laboratories, and in blood banks.

  Centrifugal Separation and Filtering.
  Centrifugal Separation and Filtering has proven to be a highly effective method for separating and removing both mineral particulate and biological material for a large variety of liquids. This same technology is applied to MagStar's production of Blood Centrifuge Assemblies.

  Motion Controlled Devices:
  Motion control devices include high-speed spindles for assemblies whose uses range from silicon wafer saws to PC board saws to routers. This group also includes precisely controlled spindles with electronically controlled feedback for visual inspection systems.

  Factory Automation
  Conveyor systems and robotic components for factory automation can be used for custom automation of various factory assembly, laboratory and medical operations. The conveyor technology and systems have also been designed into and supplied as automation features for OEM equipment. Robotic components are built for leading suppliers (OEM's) of factory automation systems and equipment for semiconductor manufacturers.

  Precision Magnet Assemblies
  The Company builds precision magnet assemblies for aerospace, medical, and motion controlled applications.

        MagStar's customers require leading edge design capabilities, rapid prototyping and precision manufacturing execution for their competitive short product life cycle industries.

Technology

        When technological evolutions and advances present themselves, they often require increased power and miniaturization. MagStar has the technical strengths to accomplish these goals in the following areas:

  Motion Control Devices
  Motion control devices continuously evolve and require smaller features, higher horsepower and minimal vibration. To accomplish this, these devices require MagStar's expertise in magnetic configurations, its heat dissipation techniques and its ability to meet ever-tightening machinery and assembly tolerances.

  Conveyor/Robotic Movement Devices
  Conveyor and robotic movement devices tend to require faster orientation and movement, minimum surface contrast and high-density boards and chips. MagStar is able to meet these needs with its high tolerance machining and assembly skills, its edge belt handling technology, and its skills in servomotor control feedback.

  New Generation High Energy Magnetic Materials
  New generation high energy magnetic materials require higher speed performance, improved torque transmission and improved holding power. MagStar's magnet assemblies use bonding capabilities that make them very attractive for customers in this market. In addition, the Company does a great deal of custom matching of materials to specific applications to enhance performance for its customers.

Markets

        MagStar supplies its products and services to OEMs in four principal markets: Motion Control, Factory Automation, Medical, and Centrifugal Separation and Filtering. MagStar also markets proprietary products to the engine after market and industrial equipment market.

  Motion Control
  MagStar is a supplier of custom spindle/electric motor assemblies for high technology applications. These applications require state of the art capabilities for large OEM market leaders. Precision magnet assemblies and magnetizing capabilities along with precision movement and placement systems from Quickdraw technology contribute to and broaden the Company's capabilities.

  Factory Automation
  MagStar is a supplier to the leading factory automation equipment companies and OEMs whose mission is to improve productivity of semiconductor manufacturing. The conveyor line serves another segment of the semiconductor manufacturing market.

  Medical
  MagStar is a manufacturer of blood separation devices used in analysis and component isolation of whole blood. The products are used in many of the world's blood banks, laboratories, and in operating rooms. New blood centrifuge applications include the growing market for thrombin-based orthobiologics.

  Centrifugal Separation and Filtering
  MagStar is a significant manufacturer of centrifugal separation and filtering devices used with a variety of liquids including water and engine oil. These devices are used to remove a variety of mineral particulate and biological material. This technology is applied to MagStar's production of Medical blood centrifuge assemblies.

  Proprietary Products—Oil Centrifuge and Hydraulic Actuators
  MagStar manufactures an engine oil centrifuge used primarily on stationary engines of 200 hp and above. The centrifuges are also an after market addition to oil field engines and power generators used offshore. The centrifuge provides filtration to .5 micron and the ability to recover and analyze particulate for preventive maintenance. The hydraulic actuators are high torque rotary vane units adaptable to diverse industrial applications, generally used in motion control. The oil centrifuge also uses MagStar's centrifuge technology.

        Within each of these markets, the Company concentrates its marketing efforts on customers that rely on its ability to provide quick response design and prototyping services and versatile manufacturing capabilities to solve the most complex and challenging requirements.

Sales and Marketing

        The Company's sales and marketing effort is focused on the strategic markets outlined above. In addition to the Company's in-house sales team, the Company has Regional Representatives with experience selling its technical applications. The sales force is supported by an applications design and manufacturing engineering team.

        The proprietary products are sold on a direct basis to OEMs, integrators, end users, and Master Dealers, who market to other distributors.

        Marketing efforts focus on the Company's strengths, a reputation for high quality, precision assemblies with superior finish. Minimal paid advertising and some trade shows are also used. The updated website for MagStar includes further detail and more in-depth descriptions of MagStar's sales and products.

Customers

        Blood centrifuge orders from MagStar's largest customer were at lower levels in 2002 than in 2001. In 2002, sales to this customer were $2,898,000 compared to $3,328,000, a decrease of $430,000 or 13%. Sales with this customer were down due to decreased demand and the customer's inventory management decisions. Sales with this customer are expected to remain at current levels and possibly increase. The Company maintains a position with major factory automation OEM's in the semiconductor industry. These programs have experienced delays and cancellations mainly to the slowed economy and reduced market demand during 2002. MagStar was selected to develop manufacturing for a new blood centrifuge application with a new customer. Production units were delivered in third and fourth quarters of 2002, with further shipments in the first quarter of 2003.

        Other products for specific customer applications with magnet assemblies, slides, rotary tables, machine automation, and other precision assemblies are in a variety of prototyping and delivery phases.

        The Company generally does not provide extended payment terms to customers.

Strategy

        The Company's objective is to be a reliable partner of the customer, ensuring that the Company will obtain subsequent production business. The Company pursues this strategy by providing engineering input throughout the development and production processes of its customers' products. This requires the Company to maintain a strong design, application, and manufacturing engineering capability and capacity. In addition, the Company generally designs, manufactures and owns the tooling required to produce its customers' products. Essentially all fixtures and prototypes are produced in the Company's tool and prototype department by highly trained and skilled toolmakers. These strategies enable the Company to create a long-term production relationship with the customer. However, customers generally do not sign long-term production contracts with the Company.

        In addition to continuing to build strong customer relationships, the Company will continue to employ the following specific initiatives:

  Gain Early Involvement in Design Engineering: The Company seeks to become involved with its customers early in their development and design process. This allows the Company to participate in the earlier, higher value added stage of product development and to establish a closer working relationship with its customers. This also leads to a greater reliance by the customer on the Company's engineering and prototyping expertise, further deepening these relationships.

  Focus On Value Added Products: The Company focuses on higher value added products that allow it to use its design, manufacturing, and engineering capabilities.

  Produce Sub-Assemblies and Complete Assemblies: The Company seeks relationships that move beyond the manufacture of specific parts into the preparation of sub-assemblies and completed assemblies for its customers. It intends that, because of this approach, it will ultimately be the complete outsource manufacturer of products for its customers in many cases.

  Operations Growth: The Company has excess capacity. Through mergers, acquisitions, and growth, it believes it will increase its revenues while incurring proportionally less additional overhead.

  Positive Cash Flow: By increasing productivity, improving cost control, and reducing expenses, keeping expenses in proportion to the company's current sales level, the company intends to achieve positive cash flow.

  Focus on Strengths: The Company believes that by focusing on its strengths and developing sales in proprietary products and its areas of expertise, it will produce controlled developmental growth intended to increase revenues while incurring little additional overhead.

Supplies

        The raw materials used by the Company in its manufacturing operations are reasonably available. The Company seeks to maintain multiple sources of the parts and materials it purchases from suppliers; however, certain significant customers limit and/or designate specific suppliers. The availability of such parts and materials could affect the Company's ability to fill customers' orders on a timely basis. Management of the Company believes that the interruption of its relationships with suppliers would not have a material adverse effect over the long-term, as parts and materials suitable for the production of the types of products the Company manufactures would be available from other suppliers.

        The Company generally manufactures products to a customer's specifications on a contract basis, and carries reasonably minimal amounts of inventory to meet rapid delivery requirements of customers and to assure a continuous allotment of goods from suppliers.

Competition

        The contract manufacturing, machining, and magnetic business in which the Company engages is highly competitive. Many of the competitors of the Company have greater sales volume and resources than the Company. The principal elements of competition are quality, service, delivery, price and meeting customer requirements. The Company believes that it accounts for only a small portion of aggregate national sales of the manufacturing service it provides. The Company believes, however, that its strong engineering and manufacturing capabilities give it a competitive advantage. Because the Company sells products in many industries, it faces substantial competition on many fronts, although it believes it can compete effectively in the markets in which it operates.

        There are many OEM manufacturers of medical and industrial centrifuges. However, the Company is not aware of any other contract manufacturers that also have the ability to engineer and manufacture high speed, precision, custom designed and highly cosmetic centrifuges for these markets. It believes that its high speed, high precision products give it the ability to compete effectively in the centrifuge market.

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

        With regard to the Factory Automation product group, there are many manufacturers of parts and components used in these systems. Where the Company makes discrete parts for these customers, it faces competition from machine shops and contract manufacturers that actively pursue this business. However, the Company is not aware of other significant competitors that are able to provide a completely outsourced manufacturing solution that includes all steps of production, including design, manufacturing, assembly and shipment of finished product assembly that require the set of competencies that the Company possesses. The conveyor line has added breadth to the Company's ability to provide solutions in factory automation, vision and motion control.

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

Research and Development

        The Company conducts limited research and development activities primarily related to design and prototype development of customers' products and, to a lesser extent, products sold under our trade names. The Company also provides some engineering services to support its customers in the development of new products, including enhancements to current products. The Company will seek reimbursement for at least a portion of the research, development and engineering services expenditures it makes on behalf of a particular customer, depending on the nature of the customers' needs and strategic significance of the account. In 2002 and 2001, the Company collected approximately $40,000 and $0 respectively, in Research and Development fees.

Backlog

        The Company makes product forecasts for future delivery based upon frequently updated information from customers; such forecasts are then adjusted or replaced by actual purchase orders or production releases. On December 31, 2002, the Company's backlog of orders and releases was approximately $2.3 million, compared to approximately $4.0 million on December 31, 2001. The decrease is due to reduced orders for biometric identification assemblies, a lower level of blood centrifuge orders, and depressed demand of new motion control technology. The Company's backlog often fluctuates because large orders or releases are placed by customers who schedule delivery of the product over future months. The usual period between receipt of an order for a new assembly and the first delivery of the product by the Company is 2 to 4 months. The delivery period for subsequent orders generally is shorter than the period for the initial order. The Company believes its backlog is firm; however the Company's customers generally do not sign production contracts and the customers can reduce, reschedule, or cancel orders without contractual penalty.

Employees

        As of December 31, 2002, the Company had 65 employees, which includes 62 full time employees and three part time employees. As of December 31, 2001, the Company had 109 employees, which included 105 full time employees and four part time employees.

ITEM 2. DESCRIPTION OF PROPERTY.

        The Company's executive offices and manufacturing facilities are located at 410 Eleventh Avenue South, Hopkins, Minnesota. Until February 25, 2003, the Company owned these facilities and the approximately 7.5 acres of land on which the facilities are located. These facilities consist of approximately 110,000 square feet of which approximately 13,000 square feet are devoted to office space, and 97,000 square feet are devoted to manufacturing, and warehouse purposes. The Company considers these facilities to be well maintained, and in good operating condition, and believes that such manufacturing facilities can accommodate anticipated future growth. On February 25th, 2003, the Company sold the building to a related party, Hopkins Eleventh Avenue, LLC., and entered into a sale-leaseback arrangement. The Company entered into a 6.5-year gross lease with Hopkins Eleventh Avenue, LLC. for the building and property at an annual cost of $3.50 per square foot, aggregating $385,000 per year; after three years the lease escalates to $3.82 per square foot, aggregating $417,948 per year. As of March 1, 2003, the Company also subleased approximately 30,000 square feet of its facility to an unrelated party for 18 months, leaving approximately 75% of the space being used by the Company. The sublease provides an annual income of $4.55 per square foot, or $149,081 per year.

        The Company owns or leases sufficient manufacturing equipment to generally enable it to meet its sales requirements. This equipment includes horizontal and vertical milling machines, grinders, lathes, chucking machines, drilling machines, sawing equipment, testing and inspection equipment, clean room facilities, and other close tolerance CNC machines. The production equipment is computer controlled and networked, which ensures that operations are repeatable.

ITEM 3. LEGAL PROCEEDINGS.

        During December 1997, when the Company undertook a Phase I and Phase II environmental assessment of its manufacturing facility, soil boring and groundwater work indicated the presence of potentially hazardous substances and petroleum products within the soil and groundwater located beneath the site. The Company notified the applicable regulatory agency (the Minnesota Pollution Control Agency), and is working with that agency to resolve these issues. However, because the results are still preliminary, the Company is not able to assess whether it will ultimately be held liable for the presence of these substances at the site nor is the Company able to assess its financial exposure if it is found liable. During August 2001, additional investigation work to further define the extent of ground water impact was completed. The results are generally consistent with previous site investigations. Further ground water investigation will be necessary to fully define the extent of ground water contamination. As of December 31, 2002, $15,000 has been accrued for the cost of additional environmental work. Ground water investigation is expected to resume in the second quarter of 2003.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-KSB, through the solicitation of proxies or otherwise.

Item 4A. EXECUTIVE OFFICERS OF THE REGISTRANT.

        The executive officers of the Company and their respective ages and offices held as of March 14, 2003, are as follows:

Name (age)	Position(s) with the Company
James L. Reissner (63)	Chief Executive Officer, President, and Secretary
Joseph A. Petrich (42)	Treasurer and Chief Financial Officer

        Mr. Reissner was elected Chief Executive Officer in September 2001, President in October 2002, and has served as Secretary of the Company and as a director since October 2000. He also served as Chief Financial Officer from September 2001 to March 2002. Mr. Reissner has been President of Activar, Inc., a company that operates as sixteen manufacturing divisions, since January 1996 and served as Chief Financial Officer of Activar from 1992 until becoming President.

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

        Executive officers are elected annually and serve at the discretion of the Board of Directors.

        The Company also believes that the following persons, who are not executive officers or employees of the Company but who are assisting the Company at the request of Activar, Inc., the largest shareholder of the Company, may make a significant contribution to the business of the Company.

        Kirby Bayerle (50) was appointed as Vice President—Sales and Marketing of the Company in September 2002. Mr. Bayerle is the General Manager of JL Industries, Hiawatha Inc., and Aztec Inc., all members of the Activar group. Mr. Bayerle has served in this capacity since 1996. He also serves as Vice President of Sales and Marketing for Air Louvers Inc. and Samson Products, both of which are also members of the Activar Group. Mr. Bayerle has been with Activar Inc. since 1978 and is a graduate of the University of Minnesota with a degree in Business Administration and Economics.

        Duane Bryngelson (41) was appointed Vice President—Operations of the Company in September 2002. Mr. Bryngelson is the General Manager of Bending Technologies and Comfort Ride, members of the Activar group. Mr. Bryngelson joined Bending Technologies in 1995 as the Director of Operations and took over as Director of Sales as well in 1997, before receiving his current and continuing role as General Manager in 1998. Mr. Bryngelson served as President of D & D Technical Design from 1991 to 1993 before joining Bending Technologies. Prior to his tenure at D & D Technical Design, Mr. Bryngelson served as the Machine Shop Manager at Harmony Engineering from 1983 to 1991.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        Market Information.    The Company's Common Stock is traded in the local over-the-counter market ("OTC Bulletin Board") under the symbol "MGST." The following table sets forth, for each of the calendar periods indicated, the quarterly high and low bid quotations for the Company's Common Stock quoted on the OTC Bulletin Board. The prices in this table represent prices between dealers, and do not include adjustments for retail mark-ups, markdowns or commissions and may not represent actual transactions.

		High	Low
2002:	First Quarter	$.50	$.20
	Second Quarter	$.75	$.45
	Third Quarter	$.50	$.10
	Fourth Quarter	$.45	$.05
		High	Low
2001:	First Quarter	$1.13	$.63
	Second Quarter	$1.00	$.38
	Third Quarter	$.70	$.05
	Fourth Quarter	$.65	$.05

        Holders.    As of March 14, 2003 there were approximately 1,110 registered record holders of the Company's Common Stock and 3 record holders of the Company's Series A Preferred Stock.

        Dividends.    No cash dividends were declared or paid by the Company during 2002 or 2001, and the Company does not intend to pay dividends on its Common Stock and Series A Preferred Stock in the foreseeable future. The Company is prohibited from paying dividends on its Common Stock under agreements with its senior lender.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

General

        Through most of 2002, the Company experienced lower sales for its blood centrifuge models to the Company's largest customer compared to 2001. There can be no assurance that sales to the Company's largest customer will return to previous levels or that sales of other products will be sufficient to allow the Company to achieve positive cash flow or profitability. The Company's efforts to attract high-tech custom product customers contributed to some sales in 2002 but is not expected to be significant in 2003. Due to the lower sales and the resulting impact on cash, the Company completed equipment lease restructuring and the sale and leaseback of most of its equipment in 2001. The Company reduced personnel, wages, and salaries in the second and third quarters of 2002. The Company's ability to continue as a going-concern is dependent on its ability to increase sales from current levels and maintain adequate margins on sales. If the Company is unable to increase sales from current levels and generate positive cash flows from operations, it would be unable to meet its debt service requirements and may be forced to cease operations or may need to seek protection under U.S. bankruptcy laws.

Critical Accounting Policies

        Note 2 of the Notes to the Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of our Financial Statements. The following is a brief discussion of the more significant accounting policies and methods used by the Company.

General

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires general management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and reported amounts of revenues and expenses during the reporting periods. The most significant estimates and assumptions relate to the valuation of inventory and the recognition of revenue. Actual amounts could differ from these estimates.

Inventory Valuation

        The Company considers recent historic usage and further demand in estimating its realizable value of its inventory. Inventory at December 31, 2002 reflects write-downs of $144,028. Should it be determined that write downs are insufficient, then the Company would be required to record additional inventory write-downs, which would have a negative impact on gross margin.

Revenue Recognition

        The Company recognizes sales when products are shipped, collectability is probable and the fee is fixed or determined.

Results of Operations

        Total revenues for 2002 were $8,358,149, compared to $9,721,461 for 2001. Net sales for 2002 from medical, industrial, magnetic, high tech / contract manufacturing, and Quickdraw conveyors were, respectively, $4,071,330, $1,096,112, $1,064,122, $1,141,423, and $903,649. Net sales for 2001 from medical, industrial, magnetic, high tech / contract manufacturing, and Quickdraw conveyors were, respectively, $4,895,846, $1,354,515, $1,254,023, $1,152,095, and $1,008,827. The Company's net sales decreased by 14% in 2002 from 2001, compared to a decrease in net sales of 9.7% in 2001 from 2000. An element of the sales decrease for 2002 as compared to 2001 was due to less sales to the Company's significant customer, combined with reduced market demand in magnets and conveyors.

        Cost of sales was $9,014,804 for 2002, compared to $10,603,509 in 2001, a decrease in the cost of sales of 15%. The decrease in the cost of sales is primarily due to better cost control, and improved management of variable expenses, including labor and benefits, and process and productivity improvement. Also, a soft manufacturing economy reduced sales and profit margins in 2002. On March 21, 2001, the Company entered into a sale-leaseback agreement on most of its equipment with Activar Properties, Inc. ("Lessor"), which is owned by a major shareholder of the Company. The result of this agreement reduced depreciation expense and increased equipment lease expense for 2001 and 2002.

        Gross profit was $(656,655), or -7.9% for 2002, compared to $(882,048) or -9.1% in 2001. This decrease in gross profit was due to the factors discussed above.

        Selling, general and administrative expenses were $1,411,426 or 16.9% of net sales in 2002, compared to $2,281,250 or 23.5% of net sales in 2001. The 38.1% decrease in selling, general and administrative expenses is due primarily to the factors discussed above regarding cost control.

        As a consequence of the foregoing factors, the Company had an operating loss in 2002 of $2,068,081, compared to an operating loss of $3,163,298 in 2001, a decrease in operating loss of 34.6%.

        Interest expenses in 2002 were $725,504, compared to $592,740 in 2001. This increase is due to increased borrowings for 2002.

        The Company had a net loss of $2,681,304 or $.28 per share in 2002, compared to a net loss of $3,550,033 or $.36 per share in 2001. The decrease in net loss resulted from the factors discussed above.

        The Company recorded a net loss for 2002 and consequently did not record a provision for income taxes and, generally, does not pay regular income taxes because of the availability of its net operating loss carry forwards.

        The effect of inflation on the Company's results has not been significant.

        Liquidity and Capital Resources.    At December 31, 2002, the Company had a working capital deficit of $10,674,308, compared to a working capital deficit of $8,195,095 at December 31, 2001. The current ratio was .17 at December 31, 2002, compared to .28 at December 31, 2001. The increase in the working capital deficit and the decrease in the current ratio are primarily due to an increase in notes payable-related parties and a decrease in accounts receivable.

        On October 10, 2000, the Company and US Bancorp entered into an amended and restated senior credit agreement consisting of an asset-based line of credit with availability of up to $1,500,000, subject to a borrowing base limitation of 80% of the Company's eligible accounts receivable plus $250,000, and three term notes of $2,800,000, ("Term Note A"), $1,100,000 ("Term Note B") and $1,325,000 ("Term Note C"). Although the line of credit is due October 2003, US Bancorp has the right to demand payment at any time. Because the credit facilities agreement also included a subjective material adverse change clause under which the borrowings could become due and payable, the Company classified all of the amounts owing under the credit facilities at December 31, 2002 and 2001 as current liabilities. In addition, although the term notes have scheduled repayment dates, the term notes may be due upon demand in the event that US Bancorp requires demand repayment under the credit facilities.

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

        The Company was obligated to make monthly payments of principal in the amount of $27,020 plus interest against Term Note A through September 1, 2005, with a final payment of $1,604,298 on October 1, 2005. Term Note C is due and payable in full on September 30, 2003. However, in the event that the line of credit and Term Loan A are paid in full on or before September 30, 2003 or on October 1, 2003 the Company has fully complied with the terms of the Credit Instruments and no Default or Event of Default (as defined in the Credit Instruments) exists, Term Note C shall be forgiven.

        On February 25th, 2003, the Company paid off the loan to US Bancorp of $2,658,078, Term Loan A, by entering into a sale-leaseback arrangement with a related party, Hopkins Eleventh Avenue, LLC.

        The Company had negative cash flows from operations of $1,232,074 for the year ended December 31, 2002, compared to negative cash flows from operations of $2,421,716 for the year ended December 31, 2001. The increase in cash flows from operations for the year ended December 31, 2002 was due primarily to the net loss and a decrease in accrued expenses. The Company's ability to meet its continuing cash requirements in the future is dependent on achieving adequate sales and margins from its manufacturing operations.

        Net cash provided by investing activities was $0 for the year ended December 31, 2002, compared to $1,875,886 for the year ended December 31, 2001. This decrease in 2002 was primarily due to proceeds generated from a sale and leaseback of most of the Company's equipment in 2001.

        Net cash provided by financing activities was $1,232,074 for the year ended December 31, 2002, compared to cash provided by financing activities of $545,830 for the year ended December 31, 2001. The increase in net cash provided by financing activities in 2002 was due to increased borrowing.

        On March 21, 2001, the Company entered into two Master Equipment Lease Agreements with Activar Properties, Inc. ("Lessor"), which is owned by a major shareholder of the Company. Under these agreements, the Company has leased two sets of equipment for terms of 61 months and 25 months, respectively, for monthly payments of $30,279 and $17,399, respectively. The Lessor has assigned its rights under these leases to its bank. The Company believes that the terms and conditions of these agreements are substantially the same as the terms and conditions on which it could have leased similar equipment from an unaffiliated third party. Proceeds from the sale were used to pay off Term Note B in the principal amount of $1,027,000 plus accrued interest due to the bank (Note 3) and pay off $540,034 owed to Activar, Inc. for equipment purchases. On January 1, 2003, the Company amended its equipment lease reducing the payments to $45,646 for a term of 60 months. The Company believes that the terms and conditions of these agreements are substantially the same as the terms and conditions on which it could have leased similar equipment from an unaffiliated third party.

        Throughout 2001 and 2002, the Company borrowed monies from Activar, Inc. to fund operations. These loans are due on demand and accrued interest at 10% through September 2002, at which time the interest rate was lowered to 6%. This lending arrangement was converted into a Revolving Credit Agreement with Richard F. McNamara and affiliates on January 1, 2003 with interest remaining at 6%. As security against this credit agreement, Mr. McNamara and affiliates have taken a second lien position on the Company's eligible receivables, eligible inventory, and a first lien position on all other assets held by the Company. The Company believes that the terms and conditions of the promissory notes given to Activar are at least as favorable as the terms and conditions on which the Company could have obtained credit from an unaffiliated third party.

        In 2001, the Company initiated a private placement offer of debentures that was ultimately terminated. Proceeds from the debentures would have been used to pay off certain debt and provide additional operating cash.

        On October 10, 2000, the Company completed a private financing (the "Financing") pursuant to the terms of a Securities Purchase Agreement dated October 10, 2000 (the "Securities Purchase Agreement") by and among the Company, Activar, Inc., James L. Reissner and Michael J. Tate (Activar, Reissner and Tate, collectively, the "Investors"). Pursuant to the Securities Purchase Agreement, the Company sold to the Investors, and the Investors purchased from the Company, an aggregate of 3,500,000 shares of the Company's common stock, par value $.1875 per share ("Common Stock"), and an aggregate of 1,000,000 shares of the Company's Series A convertible Preferred Stock, par value $.1875 per share ("Series A Preferred"), all at a purchase price of $.1777778 per share, for an aggregate purchase price of $800,000 (the Series A Preferred and Common Stock sold to the Investors, collectively, the "Shares"). Of the $800,000 total, Activar and Reissner purchased $700,000. The Shares were sold in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), and are "restricted securities" within the meaning of Securities Act.

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

        On January 21, 2002, the Company borrowed $500,000 from Richard F. McNamara on a term note bearing interest at 12%. The interest rate was lowered to 8% in October 2002. Interest is payable monthly, with the principal balance due and payable on January 10, 2005. Mr. McNamara received warrants for the purchase of 250,000 shares of common stock of the Company and holds a mortgage on the real property. Proceeds from this note were used to pay off $400,000 in debentures issued in 1998 and 1999 and accrued interest thereon.

        During December 1997, when the Company undertook a Phase I and Phase II environmental assessment of its manufacturing facility, soil boring and groundwater work indicated the presence of potentially hazardous substances and petroleum products within the soil and groundwater located beneath the site. The Company notified the applicable regulatory agency (the Minnesota Pollution Control Agency), and is working with that agency to resolve these issues. However, because the results are still preliminary, the Company is not able to assess whether it will ultimately be held liable for the presence of these substances at the site nor is the Company able to assess its financial exposure if it is found liable. During August 2001, additional investigation work to further define the extent of ground water impact was completed. The results are generally consistent with previous site investigations. Further ground water investigation will be necessary to fully define the extent of ground water contamination. As of December 31, 2002, $15,000 has been accrued for the cost of additional environmental work. Ground water investigation is expected to resume in the second quarter of 2003.

        Subsequent Event

        On February 25, 2003, MagStar Technologies, Inc. sold and leased back its headquarters and manufacturing facility in Hopkins, Minnesota. The purchaser was Hopkins Eleventh Avenue LLC ("Eleventh Avenue"), an affiliate of the Company's largest shareholder.

        The purchase price for the building and property was $3,700,000, consisting of $3,189,148 in cash and a Promissory Note for $510,852. The Company entered into a 6.5-year gross lease with Hopkins Eleventh Avenue, LLC. for the building and property at an annual cost of $3.50 per square foot, aggregating $385,000 per year, after three years the lease escalates to $3.82 per square foot, aggregating $417,948 per year.

        In the transaction, the Company paid in full its mortgage on the property with US Bancorp in the amount of $2,675,798, including accrued interest. The mortgage had originally been entered into as security for Term Loan A under the provisions of the Company's Credit Agreement with US Bancorp dated October 20, 2000.

        As a result of the sale of the property, the Company will recognize a gain on its balance sheet of $2,136,810, which will be realized over the life of the lease from Eleventh Avenue. The Company realized proceeds of $1,024,202, which will be applied to the Company's debt to Activar Properties, Inc.

and affiliates. Eleventh Avenue will not make any payments on the Promissory Note as it will be offset against debt held by the Company and owed to Activar Properties, LLC.

        Business Conditions.    The Company incurred a net loss of $2,681,304 for the year ended December 31, 2002, and has a working capital deficit and stockholders' deficiency of $10,674,308, and $9,699,077, respectively, at December 31, 2002.

        Management's plans and objectives to improve the financial condition of the Company include the following:

  •
  Grow sales to new and existing medical, magnetic, contract manufacturing, and biometric customers offering the application of MagStar's core competencies, which are engineering solutions, precision machining, and assembly services.

  •
  Growth through strategic acquisitions and mergers.

  •
  Improve productivity, improve cost control, and reduce expenses, keeping expenses in proportion with the Company's current sales levels to achieve positive cash flow.

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

        Summary.

        2002 sales were down from sales in 2001. However, the Company feels that 2002 showed improvements over 2001 due to better management of variable expenses, including labor, employee benefits, and process and productivity improvements despite the inventory adjustments in 3rd and 4thquarters of 2002. Productivity improvements, cost, expense control measures, and profitability remain the highest priority for the Company. While the results of 2002 were below management's expectations, the Company feels that it has established a trend in productivity improvement and cost control. There can be no assurance that these achievements, actions, and future actions, if necessary, will be sufficient for the Company to meet its continuing cash flow requirements in the future or return to profitability.

        Except for the historical financial information reported above, this report contains forward-looking statements that involve risk and uncertainties, including references to anticipated and projected sales volume, the risk associated with establishing new or improving existing relationships with customers of the Company, other business development activities, anticipated financial performance, business prospects, and similar matters. In addition, the Company has a high concentration of business with one major customer and any reduction in sales to this customer may affect net income. Because of these and other uncertainties, actual results could differ materially from those reflected in the forward-looking statements.

        Factors That May Affect Future Results.

        Dependence on Major Customers.    Sales were primarily affected by a significant reduction in orders from medical and laboratory products customers of approximately $2,000,000. These reductions were driven by lower demand and excess inventories of their customers. Demand from the Company's major medical customer has decreased from 2001. The Company continues to take orders from this major medical customer and expects overall business with that customer to remain steady for 2003 or increase. However, no assurance can be given that sales to this customer will reach or exceed the previous levels of 2001. The Company has no production contracts with its major medical customer and believes that reductions in orders from this customer would have a material adverse effect on its future operating results.

        Dependence on New Products and Continued Growth in Sales Volume.    The Company's future success will depend on its ability to retain current and add new customers. While the Company puts a great deal of attention on contract manufacturing business, it also looks to develop new customers for products manufactured under its own trade names, Quickdraw conveyors, oil centrifuges, and actuators. The Company looks to obtain production orders for prototype products including motion control, magnetic, and centrifuge assemblies, and maintain a satisfactory volume of orders for current customers. Shipments to a new blood centrifuge customer and biometrics equipment manufacturer began in 2002.

        Competition.    While the Company believes its engineering capability is a competitive advantage, and that it offers value added assistance and solutions for improved design, manufacturability and reliability of higher-level assemblies, customers with existing products may not change from suppliers of discrete components. Company management believes the Company represents only a small portion of the aggregate national sales of contract manufacturing services.

        Impact of Recent Accounting Pronouncements.

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" effective January 1, 2002. SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of" and provides a single accounting model for long-lived assets to be disposed of. In addition, the standard eliminates the requirement to accrue for losses through the estimated date of disposal of a business. The adoption of SFAS No. 144 is not expected to have a significant impact on the Company's financial statements.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145, among other things, rescinds SFAS No. 4, which required all gains and losses from the extinguishment of debt to be classified as an extraordinary item and amends SFAS No. 13 to require that certain lease modifications have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The adoption of SFAS No. 145 is not expected to have a significant impact on the Company's financial statements.

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," effective January 1, 2003. SFAS No. 146 addresses significant issues relating to the recognition, measurement, and reporting of costs associated with exit or disposal activities, including restructuring activities, when a liability is incurred rather than at the date of a commitment to an exit or disposal plan and nullifies the guidance in Emerging Issue Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The adoption of SFAS No. 146 is not expected to have a significant impact on the Company's financial statements.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation," to provide alternative methods of transition to a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of SFAS No. 148 is not expected to have a significant impact on the Company's financial statements.

        In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statement Nos. 5, 57, and 107 and Rescission of FASB Interpretation No. 34." FIN 45 clarifies the requirements of FASB Statement No. 5, "Accounting for Contingencies," relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with the guarantees issued. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company provides for estimated warranty costs at the time of product sale, and such costs are considered to be immaterial to these financial statements. The recognition and measurement provisions are effective on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 is not expected to have a significant impact on the Company's financial statements.

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

  (a) Directors of the Registrant.

Name	Age	Position
Richard F. McNamara	70	Chairman of the Board and Director
James L. Reissner	63	Director, Chief Executive Officer, President, and Secretary
Michael J. Tate	64	Director, former President, Chief Executive Officer and Chief Financial Officer

        Mr. McNamara has served as Chairman of the Board and as a director of the Company since October 2000. Since 1978, Mr. McNamara has been the owner of Activar, Inc., a company that operates as sixteen manufacturing divisions. Mr. McNamara is a director of various other companies including Rimage Corporation and TCF Financial Corporation.

        Mr. Reissner was elected CEO in September 2001 and has served as Secretary of the Company and as a director since October 2000. He also served as Chief Financial Officer from September 2001 to March 2002. Mr. Reissner became President of the Company in October 2002. Mr. Reissner has been President of Activar, Inc. since January 1996 and served as Chief Financial Officer of Activar from 1992 until becoming President. Mr. Reissner is a director of several other companies, including Rimage Corporation.

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

  (b) Executive Officers of the Registrant.

        The information concerning Executive Officers of the Company is included in this Report under Item 4A, Executive Officers of the Registrant. Information regarding other personnel who may make a significant contribution to the business of the Company is also included in that section.

  (c) Compliance with Section 16(a) of the Exchange Act.

        Section 16(a) of the Securities Exchange Act of 1934 requires the directors and executive officers of the Company and all persons who beneficially own more than 10% of the outstanding shares of common stock of the Company to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of the common stock. Executive officers, directors and greater than 10% beneficial owners are also required to furnish the Company with copies of all Section 16(a) forms they file. Based upon a review of the copies of such reports furnished to the Company and upon other information known to the Company, the Company believes that all filing requirements applicable to its directors, executive officers and beneficial owners of more than 10% of the Company's outstanding shares of common stock were complied with during the fiscal year ended December 31, 2002 except that Joseph A. Petrich, Treasurer and Chief Financial Officer of the Company, Kirby Bayerle, Vice President—Sales and Marketing of the Company, and Duane Bryngelson, Vice President—Operations of the Company were delinquent in filing Form 3's upon being appointed to such offices and were delinquent in filing Form 4's to report a receipt of options, Dianne E. Schmiess, Controller of the Company was delinquent in filing Form 3 upon being appointed to such office, and Brian A. Kempski, former Vice President of the Company, was delinquent in filing a Form 5 to report a receipt of options.

ITEM 10. EXECUTIVE COMPENSATION.

  Summary of Cash and Other Compensation

        The following table provides summary information concerning cash and non-cash compensation paid to or earned by the Company's Chief Executive Officer and executive officers of the Company who received or earned cash and non-cash salary and bonus of more than $100,000, for the fiscal year ended December 31, 2002.

Summary Compensation Table

	Annual Compensation			Long-Term Compensation
Name and Principal Position	Year	Salary ($)		Securities Underlying Options (#)		All Other Compensation ($)
James L. Reissner(1) Chief Executive Officer, President and former Chief Financial Officer	2002 2001 2000		0 0 0	50,000 0 0		0 0 0
Louis S. Matjasko(2) Former President and former Chief Operating Officer	2002 2001	$ $	112,605 131,318	50,000 50,000		0 0
Brian A. Kempski Former Vice President, Marketing And Sales	2002 2001 2000	$ $ $	111,560 124,527 116,708	10,000 50,000 0	(3) (3)	0 0 0

(1)
Mr. Reissner became Chief Executive Officer and Chief Financial Officer in September 2001, and President in October 2002. Mr. Reissner served as Chief Financial Officer until March 2002.

(2)
Mr. Matjasko was reassigned in September 2002.

(3)
These options were forfeited when Mr. Kempski resigned from the Company in October 2002.

  Option Grants

        The following table sets forth information regarding options to purchase Common Stock of the Company granted to the named executive officers of the Company during the fiscal year ended December 31, 2002.

Option Grants During Fiscal Year Ended December 31, 2002

Name	Number of Securities Underlying Options Granted (#)		Percent of Total Options Granted to Employees in Fiscal Year	Exercise Price ($/Sh)	Expiration Date
James L. Reissner	50,000	(1)	11%	$0.25	01/05/12
Louis S. Matjasko	50,000	(1)	11%	$0.25	01/05/12
Brian A. Kempski	10,000	(2)	2%	$0.25	01/02/12

(1)
These options become exercisable in three equal annual installments commencing on January 4, 2002.

(2)
These options were forfeited when Mr. Kempski resigned from the Company in October 2002.

  Option Exercises and Values of Unexercised Options

        The following table sets forth information regarding options to purchase Common Stock of the Company exercised by the named executive officers of the Company during the fiscal year ended December 31, 2002 and the number and value of unexercised options held by them at that date.

Option Exercises During Fiscal Year Ended December 31, 2002
and Fiscal Year End Option Values

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Unexercised Options at FY-end (#) Exercisable/ Unexercisable	Value of Unexercised in-the-Money Options at FY-end ($) Exercisable/ Unexercisable(1)
James L. Reissner	0	0	16,666 / 33,334	$3,333 / $6,667
Louis S. Matjasko	0	0	49,999 / 33,334	$10,000 / $6,667
Brian A. Kempski	0	0	0	0

(1)
These amounts represent the difference between the exercise price of the in-the-money options and the market price of the Company's Common Stock on December 31, 2002. The last reported sale on the OTC Bulletin Board on that date was at $0.45. Options are in-the-money if the market value of the shares covered thereby is greater than the option exercise price.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

PRINCIPAL SHAREHOLDERS AND BENEFICIAL
OWNERSHIP OF MANAGEMENT

        The following table sets forth information known to the Company with respect to the beneficial ownership of each class of the Company's capital stock as of March 14, 2003 for (1) each person known by the Company to beneficially own more than 5% of any class of the Company's voting securities, (2) each of the executive officers named in the Summary Compensation Table under the heading "Executive Compensation," (3) each of the Company's directors and (4) all of the Company's executive officers and directors as a group. Except as otherwise indicated, the Company believes that each of the beneficial owners of the Company's capital stock listed below, based on information provided by these owners, has sole investment and voting power with respect to its shares, subject to community property laws where applicable.

				Series A Preferred Stock			Commom Stock and Common Stock and Equivalents
	Common Stock							Percent of Total Voting Power
Name
	Number		Percent	Number		Percent
Perkins Capital Management 730 East Lake Street Wayzata, MN 55391-1769	1,140,465	(3)	13.0%	—		0.0%	1,140,465	11.6%
Activar, Inc. 7808 Creekridge Circle Suite 200 Minneapolis, MN 55439	2,187,500	(4)	25.0%	625,000	(4)	62.5%	2,812,500	28.9%
Richard F. McNamara 7808 Creekridge Circle Suite 200 Minneapolis, MN 55439	2,470,833	(5)	27.4%	625,000	(5)	62.5%	3,095,833	30.9%
James L. Reissner 7808 Creekridge Circle Suite 200 Minneapolis, MN 55439	3,095,833	(6)	35.3%	875,000	(6)	87.5%	3,970,833	40.6%
Michael J. Tate 410 11th Avenue South Hopkins, MN 55343	833,403	(7)	9.4%	125,000		12.5%	958,403	9.7%
Louis S. Matjasko 410 11th Avenue South Hopkins, MN 55343	83,333	(8)	0.9%	—		0.0%	83,333	0.8%
Brian A. Kempski 410 11th Avenue South Hopkins, MN 55343	—	(9)	0.0%	—		0.0%	—	0.0%
All executive officers and directors as a group (6 persons)	4,332,568	(10)	46.4%	1,000,000		100.0%	5,332,568	51.6%

(1)
As of March 14, 2003, unless otherwise noted, all of the shares shown are held by individuals or entities possessing sole voting and investment power with respect to such shares.

(2)
Shares not outstanding but deemed beneficially owned by virtue of the right of a person or member of a group to acquire them within 60 days are treated as outstanding only when determining the amount and percent owned by such person or group.

(3)
According to a Schedule 13G/A, dated March 7, 2003, as filed with the Securities and Exchange Commission, Perkins Capital Management, Inc. has sole voting power with respect to 85,834 of such shares, and sole dispositive power over all such shares. These shares include 58,000 shares of common stock that Perkins has the right to acquire within 60 days upon the exercise of a warrant.

(4)
Activar, Inc. has shared dispositive and voting power with respect to such shares.

(5)
Includes 33,333 shares of common stock that Mr. McNamara has the right to acquire within 60 days upon the exercise of options and 250,000 shares of common stock that Mr. McNamara has the right to acquire within 60 days upon the exercise of warrants. Includes 2,187,500 shares held by Activar, Inc., with respect to which Mr. McNamara has shared dispositive and voting power.

(6)
Includes 33,333 shares of common stock that Mr. Reissner has the right to acquire within 60 days upon the exercise of options. Includes 2,187,500 shares held by Activar, Inc., with respect to which Mr. Reissner has shared dispositive and voting power.

(7)
Includes 106,058 shares of common stock and 50,000 shares of common stock that Mr. Tate has the right to acquire within 60 days upon the exercise of options and warrants, respectively.

(8)
Consists of 83,333 shares of common stock that Mr. Matjasko has the right to acquire within 60 days upon the exercise of options.

(9)
Options previously held by Mr. Kempski were forfeited when he resigned from the Company in October 2002.

(10)
Includes an aggregate of 292,723 shares of common stock and 300,000 shares of common stock that executive officers and directors have the right to acquire within 60 days upon the exercise of options and warrants, respectively.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        On February 23, 2001, the Company acquired certain of the assets of Quickdraw Conveyor Systems, Inc. To fund the purchase, the Company borrowed $150,000 from Activar, Inc. ("Activar"), one of the Company's shareholders, pursuant to a promissory note that is due on demand and bears interest at 10%. Richard F. McNamara and James L. Reissner are directors and officers of Activar, as well as directors and officers of the Company. Mr. McNamara is also the sole owner of Activar, Inc. The Company believes that the terms and conditions of the promissory note given to Activar are substantially the same as the terms and conditions on which the Company could have obtained credit from an unaffiliated third party.

        On March 21, 2001, the Company entered into two Master Equipment Lease Agreements with Activar Properties, Inc. ("Lessor"), an affiliate of Activar, Inc. Under these agreements, the Company leased two sets of equipment for terms of 61 months and 25 months, respectively, for monthly payments of $30,279 and $17,399, respectively. The Lessor assigned its rights under these leases to its bank. Proceeds from the sale were used to pay off a promissory note in the principal amount of $1,027,000 plus accrued interest due under the Company's bank credit agreement and to pay off $540,034 owed to Activar, Inc. for equipment purchases. On January 1, 2003, the Company amended its equipment lease reducing the payments to $45,646 for a term of 60 months. The Company believes that the terms and conditions of these agreements are substantially the same as the terms and conditions on which it could have leased similar equipment from an unaffiliated third party.

        Throughout 2001 and 2002, the Company borrowed monies from Activar, Inc. to fund operations. These loans are due on demand and accrued interest at 10% through September 2002, at which time the interest rate was lowered to 6%. This lending arrangement was converted into a Revolving Credit Agreement with Richard F. McNamara and affiliates on January 1, 2003 with interest remaining at 6%. As security against this credit agreement, Mr. McNamara and affiliates have taken a second lien position on the Company's eligible receivables, eligible inventory, and a first lien position on all other assets held by the Company. The Company believes that the terms and conditions of the promissory notes given to Activar are at least as favorable as the terms and conditions on which the Company could have obtained credit from an unaffiliated third party.

        On January 21, 2002, the Company borrowed $500,000 from Richard F. McNamara, a director, Chairman and major shareholder of the Company, on a term note bearing interest at 12%. The interest rate was lowered to 8% in October 2002. Interest is payable monthly, with the principal balance due and payable on January 10, 2005. Mr. McNamara received warrants for the purchase of 250,000 shares of Common Stock of the Company. Proceeds from this note were used to pay off $400,000 in debentures, which had been issued in 1998 and 1999 and accrued interest thereon. The Company believes that the terms and conditions of this financing are substantially the same as the terms and conditions on which the Company could have obtained similar credit from an unaffiliated third party.

        On February 25, 2003, MagStar Technologies, Inc. sold and leased back its headquarters and manufacturing facility in Hopkins, Minnesota. The purchaser was Hopkins Eleventh Avenue LLC ("Eleventh Avenue"), a wholly owned subsidiary of Activar Properties, Inc., which in turn is wholly owned by Mr. McNamara. The purchase price for the building and property was $3,700,000, consisting of $3,189,148.03 in cash and a Promissory Note for $510,851.97. The Company entered into a 6.5-year gross lease with Eleventh Avenue for the building and property at an annual cost of $3.50 per square foot, aggregating $385,000.00 per year; after three years the lease escalates to $3.82 per square foot, aggregating $417,948 per year. The proceeds of $1,024,201.92 realized by the Company in the transaction, including the Promissory Note, were applied to reduce the Company's debt to Activar Properties, Inc. and affiliates. The Company's outstanding balance to Activar Properties, Inc. and other affiliates of Mr. McNamara was approximately $5,512,918 as of February 28, 2003. James L. Reissner, the President of Activar Properties, Inc., is also a director and shareholder of the Company. The Board of Directors of the Company authorized the transaction in order to reduce the indebtedness of the Company, provide working capital and improve cash flow. The transaction with Eleventh Avenue was determined to be on better terms than could be obtained by the Company directly from unaffiliated financing sources. The purchase price was based upon an independent appraisal of the value of the property and building obtained by the bank which provided financing to Eleventh Avenue in connection with the transaction.

PART IV

Item 13. EXHIBITS AND REPORTS ON FORM 8-K.

  (a) Exhibits

        The exhibits to this Report are listed in the Exhibit Index on pages 47-50 of this Report.

        A copy of any of the exhibits listed or referred to above will be furnished at a reasonable cost to any person who was a shareholder of the Company as of March 14, 2003, upon receipt from any such person of a written request for any such exhibit. Such request should be sent to MagStar Technologies, Inc., 410 Eleventh Avenue South, Hopkins, Minnesota 55343, Attention: Investor Relations.

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

  (7)
  2001 Employee Stock Purchase Plan

  (8)
  Option Amendment Agreement, dated October 1, 2001 by and between Michael J. Tate and the Company

  (b) Reports on Form 8-K

        No reports on Form 8-K were filed during the last quarter of the period covered by this report.

ITEM 14. CONTROLS AND PROCEDURES.

(a)
Evaluation of disclosure controls and procedures. The Chief Executive Officer and Chief Financial Officer of the Company, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this annual report, have concluded that, as of the Evaluation Date, such disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

(b)
Changes in internal controls. There were no significant changes in the Company's internal controls or, to the knowledge of the Company, in other factors that could significantly affect such controls subsequent to the Evaluation Date, nor were there any corrective actions taken with regard to any significant deficiencies or material weaknesses in such controls.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 27, 2003	MAGSTAR TECHNOLOGIES, INC.
/s/ JAMES L. REISSNER James L. Reissner President and Chief Executive Officer.

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title
/s/ RICHARD F. MCNAMARA Richard F. McNamara	Chairman of the Board and Director
/s/ JAMES L. REISSNER James L. Reissner	Chief Executive Officer, President, and Director (Principal Executive Officer)
/s/ MICHAEL J. TATE Michael J. Tate	Director
/s/ JOSEPH A. PETRICH Joseph A. Petrich	Treasurer and Chief Financial Officer (Principal Financial Officer)
/s/ DIANNE E. SCHMIESS Dianne E. Schmiess	Controller

CERTIFICATIONS

        I, James L. Reissner, President and Chief Executive Officer of MagStar Technologies, Inc., certify that:

          1.    I have reviewed this Annual Report on Form 10-KSB of MagStar Technologies, Inc.;

          2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4.    The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a.)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during this period in which the annual report is being prepared;

            b.)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c.)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.    The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a.)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b.)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6.    The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003
/s/ JAMES L. REISSNER James L. Reissner President and Chief Executive Officer

        I, Joseph A. Petrich, Treasurer and Chief Financial Officer of MagStar Technologies, Inc., certify that:

          1.    I have reviewed this Annual Report on Form 10-KSB of MagStar Technologies, Inc.;

          2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4.    The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a.)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during this period in which the annual report is being prepared;

            b.)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c.)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.    The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a.)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b.)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6.    The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003
/s/ JOSEPH A. PETRICH Joseph A. Petrich Treasurer and Chief Financial Officer

MagStar Technologies, Inc.
Years Ended December 31, 2002 and 2001

INDEPENDENT AUDITORS' REPORT

Audit Committee, Stockholders and Board of Directors
MagStar Technologies, Inc.
Hopkins, Minnesota

        We have audited the accompanying balance sheets of MagStar Technologies, Inc., as of December 31, 2002 and 2001 and the related statements of operations and stockholders' deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MagStar Technologies, Inc. as of December 31, 2002 and 2001, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

                      /s/ Virchow, Krause & Company, LLP

Minneapolis, Minnesota
March 7, 2003

MagStar Technologies, Inc.

Balance Sheets

At December 31, 2002 and 2001

	2002	2001
ASSETS
Current Assets:
Cash	$500	$500
Accounts receivable, net	831,820	1,200,782
Inventories	1,296,252	1,855,104
Other current assets	41,497	90,110

Total current assets	2,170,069	3,146,496
Property, plant and equipment, net	1,723,182	2,003,960

Total assets	$3,893,251	$5,150,456

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Senior debt	$5,086,475	$5,504,966
Current maturities of capital lease obligation	140,875	186,542
Debentures payable, related parties	—	375,000
Payable to related parties	1,532,169	738,310
Notes payable to related parties	4,507,509	2,442,913
Checks issued in excess of cash in bank	90,949	134,247
Accounts payable	635,327	779,933
Accounts payable, settlement	—	188,103
Accrued expenses	695,497	638,129
Deferred gain on sale—leaseback	155,576	353,448

Total current liabilities	12,844,377	11,341,591
Capital lease obligations, less current maturities	116,028	132,093
Deferred gain on sale—leaseback	622,305	777,881
Other liabilities	9,619	15,664

Total Liabilities	13,592,328	12,267,229

Stockholders' deficiency
Preferred stock, par value $.1875 per share, authorized 2,500,000 shares; 1,000,000 issued	187,500	187,500
Common stock, par value $.1875 per share, authorized 30,000,000 shares; issued and outstanding 8,740,673 shares at December 31, 2002 and 2001, respectively	1,638,782	1,638,782
Additional paid-in capital	17,938,979	17,839,979
Accumulated deficit	(29,464,338)	(26,783,034)

Total stockholders' deficiency	(9,699,077)	(7,116,773)

Total liabilities and stockholders' deficiency	$3,893,251	$5,150,456

The accompanying notes are an integral part of the financial statements.

MagStar Technologies, Inc.

Statements of Operations

For the years ended December 31, 2002 and 2001

	2002	2001
Net Sales	$8,358,149	$9,721,461
Cost of sales	9,014,804	10,603,509

Gross loss	(656,655)	(882,048)
Selling, general and administrative expenses	1,411,426	2,281,250

Operating loss	(2,068,081)	(3,163,298)

Other (expense) income:
Interest expense	(725,504)	(592,740)
Other, net	112,281	111,968

Total other expense, net	(613,223)	(480,772)

Loss before extraordinary item	(2,681,304)	(3,644,070)
Extraordinary item, income from trade debt restructuring	—	94,037

Net loss	$(2,681,304)	$(3,550,033)

Net loss per share (basic and diluted)
Loss before extraordinary items	$(0.28)	$(0.37)
Extraordinary item	—	0.01

Net loss	$(0.28)	$(0.36)

Weighted average common shares outstanding	9,740,173	9,740,173

The accompanying notes are an integral part of the financial statements.

MagStar Technologies, Inc.

Statements of Stockholders' Deficiency

For the years ended December 31, 2002 and 2001

	Series A Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total
Balances, December 31, 2000	1,000,000	$187,500	8,740,173	$1,638,782	$17,818,979	$(23,233,001)	$(3,587,740)
Compensation expense					21,000		21,000
Net loss						(3,550,033)	(3,550,033)

Balances, December 31, 2001	1,000,000	187,500	8,740,173	1,638,782	17,839,979	(26,783,034)	(7,116,773)
Warrants issued					99,000		99,000
Net loss						(2,681,304)	(2,681,304)

Balances, December 31, 2002	1,000,000	$187,500	8,740,173	$1,638,782	$17,938,979	$(29,464,338)	$(9,699,077)

The accompanying notes are an integral part of the financial statements.

MagStar Technologies, Inc.

Statements of Cash Flows

For the years ended December 31, 2002 and 2001

	2002	2001
Cash flows from operating activities:
Net loss	$(2,681,304)	$(3,550,033)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	280,777	369,168
Gain from trade debt restructuring	—	(94,037)
Gain on sale of fixed assets	—	(34,321)
Amortization of debt discount	—	22,080
Stock options as compensation	—	21,000
Gain on sale-leaseback	(353,448)	(263,316)
Accretion of interest on notes payable	33,000	—
Changes in operating assets and liabilities:
Receivables	368,962	614,009
Inventories	558,852	42,982
Other current assets	48,614	(51,696)
Accounts payable, trade	(297,030)	305,667
Accrued expenses	21,692	(473,813)
Payable to related parties	793,859	683,310
Other liabilities	(6,048)	(12,716)

Net cash provided by (used in) operating activities	(1,232,074)	(2,421,716)

Cash flows from investing activities:
Capital expenditures	—	(391,255)
Proceeds from Equipment sale / leaseback	—	1,987,141
Proceeds from sale of fixed assets	—	280,000

Net cash provided by (used in) investing activities	—	1,875,886

Cash flows from financing activities:
Repayment of term note, bank	(162,120)	—
Proceeds from asset-based line of credit and term obligations, bank	—	11,535,643
Repayment of asset-based line of credit	(256,371)	(12,674,637)
Payments on bank overdraft	(43,299)	—
Proceeds from bank overdraft	—	27,745
Proceeds from note-payable—related party	1,630,596	2,066,220
Repayments of notes payable—related party	—	(25,000)
Repayment of debentures	(375,000)	—
Net proceeds on term note—related parties	500,000	—
Payments of capital lease obligations	(61,732)	(384,141)

Net cash provided by (used in) financing activities	1,232,074	545,830
Net (decrease) increase in cash	—	—
Cash, beginning of year	500	500

Cash, end of year	$500	$500

Supplemental disclosures of cash flow information:
Cash paid for interest	$547,855	$561,601

The accompanying notes are an integral part of the financial statements.

MagStar Technologies, Inc.

Notes to Financial Statements

1. Business Description and Conditions

  Business Description

        MagStar Technologies, Inc. ("MagStar" or the "Company") is a publicly owned company headquartered in Hopkins, Minnesota that trades locally, over the counter, under the symbol "MGST". The Company is principally a contract manufacturer of precision-machined components, used in electro-mechanical assemblies and devices for medical, magnetic, motion control, and industrial original equipment manufacturers ("OEMs"). The Company manufactures on a contract basis, among other items, close tolerance bearing-related assemblies for the medical device industry. In order to differentiate itself from its competitors, the Company emphasizes its design and manufacturing engineering capability and support providing engineering solutions and machining, manufacturing, and assembly services. The Company also manufactures and sells under the Reuter® name, self-powered oil centrifuges and hydraulic actuators, which are sold by the Company's sales force and distributor network to OEMs, end users and distributors. Under the Quickdraw Conveyor Systems brand, acquired in February 2001, the Company manufactures and sells to OEM equipment manufacturers, integrators, and end users in the medical, semiconductor and factory automation markets. The Company acquired in November 2000 another company, which has expertise in building precision magnet assemblies for aerospace, medical, and motion controlled applications, from which it took the MagStar Technologies name. The Company's contract manufacturing business has some concentration in the medical device field, which includes production of blood centrifuges, blood analyzers, thrombectomy proximal motors, organic chemical synthesizers, and valves for medical oxygen delivery. The Company also contract manufactures biometric identification assemblies, spindles, precision slides and complex magnetic assemblies. Contract manufacturing accounted for over 90% of sales in 2002. The Company was established in 1948 as Reuter Manufacturing, Inc., and specialized in precision machining and assemblies. In early 2001, the Company changed its name to MagStar Technologies, Inc. The Company is a Minnesota corporation. The principal executive offices of the Company are located at 410 Eleventh Avenue South, Hopkins, Minnesota 55343. The Company's telephone number is (952) 935-6921.

  Troubled Financial Condition and Management's Plans

        The Company has experienced a net loss of $2,681,304 for the year ended December 31, 2002, has a working capital deficit of $10,674,308 and stockholders' deficiency of $9,699,077 at December 31, 2002.

        Management's plans and objectives to improve the financial condition of the Company are as follows:

  •
  Grow sales to new and existing medical, magnetic, contract manufacturing, and biometric customers offering the application of MagStar's core competencies, which are engineering solutions, precision machining, and assembly services.

  •
  Growth through strategic acquisitions and mergers.

  •
  Improve productivity, improve cost control, and reduce expenses, keeping expenses in proportion with the Company's current sales levels to achieve positive cash flow.

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

2. Significant Accounting Policies

  Accounts Receivable

        The Company extends unsecured credit to customers in the normal course of business and believes all accounts receivable in excess of the allowance for doubtful accounts to be fully collectible. If accounts receivable in excess of the provided allowance are determined uncollectible, they are charged to expense in the year that determination is made. The Company does not accrue interest on trade accounts receivable.

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

  Advertising

        Advertising costs are charged to operations when incurred. Advertising expense was $87,388 and $68,250 for the years ended December 31, 2002 and 2001, respectively.

  Shipping and Handling Costs

        Shipping and handling costs charged to customers have been included in net sales. Shipping and handling costs incurred by the Company have been included in the cost of sales.

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

  Carrying Value of Financial Instruments

        The carrying value of the Company's financial instruments approximates fair value at December 31, 2002 and 2001.

  Net Loss Per Share

        Basic loss per share is computed using the weighted average number of shares outstanding for the period. Diluted loss per share is computed using the weighted average number of shares outstanding per share adjusted for the incremental shares attributed to outstanding stock options under the Company's stock option plans and stock purchase warrants.

        Incremental shares attributable to the assumed exercise of stock options and stock purchase warrants for the years ended December 31, 2002 and 2001 were excluded from the computation of diluted earnings per share as their effect would be anti-dilutive.

  Stock-Based Compensation

        In accordance with APB 25, the Company accounts for stock based compensation using the intrinsic value method. Accordingly, compensation costs for stock options granted to employees is measured at the excess, if any, of the fair value of the Company's stock at the measurement date over the amount the employee must pay to acquire the stock.

        Had compensation cost for the Plans been determined based on the fair value of options at the grant date for awards in 2002 and 2001, the Company's pro forma loss and net loss per share would have been as follows:

	2002	2001
Net Loss, as reported	$(2,681,304)	$(3,550,033)
Stock based compensation, pro forma	98,417	35,750

Pro forma net loss	(2,779,721)	(3,585,783)

Net loss per share, as reported	$(0.28)	$(0.36)

Net loss per share, pro forma	$(0.29)	$(0.37)

        The weighted average grant-date fair value of options granted during 2002 and 2001 was $0.30 and $.75, respectively, which was determined using the Black-Scholes option pricing model with the following key assumptions:

Assumptions	2002	2001
Risk free interest rates	4%	5%
Volatility	255%	200%
Expected lives (months)	72	72

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

  Impact of Recent Accounting Pronouncements

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" effective January 1, 2002. SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of" and provides a single accounting model for long-lived assets to be disposed of. In addition, the standard eliminates the requirement to accrue for losses through the estimated date of disposal of a business. The adoption of SFAS No. 144 is not expected to have a significant impact on the Company's financial statements.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145, among other things, rescinds SFAS No. 4, which required all gains and losses from the extinguishment of debt to be classified as an extraordinary item and amends SFAS No. 13 to require that certain lease modifications have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The adoption of SFAS No. 145 is not expected to have a significant impact on the Company's financial statements.

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," effective January 1, 2003. SFAS No. 146 addresses significant issues relating to the recognition, measurement, and reporting of costs associated with exit or disposal activities, including restructuring activities, when a liability is incurred rather than at the date of a commitment to an exit or disposal plan and nullifies the guidance in Emerging Issue Task Force Issue No. 94-3, "Liability

Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The adoption of SFAS No. 146 is not expected to have a significant impact on the Company's financial statements.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation," to provide alternative methods of transition to a voluntary change to the fair vale based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of SFAS No. 148 is not expected to have a significant impact on the Company's financial statements.

        In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statement Nos. 5, 57, and 107 and Rescission of FASB Interpretation No. 34." FIN 45 clarifies the requirements of FASB Statement No. 5, "Accounting for Contingencies," relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with the guarantees issued. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company provides for estimated warranty costs at the time of product sale, and such costs are considered to be immaterial to these financial statements. The recognition and measurement provisions are effective on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 is not expected to have a significant impact on the Company's financial statements.

3. Selected Balance Sheet Information

	2002	2001
Accounts Receivable, Net
Accounts Receivable	925,001	1,300,782
Less Allowance for doubtful accounts and sales returns	(93,191)	(100,000)

	831,810	1,200,782

Inventories, Net
Raw materials and supplies	526,058	781,812
Work-in-process	191,291	523,255
Finished goods	722,931	663,037
Less allowance for obsolete inventories	(144,028)	(113,000)

	1,296,252	1,855,104

Property, Plant, and Equipment, Net
Land and related improvements	206,995	206,995
Buildings and building improvements	3,375,198	3,375,198
Machinery and equipment	72,167	72,167
Equipment under capital lease obligations	770,443	770,443

	4,424,803	4,424,803
Less accumulated depreciation	(2,017,110)	(1,850,987)
Less accumulated amortization	(684,511)	(569,856)

	1,723,182	2,003,960

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

        The Company recorded a gain of approximately $94,000 during the year ended December 31, 2001. As of December 31, 2001 the amounts had been settled.

  Accounts Payable, Related Parties

        Accounts Payable, Related Parties are due to Activar, Inc. and affiliates and consist of equipment lease payments and accrued interest.

  Warranty Reserve

        The Company warrants its products for one or two years. The reserve for warranty is computed by averaging the last four years warranty costs incurred and multiplying by two, which provides a full two-year warranty on all products. The Company has reserved an additional $50,000 to cover any unanticipated or unusual product warranty problems. The following summarizes the warranty transactions:

	2002	2001
Balance at Beginning of Year	—	—
Claims Paid	(96,000)	(79,900)
Expense Provision	200,000	79,900

Balance at End of Year	104,000	—

4. Senior Debt

        Senior debt at December 31, 2002 and 2001, consisted of the following:

	2002	2001
Asset-based line of credit, payable to bank, due upon demand. The weighted average interest rate os asset-based line of credit borrowings was 4.38% and 7.5% for the years ended December 31, 2002 and 2001, respectively.	1,103,397	1,359,768
Term loan A, payable to bank	2,658,078	2,820,198
Term loan B, payable to bank	—	—
Term loan C, payable to bank	1,325,000	1,325,000
Term loan, payable to bank	—	—

	5,086,475	5,504,966

        The Company has entered into an amended and restated senior credit agreement. The credit facilities under the new agreement consist of an asset-based line of credit with availability of up to $1,750,000, subject to a borrowing base limitation of 80% of the Company's eligible accounts receivable plus eligible inventories, and three term notes of $2,847,218 (Term Loan A), $1,100,000 (Term Loan B), and $1,325,000 (Term Loan C).

        The asset-based line of credit bears interest at the bank's reference rate (4.25% at December 31, 2002) and is payable in full in October 2003. This line of credit is eligible to two additional one-year renewals. Term Loan A bears interest at a fixed rate of 10% per year and is payable in monthly principal and interest installments of $27,020 commencing November 2000, with a final balloon payment due in October 2005. Term Loan B bears interest at a fixed rate of 12%, with interest payable monthly commencing November 2000 and was paid off in 2001. Term Loan C is non-interest bearing and is due and payable in full on September 2003. If the line of credit and Term Loan A and B are paid in full on or before September 2003, or if no event of default exists at October 1, 2003, then Term Loan C shall be forgiven.

        The credit facilities restrict the payment of dividends and the Company's ability to incur other indebtedness. The credit agreement also contains a covenant that requires the Company to meet certain net income targets for 2002. The bank may at any time apply the finds available in any Company bank account against the outstanding loan balances. In addition, the credit facilities are collateralized by all of the Company's assets, except for certain equipment purchased with notes payable.

        The senior debt obligations have scheduled maturity dates; however, their borrowings are due on demand; accordingly, they have been classified as current in the Company's December 31, 2002 and 2001, balance sheets.

5. Debentures Payable, Related Parties

        The Company had debentures payable primarily to stockholders and members of the Board of Directors with interest at 13%, payable monthly beginning March 1999 with the principal due December 2001. The balance outstanding at December 31, 2002 and 2001 was $0 and $375,000, respectively and accrued interest was $0 and $101,259, respectively. These balances were paid off in January 2002, and the Company entered into a note payable to a stockholder for $500,000 including interest that is payable monthly at 12%. The note is collateralized by real property and is due on January 10, 2005.

6. Notes Payable, Related Parties

        Notes payable, related parties at December 31, 2002 and 2001, consisted of the following:

	2002	2001
Note payable; stockholder, due upon demand with interest at 6% subordinated to senior debt	$3,092,596	$1,962,000
Note payable; stockholder, due upon demand with interest at 8% subordinated to senior debt	430,913	363,587
Note payable; stockholder, due upon demand with interest at 8% subordinated to senior debt	434,000	—
Note payable; stockholder, due upon demand with interest at 6% subordinated to senior debt	500,000	—
Note payable; stockholder, due upon demand with interest at 8% subordinated to senior debt	—	67,326
Note payable; related entity, due upon demand with interest at 10% subordinated to senior debt	50,000	50,000

	$4,507,509	$2,442,913

        Accrued interest on these notes at December 31, 2002 and 2001 was $384,000 and $130,000 respectively and interest expense for the years ended December 31, 2002 and 2001 was $335,000 and $130,000, respectively.

7. Capital Lease Obligations

        The Company leases equipment under noncancelable leases classified as capital leases. The following is a schedule of future minimum lease payments for capital leases together with the present value of the net minimum lease payments:

Year Ending December 31:
2003	$155,903
2004	131,000

Total minimum lease payments	286,903
Less: interest	(30,000)

Present value of lease payments	256,903
Less: current portion	(140,875)

Non-current portion obligation with interest rates of 5% to 7%	$116,028

8. Sale/Leaseback and Related Party Lease Obligations

        The Company sold various equipment during 2001 to an entity owned by a stockholder for $1,987,141 and concurrently entered into an amended agreement on January 1, 2003 to lease the equipment under a lease that expires in 2007.

        Future minimum payments required under these leases as of December 31, 2002 are due as follows:

Year ending December 31:
2003	$547,748
2004	547,748
2005	547,748
2006	547,748
2007	547,748

Total minimum lease payments	$2,738,742

        Rent expense under these leases for the years ended December 31, 2002 and 2001 was $919,000 and $525,000 respectively.

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

  Stock Option Plans

        The Company's Stock Option Plans (the Plans) provide for grants of stock options to employees and directors. The number of common shares available for grant pursuant to the Plans was 1,723,000 at December 31, 2002 and 2001, respectively. Options become exercisable over periods of up to four years from the date of grant and expire 10 years from the date of grant.

        The following summarizes all option activity under the Plans:

	Options Outstanding	Weighted Average Exercise Price
Balances, December 31, 2000	349,641	$1.35
Cancelled	(100,240)	$2.00
Granted	277,000	$0.50

Balances, December 31, 2001	526,401	$0.78
Cancelled	(190,236)	$0.20
Granted	459,500	$0.13

Balances, December 31, 2002	795,665	$0.50

Options exercisable at December 31, 2002	526,045	$0.63

        The following table summarizes information about fixed price stock options outstanding at December 31, 2002:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Options Outstanding December 31, 2002	Weighted Average Remaining Contractual Life (Months)	Weighted Average Exercise Price	Number Exercisable at December 31, 2002	Weighted Average Exercise Price
$0.05	175,000	122	$0.05	91,663	$0.05
$0.25-$0.515625	509,900	69	$0.39	323,617	$0.43
$0.625-$0.9375	77,265	51	$0.82	77,265	$0.82
$2.25-$3.375	13,500	68	$2.45	13,500	$2.45
$4.25-$4.4375	15,000	53	$4.44	15,000	$4.44
$4.875-$5.1875	5,000	42	$4.94	5,000	$4.94
Total	795,665	70	$0.50	526,045	$0.63

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

10. Income Taxes

        The following table sets forth the components of the tax-effected deferred tax assets and liabilities at December 31, 2002 and 2001:

	2002	2001
Net operating losses available for carry forward (expire 2004 to 2022)	$13,400,000	$12,500,000
Other future deductable temporary differences, net	650,000	625,000

Net deferred tax asset before valuation allowance	14,050,000	13,125,000
Valuation allowance	(14,050,000)	(13,125,000)

	$—	$—

        The Company has established a valuation allowance for any tax benefits for which management believes, based on the relative weight of currently available evidence, that it is "more likely than not" that the related net deferred tax asset will not be realized. As a result, no tax benefit has been provided for the net loss incurred for the years ended December 31, 2002 and 2001, respectively. The

Company has net operating loss carryforwards for federal income tax purposes of approximately $36,000,000. Under the Internal Revenue Code, certain stock transactions, including sales of stock and the granting of warrants to purchase stock, may limit the amount of net operating loss carry forwards that may be utilized on an annual basis to offset taxable income in future periods.

        Reconciliation of the income tax computed at the federal statutory rate to the actual income tax provision is as follows:

	2002	2001
Benefit at federal statutory rate	$(925,000)	$(1,065,000)
Increase in valuation allowance	925,000	1,065,000

Income tax provision	$—	$—

11. Employee Benefit Plans

        All employees who are at least 21 years of age and have completed six months of service and have worked at least 1,000 hours are eligible to participate in the Company's 401(k) Retirement Savings Plan and Profit Sharing Plan. The Company may make 401(k) matching contributions and profit sharing contributions at the discretion of the Board of Directors. The Company's 401(k) matching contributions and profit sharing contributions for the years ended December 31, 2002 and 2001 were $23,000 and $41,000, respectively.

12. Significant Customer Information

        The Company's major customer accounted for the following percentage of net sales:

2002		2001
Amount	%	Amount	%
2,898,000	35%	3,328,000	34%

        Accounts receivable with this customer at December 31, 2002 and 2001 totaled $190,112 and $358,847, respectively.

13. Environmental Contingency

        The Company has undertaken a Phase I and Phase II environmental assessment of its manufacturing facility. Soil boring and groundwater work indicated the presence of potentially hazardous substances and petroleum products within the soil and groundwater located beneath the site. The Company notified the applicable regulatory agency (the Minnesota Pollution Control Agency), and is working with that agency to resolve these issues. However, because the results are still preliminary, the Company is not able to assess whether it will ultimately be held liable for the presence of these substances at the site nor is the Company able to assess its financial exposure if it is found liable. As of December 31, 2002, $15,000 has been accrued for the cost of additional environmental work. Groundwater work is expected to continue in the second quarter of 2003.

14. Subsequent Event

        On February 25, 2003, MagStar Technologies, Inc. sold and leased back its headquarters and manufacturing facility in Hopkins, Minnesota. The purchaser was Hopkins Eleventh Avenue LLC ("Eleventh Avenue"), an affiliate of the Company's largest shareholder.

        The purchase price for the building and property was $3,700,000, consisting of $3,189,148 in cash and a Promissory Note for $510,852. The Company entered into a 6.5-year gross lease with Eleventh Avenue for the building and property at an annual cost of $3.50 per square foot, aggregating $385,000 per year; after three years the lease escalates to $3.82 per square foot, aggregating $417,948 per year.

        In the transaction, the Company paid in full its mortgage on the property with US Bancorp in the amount of $2,675,798, including accrued interest. The mortgage had originally been entered into as security for Term Loan A under the provisions of the Company's Credit Agreement with US Bancorp dated October 20, 2000.

        As a result of the sale of the property, the Company will recognize a gain on its balance sheet of $2,136,810, which will be realized over the life of the lease from Hopkins Eleventh Avenue, LLC. The Company realized proceeds of $1,024,202, which will be applied to the Company's debt to Activar Properties, Inc. and affiliates. Eleventh Avenue will not make any payments on the Promissory Note, as it will be offset against debt held by the Company and owed to Activar Properties, LLC.

MAGSTAR TECHNOLOGIES, INC.

EXHIBIT INDEX TO ANNUAL REPORT
ON FORM 10-KSB

For the Fiscal Year Ended December 31, 2002

Item No.	Item	Method of Filing
3.1	Restated Articles of Incorporation, As amended	Incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001 (File No. 0-1561)
3.2	Amended Bylaws	Incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1990 (File No. 0-1561)
4.1	Form of the Company's Common Stock Certificate	Incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1990 (File No. 0-1561)
4.2	Voting Agreement, dated September 12, 2000, by and among the Company, certain shareholders and investors	Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, dated October 24, 2000 (File No. 0-1561)
10.1	Incentive Stock Option Plan of the Company, as amended effective December 17, 1987	Incorporated by reference to Exhibit 10(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 1987 (File No. 0-1561)
10.2	Directors Stock Option Plan of the Company	Incorporated by reference to Exhibit 10(c) to the Company's Annual Report on Form 10-K for the year ended December 31, 1987 (File No. 0-1561)
10.3	1991 Non-Employee Director Stock Option Plan	Incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 0-1561)

10.4	1991 Stock Option Plan, as amended	Incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995 (File No. 0-1561)
10.5	1997 Non-Employee Director Stock Option Plan	Incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997 (File No. 0-1561)
10.6	2001 Stock Option Plan	Incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001 (File No. 0-1561)
10.7	2001 Stock Purchase Plan	Incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001 (File No. 0-1561)
10.8	Environmental and ADA Indemnification Agreement, dated December 3, 1997, between the Company and US Bancorp National Association	Incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K, dated December 18, 1997 (File No. 0-1561)
10.9	Environmental Letter of Undertaking, dated December 3, 1997, between the Company and US Bancorp National Association	Incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K, dated December 18, 1997 (File No. 0-1561)
10.10	Securities Purchase Agreement, dated October 10, 2000, by and among the Company and certain Investors	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated October 24, 2000 (File No. 0-1561)
10.11	Amended and Restated Credit Agreement dated October 10, 2000, by and between the Company and US Bancorp National Association	Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K, dated October 24, 2000 (File No. 0-1561)

10.12
	Amended, Restated and Consolidated Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Financing Statement, dated October 10, 2000 by and between the Company and US Bancorp National Association	Incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K, dated October 24, 2000 (File No. 0-1561)
10.13	Security Agreement, dated October 10, 2000, by and between the Company and US Bancorp National Association	Incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K, dated October 24, 2000 (File No. 0-1561)
10.14	$6,800,000 Amended and Restated Note, dated October 10, 2000, given by the Company to US Bancorp National Association	Incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K, dated October 24, 2000 (File No. 0-1561)
10.15	First Amendment to Amended and Restated Credit Agreement, dated November 30, 2001, by and between the Company and US Bancorp National Association	Incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001 (File No. 0-1561)
10.16	Asset Purchase Agreement, Promissory Note and Equipment Lease by and between Reuter Manufacturing, Inc. and MagStar Technologies, Inc. for the acquisition of certain assets at December 1, 2000	Incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-KSB, for the year ended December 31, 2000 (File No. 0-1561)
10.17	Bill of Sale and two Master Equipment Leases, with attached exhibits and assignments, dated March 21, 2001 related to the sale-leaseback of equipment between the Company and Activar Properties, Inc.	Incorporated by reference to Exhibit 10.21 to the Company's Quarterly Report on Form 10-Q, for the quarter ended March 31, 2001 (File No. 0-1561)

10.18	Promissory Note between the Company and Activar Properties, Inc. related to the purchase of Quickdraw Conveyor Systems, Inc. dated February 23, 2001	Incorporated by reference to Exhibit 10.22 to the Company's Quarterly Report on Form 10-Q, for the quarter ended March 31, 2001 (File No. 0-1561)
10.19	Option Amendment Agreement, dated October 1, 2001 by and between Michael J. Tate and the Company	Incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001 (File No. 0-1561)
10.20	12% Promissory Note dated January 21, 2002 issued to Richard F. McNamara	Incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001 (File No. 0-1561)
10.21	Warrant for Purchase of Shares of Common Stock of the Company dated January 21, 2002 issued to Richard F. McNamara	Incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001 (File No. 0-1561)
10.22	Lease from Eleventh Avenue to the Company dated February 21, 2003	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated March 11, 2003 (File No. 0-1561)
10.23	Promissory Note from Eleventh Ave dated February 21, 2003	Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, dated March 11, 2003 (File No. 0-1561)
99(a)	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith electronically
99(b)	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith electronically

QuickLinks

PART I
  ITEM 1. DESCRIPTION OF BUSINESS.
  ITEM 2. DESCRIPTION OF PROPERTY.
  ITEM 3. LEGAL PROCEEDINGS.
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
  Item 4A. EXECUTIVE OFFICERS OF THE REGISTRANT.
PART II
  ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
  ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
General
Inventory Valuation
Revenue Recognition
  ITEM 7. FINANCIAL STATEMENTS.
  ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
PART III
  ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.
  ITEM 10. EXECUTIVE COMPENSATION.
Summary Compensation Table
Option Grants During Fiscal Year Ended December 31, 2002
Option Exercises During Fiscal Year Ended December 31, 2002 and Fiscal Year End Option Values
  ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
PRINCIPAL SHAREHOLDERS AND BENEFICIAL OWNERSHIP OF MANAGEMENT
  ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
PART IV
  Item 13. EXHIBITS AND REPORTS ON FORM 8-K.
  ITEM 14. CONTROLS AND PROCEDURES.
SIGNATURES
CERTIFICATIONS
MagStar Technologies, Inc. Years Ended December 31, 2002 and 2001
INDEPENDENT AUDITORS' REPORT
MagStar Technologies, Inc. Balance Sheets At December 31, 2002 and 2001
MagStar Technologies, Inc. Statements of Operations For the years ended December 31, 2002 and 2001
MagStar Technologies, Inc. Statements of Stockholders' Deficiency For the years ended December 31, 2002 and 2001
MagStar Technologies, Inc. Statements of Cash Flows For the years ended December 31, 2002 and 2001
MagStar Technologies, Inc. Notes to Financial Statements
MAGSTAR TECHNOLOGIES, INC. EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-KSB For the Fiscal Year Ended December 31, 2002