Form 10QSB
period 2003-03-31
MAGSTAR TECHNOLOGIES INC
filed 2003-05-15
CIK 83490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

952/935-6921

(Registrant’s telephone number, including area code)

As of May 15, 2003, there were 8,740,173 and 1,000,000 shares of the registrant’s $.1875 and $.1875 par value Common Stock and Preferred Stock, respectively, outstanding.

Transitional Small Business Disclosure Format (Check one):  YES   ☐       NO   ☒

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MagStar Technologies, Inc.

Balance Sheets

	March 31 2003	December 31 2002
	(Unaudited)
ASSETS

Current Assets:
Cash	$500	$500
Accounts receivable, net	666,009	831,820
Inventories	1,211,414	1,296,252
Other current assets	65,924	41,497
Total current assets	1,943,847	2,170,069

Property, plant and equipment, net	129,423	1,723,182
Total assets	$2,073,270	$3,893,251

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Senior debt	$2,192,071	$5,086,475
Current maturities of capital lease obligation	140,875	140,875
Payable to related parties	904,584	1,532,169
Notes payable to related parties	4,376,846	4,507,509
Checks issued in excess of cash in bank	152,504	90,949
Accounts payable	763,711	635,327
Accrued expenses	443,258	695,497
Deferred gain on sale - leaseback Equipment	155,576	155,576
Deferred gain on sale - leaseback Building	359,643	—
Total current liabilities	9,489,069	12,844,377

Capital lease obligations, less current maturities	93,174	116,028
Deferred gain on sale - leaseback Equipment	583,410	622,305
Deferred gain on sale - leaseback Building	1,738,272	—
Other liabilities	9,617	9,619

Total Liabilities	11,913,543	13,592,328

Stockholders’ deficiency
Preferred stock, par value $.1875 per share, authorized 2,500,000 shares; 1,000,000 issued	187,500	187,500
Common stock, par value $.1875 per share, authorized 30,000,000 shares; issued and outstanding 8,740,673 shares at December 31, 2002 and 2001, respectively	1,638,782	1,638,782
Additional paid-in capital	17,938,979	17,938,979
Accumulated deficit	(29,605,535)	(29,464,338)

Total stockholders’ deficiency	(9,840,273)	(9,699,077)
Total liabilities and stockholders’ deficiency	$2,073,270	$3,893,251

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MagStar Technologies, Inc.

Statement of Operations

	(Unaudited)
	For the three months ended March 31

	2003	2002

Total Net Sales	$1,433,533	$2,821,078
Cost of sales	1,407,610	2,368,256

Gross profit (loss)	25,924	452,822

Selling, general and administrative expenses
Gain on sale - leaseback	(98,834)	(88,362)
Other selling, general and administrative expenses	289,265	355,262

Total selling, general and administrative expenses, net	190,431	266,900

Operating income (loss)	(164,508)	185,922

Other income (expense):
Interest expense	(141,315)	(171,994)
Other, net	164,626	5,498

Total other income (expense), net	23,311	(166,496)

Net income (loss)	$(141,197)	$19,426

Net loss per share (basic and diluted)	$(0.01)	$0.01

Weighted average common shares outstanding	9,740,173	9,740,173

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MagStar Technologies, Inc.

Statement of Cash Flows

	(Unaudited)
	For the three months ended March 31
	2003	2002
Cash flows from operating activities:
Net loss	$(141,197)	$19,426
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	51,615	70,680
Provision for doubtful accounts	(8)	14,232
Provision for write-down of inventories	—	7,500
Gain on sale-leaseback Equipment	(38,894)	(88,362)
Gain on sale-leaseback Building	(59,940)	—
Changes in operating assets and liabilities:
Receivables	165,832	(9,506)
Inventories	84,838	(88,582)
Other current assets	(24,442)	84,471
Accounts payable, trade	(1,013,816)	(4,512)
Accrued expenses	(262,284)	(29,092)
Other liabilities	—	21,186

Net cash provided by (used in) operating activities	(1,238,296)	(2,559)

Cash flows from investing activities:
Proceeds from sale of building	3,700,000	—

Net cash provided by (used in) investing activities	3,700,000	—

Cash flows from financing activities:
Repayment of term note, bank	(2,658,078)	—
Repayment of asset-based line of credit	(236,326)	(149,278)
Payments on bank overdraft	61,555	—
Repayments of long-term equipment financing	—	(79,501)
Proceeds from note-payable - related party	393,999	507,338
Proceeds from warrants	—	99,000
Repayment of debentures	—	(375,000)
Payments of capital lease obligations	(22,854)	—

Net cash provided by (used in) financing activities	(2,461,704)	2,559
Net (decrease) increase in cash	—	—
Cash, beginning of year	500	500

Cash, end of year	$500	$500

Supplemental disclosures of cash flow information:
Cash paid for interest	$65,634	$171,994

MagStar Technologies, Inc.

Notes to Financial Statements

(Unaudited)

1.                                       Financial Statements:

The unaudited financial statements of MagStar Technologies, Inc. (the “Company”) for the three month periods ended March 31, 2003 and 2002, reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position at March 31, 2003, and the results of operations and cash flows for the reported periods.  The results of operations for any interim period are not necessarily indicative of results expected for the full year.  The December 31, 2002, balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  These unaudited interim financial statements should be read in conjunction with the financial statements and related notes for the year ended December 31, 2002, which are included in the Company’s 2002 Annual Report on Form 10-KSB.

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

2.                                       Significant Customer:

The Company has one customer that accounts for a significant percentage of net sales as follows:

(Unaudited)
Net sales for the three months Ended March 31,

2003	2002

512,705	1,396,140
35.8%	49.5%

3.                                       Senior Debt:

The credit facilities under the Company’s amended and restated Senior credit agreement consist of an asset-based line of credit with availability of up to $1,750,000, subject to a borrowing base limitation of 80% of the Company’s eligible accounts receivable plus eligible inventories, and three term notes.

The asset-based line of credit bears interest at the bank’s reference rate which expires in October 2003.  MagStar holds options for two additional 1-year renewals, at the same terms. Term Loan A bore interest at a fixed rate of 10% per year and was paid off in February 2003.

On February 25, 2003, the Company sold and leased back its headquarters and manufacturing facility in Hopkins, Minnesota.  The purchaser was Hopkins Eleventh Avenue LLC (“Eleventh Avenue”), an affiliate of the Company’s largest shareholder.

The purchase price for the building and property was $3,700,000.  The Company entered into a 6.5-year gross lease with Hopkins Eleventh Avenue, LLC. for the building and property at an annual cost of $3.50 per square foot, aggregating $385,000 per year, after three years the lease escalates to $3.82 per square foot, aggregating $417,948 per year.

In the transaction, the Company paid in full its mortgage on the property with US Bancorp in the amount of $2,675,798, including accrued interest.  The mortgage had originally been entered into as security for Term Loan A under the provisions of the Company’s Credit Agreement with US Bancorp dated October 20, 2000.

As a result of the sale of the property, the Company recognized a gain on its balance sheet of $2,157,855, which will be realized over the life of the lease from Eleventh Avenue.  The Company realized proceeds of $1,001,397, which was applied to the Company’s debt to Activar Properties, Inc. and affiliates.

Term Loan C is non-interest bearing and is due and payable in full on September 2003.  If the line of credit and Term Loan A are paid in full on or before September 2003, or if no event of default exists at October 1, 2003, the Term Loan C shall be forgiven.

The credit facilities restrict the payment of dividends and the Company’s ability to incur other indebtedness.  The credit agreement also contains a covenant that required the Company to meet certain net income targets for 2002.  The company hopes to renegotiate these income targets.  The bank may at any time apply the funds available in any Company bank account against the outstanding loan balances.  In addition, the credit facilities are collateralized by all of the Company’s assets, except for certain equipment purchased with notes payable.

The senior debt obligations have scheduled maturity dates; however, their borrowings are due on demand; accordingly, they have been classified as current in the Company’s March 31, 2003 and December 31, 2002 balance sheets.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Forward Looking Statements

The information in this discussion may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements involve risks and uncertainties, including statements regarding the Company’s capital needs, business strategy and expectations.  Any statements that are not of historical fact may be deemed to be forward-looking statements.  These forward-looking statements involve substantial risks and uncertainties.  In some cases you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue”, the negative of the terms or other comparable terminology.  Forward-looking statements in this Report also include references to anticipated sales volume and product margins, efforts aimed at establishing new or improving existing relationships with customers, other business development activities, anticipated financial performance, business prospects and similar matters.  Actual events or results may differ materially from the anticipated results or other expectations expressed in the forward-looking statements.  In evaluating these statements, you should consider various factors, including the risks included from time to time in other reports or registration statements filed with the United States Securities and Exchange Commission.  These factors may cause the Company’s actual results to differ materially from any forward-looking statements.  The Company disclaims any obligation to publicly update these statements, or disclose any difference between actual results and those reflected in these statements. Such information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 which provides a safe harbor for forward looking statements.

General

MagStar Technologies, Inc. (“MagStar” or the “Company”) is a publicly owned company headquartered in Hopkins, Minnesota that trades locally, over the counter, under the symbol “MGST”. The Company is principally a contract manufacturer of precision-machined components, used in electro-mechanical assemblies and devices for medical, magnetic, motion control, and industrial original equipment manufacturers (“OEMs”).  The company manufactures on a contract basis, among other items, close tolerance bearing-related assemblies for the medical device industry.  In order to differentiate itself from its competitors, the Company emphasizes its design and manufacturing engineering capability and support providing engineering solutions and machining, manufacturing, and assembly services.  The Company also manufactures and sells under the Reuter® name, self-powered oil centrifuges and hydraulic actuators, which are sold by the Company’s sales force and distributor network to OEMs, distributors, and end users.  Under the Quickdraw Conveyor Systems brand, acquired in February 2001, the Company manufactures and sells to OEM equipment manufacturers, integrators, and end users in the medical, semiconductor and factory automation markets.  The Company acquired in November 2000 another company that has expertise in building precision magnet assemblies for aerospace, medical, and motion controlled applications, from which it took the MagStar Technologies name.

The Company’s contract manufacturing business has some concentration in the medical device field, which includes production of blood centrifuges, blood analyzers, thrombectomy proximal motors, organic chemical synthesizers, and valves for medical oxygen delivery.  The Company also contract manufactures biometric identification assemblies, spindles, precision slides and complex magnetic assemblies.  Contract manufacturing accounted for over 90% of sales in 2002.

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

Results of Operations

The Company’s net sales of $1,433,533 for the first quarter ended March 31, 2003 decreased by approximately 49% or $1,387,545 from $2,821,078 for the same period in 2002. Net sales from medical, magnets, industrial, high tech/contract manufacturing, and Quickdraw were $596,063, $178,510, $183,836, $280,173, and $191,248 respectively, for the first quarter ended March 31, 2003, compared to $1,782,429, $399,022, $336,440, $76,214, and $223,572 respectively, for the comparable period in 2002. Sales to the

Company’s largest medical product customer were $512,705 or 35.8% of net sales for the first quarter of 2003 compared to $1,396,140 or 49.5% of net sales for the same period in 2002.

Gross profit was $25,925 or 2% in the first quarter of 2003, compared to $452,822 or 16% for the same period in 2002.  The decrease in gross profit of $(426,898), or (94)% for the first quarter of 2003 over the same period in 2002 is the result of overall weak sales, decreased demand from the significant customer, and a changed sales mix.

Selling, general and administrative expenses were $190,431 or 13% of net sales for the first quarter of 2003, compared to $266,900 or 10% of net sales for the same period in 2002. The decrease for the quarter ended March 31, 2003 in selling, general and administrative expenses of $76,469 is due to a decrease in labor, employee benefits, and recognized gains from equipment and building sale-leasebacks.

In the first quarter of 2003, the Company had an operating loss of $164,508, compared to an operating gain of $185,922 in the same period of 2002.  The operating loss for the first quarter of 2003 compared to 2002 reflects decreased sales volume.

Other income, net, increased to $23,311 from other expenses of $166,496 for the first quarter of 2003 compared to the same period in 2002.  The increase for the first quarter in Other Income is due to an adjustment of the Company’s property tax accrual.

The Company recorded a net loss for the first quarter of 2003 and consequently did not record a provision for income taxes and, generally, does not pay regular income taxes because of the availability of its net operating loss carry forwards.

The effect of inflation on the Company’s results has not been significant.

The net loss for the first quarter of 2003 was $141,197 or $(0.01) per basic and diluted share, compared to a net gain of $19,426 or $0.01 per basic and diluted share for the first quarter of 2002. The net losses are due to the reasons discussed above.

Liquidity and Capital Resources

At March 31, 2003, the Company had a working capital deficiency of $7,545,222, compared to a working capital deficiency of $10,674,308 at December 31, 2002.  The current ratio was .40 at March 31, 2003 and .17 at December 31, 2002.

The credit facilities under the Company’s amended and restated Senior credit agreement consist of an asset-based line of credit with availability of up to $1,750,000, subject to a borrowing base limitation of 80% of the Company’s eligible accounts receivable plus eligible inventories, and three term notes. As of March 31, 2003, the Company had borrowed approximately $867,701 under the credit facilities. The proceeds were used to fund operating activities.  The Company normally borrows the maximum amount allowable under this credit facility.

The asset-based line of credit bears interest at the bank’s reference rate and was renewed for 1 year in October 2002.  MagStar holds options for two 1-year renewals, at the same terms.  Term Loan A bore interest at a fixed rate of 10% per year and was paid off in February 2003.

On February 25, 2003, the Company sold and leased back its headquarters and manufacturing facility in Hopkins, Minnesota.  The purchaser was Hopkins Eleventh Avenue LLC (“Eleventh Avenue”), an affiliate of the Company’s largest shareholder.

The purchase price for the building and property was $3,700,000.  The Company entered into a 6.5-year gross lease with Hopkins Eleventh Avenue, LLC. for the building and property at an annual cost of $3.50 per square foot, aggregating $385,000 per year, after three years the lease escalates to $3.82 per square foot, aggregating $417,948 per year.

In the transaction, the Company paid in full its mortgage on the property with US Bancorp in the amount of $2,675,798, including accrued interest.  The mortgage had originally been entered into as security for Term Loan A under the provisions of the Company’s Credit Agreement with US Bancorp dated October 20, 2000.

As a result of the sale of the property, the Company recognized a gain on its balance sheet of $2,157,855, which will be realized over the life of the lease from Eleventh Avenue.  The Company realized proceeds of $1,001,397, which were applied to the Company’s debt to Activar Properties, Inc. and affiliates.

Term Loan C is non-interest bearing and is due and payable in full on September 2003.  If the line of credit and Term Loan A are paid in full on or before September 2003, or if no event of default exists at October 1, 2003, the Term Loan C shall be forgiven.  The balance of Term Loan C as of June 30, 2002 was $1,325,000.

The credit facilities restrict the payment of dividends and the Company’s ability to incur other indebtedness.  The credit agreement also contains a covenant that requires the Company to meet certain net income targets for 2002. The company hopes to renegotiate these income targets.  The bank may at any time apply the funds available in any Company bank account against the outstanding loan balances.  In addition, the credit facilities are collateralized by all of the Company’s assets, except for certain equipment purchased with notes payable.

The senior debt obligations have scheduled maturity dates; however, their borrowings are due on demand; accordingly, they have been classified as current in the Company’s March 31, 2003 and December 31, 2002 balance sheets.

Net cash used in operating activities was $1,238,296 for the three months ended March 31, 2003, compared to net cash used in operating activities of $2,559 for the comparable period in 2002.  The increase in cash flows used in operating activities for the three months ended March 31, 2003, from the comparable period in 2002 was due primarily to the net loss and reduction in accounts payable.

Net cash used in investing activities for the three month period ending March 31, 2003 was $3,700,000, compared to $0 provided in the same three month period in 2002.  The change was due to the building sale and lease back transaction discussed above.

Net cash provided by financing activities was $2,461,704 for the three month period ended March 31, 2003, compared to cash provided by financing activities of $2,559 for the same period in 2002.  The change was primarily due to the building sale and lease back transaction discussed above.

Troubled Financial Condition and Management’s Plans

Management’s plans and objectives to improve the financial condition of the Company include the following:

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

Summary

First quarter sales were less than in the same period of 2002, with mixed improvement in operating results. The net loss for the first quarter of 2003 compared to the gain in 2002 reflects general weaker sales.  The quarterly results also show the impact of the sale and leaseback of the building.  MagStar is a smaller company at the end of first quarter 2003 than it was at this time in 2002.

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

Critical Accounting Policies and Estimates

 Our significant accounting policies are described in Note 2 to the financial statements included in our annual report for the year ended December 31, 2002.  The accounting policies used in preparing our interim 2003 condensed financial statements are the same as those described in our annual report.

Our critical accounting policies are those both having the most impact to the reporting of our financial condition and results, and requiring significant judgements and estimates.  Our critical accounting policies include those related to revenue recognition, stock-based compensation and valuation of inventories.

Item 3:    Evaluation of Disclosure Controls and Procedures

(a)          Evaluation of disclosure controls and procedures.  The Chief Executive Officer and Chief Financial Officer of the Company, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of a date (the “Evaluation Date”) within 90 days before the filing date of this quarterly report, have concluded that, as of the Evaluation Date, such disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

(b)         Changes in internal controls.  There were no significant changes in the Company’s internal controls or, to the knowledge of the Company, in other factors that could significantly affect such controls subsequent to the Evaluation Date, nor were there any corrective actions taken with regard to any significant deficiencies or material weaknesses in such controls.

PART II - OTHER INFORMATION

Item 6.             Exhibits and Reports on Form 8-K

(a) Exhibits.

99(a)  Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99(b)  Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

On March 12, 2003 the Company filed a Report on Form 8-K to furnish information under the following headings: Item 2. Acquisition or Disposition of Assets, Item 5.  Other Events and Regulation FD Disclosure, Item 7.  Financial Statements and Exhibits, (c) Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGSTAR TECHNOLOGIES, INC.
(Registrant)

Date:	May 15, 2003	By:	/s/ James L. Reissner
James L. Reissner
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	May 15, 2003	By:	/s/ Joseph A. Petrich
Joseph A. Petrich
Treasurer and Chief Financial Officer
(Principal Financial Officer)

CERTIFICATIONS

I, James L. Reissner, President and Chief Executive Officer of MagStar Technologies, Inc., certify that:

1.                                       I have reviewed this quarterly report on Form 10-QSB of MagStar Technologies, Inc.:

2.                                       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly represent in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                                       The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.                                       designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during this period in which the quarterly report is being prepared;

b.                                      evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.                                       presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a.                                       all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.                                      any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:                    May 15, 2003

/s/	James L. Reissner

James L. Reissner
President and Chief Executive Officer

CERTIFICATIONS

I, Joseph A. Petrich, Treasurer and Chief Financial Officer of MagStar Technologies, Inc., certify that:

1.                                       I have reviewed this quarterly report on Form 10-QSB of MagStar Technologies, Inc.:

2.                                       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly represent in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                                       The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.                                       designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during this period in which the quarterly report is being prepared;

b.                                      evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.                                       presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a.                                       all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.                                      any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:                    May 15, 2003

/s/	Joseph A. Petrich

Joseph A. Petrich
Treasurer and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit	Item	Method of Filing

99(a)	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith electronically

99(b)	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith electronically