Form 10QSB
period 2003-06-30
MAGSTAR TECHNOLOGIES INC
filed 2003-08-07
CIK 83490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 0-1561

MAGSTAR TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Minnesota	41-0780999
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

410 - 11th Avenue South, Hopkins, Minnesota	55343
(Address of principal executive offices)	(Zipcode)

952/935-6921

(Registrant’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒  No  ☐

As of August 7, 2003, there were 8,740,173 and 1,000,000 shares of the registrant’s $.1875 and $.1875 par value Common Stock and Preferred Stock, respectively, outstanding.

Transitional Small Business Disclosure Format (Check one):  YES  ☐     NO  ☒

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MagStar Technologies, Inc.

Balance Sheets

	June 30, 2003	December 31 2002
	(Unaudited)
ASSETS

Current Assets:
Cash	$500	$500
Accounts receivable, net	752,917	831,820
Inventories	1,146,454	1,296,252
Other current assets	76,979	41,497
Total current assets	1,976,849	2,170,069

Property, plant and equipment, net	100,746	1,723,182
Total assets	$2,077,595	$3,893,251

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Senior debt	$2,147,708	$5,086,475
Current maturities of capital lease obligation	140,875	140,875
Payable to related parties	967,643	1,532,169
Notes payable to related parties	4,734,595	4,507,509
Checks issued in excess of cash in bank	124,806	90,949
Accounts payable	776,217	635,327
Accrued expenses	382,775	695,497
Short Term Deferred gain on sale — leaseback Equipment	155,576	155,576
Short Term Deferred gain on sale — leaseback Building	359,643
Total current liabilities	9,789,837	12,844,377

Capital lease obligations, less current maturities	51,198	116,028
Deferred gain on sale— leaseback Equipment	544,516	622,305
Deferred gain on sale — leaseback Building	1,648,362	—
Other liabilities	9,617	9,619

Total Liabilities	12,043,531	13,592,328

Stockholders’ deficiency
Preferred stock, par value $.1875 per share, authorized 2,500,000 shares; 1,000,000 issued and outstanding	187,500	187,500
Common stock, par value $.1875 per share, authorized 30,000,000 shares; issued and outstanding 8,740,173 shares at June 30, 2003 and December 31, 2002, respectively	1,638,782	1,638,782
Additional paid-in capital	17,938,979	17,938,979
Accumulated deficit	(29,731,198)	(29,464,338)

Total stockholders’ deficiency	(9,965,936)	(9,699,077)
Total liabilities and stockholders’ deficiency	$2,077,595	$3,893,251

See accompanying notes to financial statements.

MagStar Technologies, Inc.

Statements of Operations

	For the three months ended June 30,		For the six months ended June 30,
	(Unaudited)		(Unaudited)
	2003	2002	2003	2002

Total Net Sales	$1,769,363	$2,401,705	$3,202,896	$5,222,783
Cost of sales	1,608,389	2,327,248	3,015,999	4,609,658

Gross profit	160,974	74,457	186,898	613,125

Selling, general and administrative expenses
Gains on sale — leaseback	(128,805)	(88,363)	(227,639)	(176,725)
Other selling, general and administratve expenses	346,275	476,771	635,540	917,878

Total selling, general and administrative expenses, net	217,470	388,408	407,901	741,153

Operating loss	(56,496)	(313,951)	(221,004)	(128,028)

Other (expense) income:
Interest expense	(99,253)	(186,155)	(239,849)	(358,149)
Other, net	30,086	7,631	193,993	13,129

Total other expense, net	(69,167)	(178,524)	(45,856)	(345,020)

Net loss	$(125,663)	$(492,475)	$(266,860)	$(473,048)
Net loss per share (basic and diluted)	$(0.01)	$(0.06)	$(0.03)	$(0.05)

Weighted average common shares outstanding	8,740,173	8,740,173	8,740,173	8,740,173

See accompanying notes to financial statements.

MagStar Technologies, Inc.

Statements of Cash Flows

	(Unaudited)
	For the six months ended June 30
	2003	2002
Cash flows from operating activities:
Net loss	$(266,860)	$(473,048)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:	80,291	141,362
Depreciation and amortization
Provision for doubtful accounts	(5,279)	—
Provision for write-down of inventories	—	—
Gain on sale—leaseback Equipment	(77,788)	(176,724)
Gain on sale—leaseback Building	(149,851)	—
Changes in operating assets and liabilities:		—
Receivables	84,183	(74,307)
Inventories	149,798	(26,392)
Other current assets	(35,482)	17,473
Accounts payable, trade	(1,001,311)	236,706
Accrued expenses	(313,483)	(43,616)
Accrued expenses — related parties	147,521
Other liabilities	—	(9,983)

Net cash used in operating activities	(1,388,261)	(408,529)

Cash flows from investing activities:
Capital expenditures	—	—
Proceeds from sale of building	3,700,000	—
Proceeds from sale of fixed assets	—	—

Net cash provided by investing activities	3,700,000	—

Cash flows from financing activities:
Repayment of term note, bank	(2,658,078)	—
Repayment of asset—based line of credit	(280,689)	(194,658)
Change in bank overdraft	33,858	—
Repayments of long—term equipment financing	—	(28,313)
Proceeds from note-payable — related party	658,000	907,500
Proceeds from warrants	—	99,000
Repayment of debentures	—	(375,000)
Payments of capital lease obligations	(64,830)	—

Net cash provided by (used in) financing activities	$(2,311,739)	$408,529
Net (decrease) increase in cash	—	—
Cash, beginning of year	500	500

Cash, end of period	$500	$500

Supplemental disclosures of cash flow information:
Cash paid for interest	$76,432	$202,844

See accompanying notes to financial statements.

MagStar Technologies, Inc.

Notes to Financial Statements

(Unaudited)

1.             Financial Statements:

The unaudited financial statements of MagStar Technologies, Inc. (the “Company”) for the three and six month periods ended June 30, 2003 and 2002 reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position at June 30, 2003, and the results of operations and cash flows for the reported periods.  The results of operations for any interim period are not necessarily indicative of results expected for the full year.  The December 31, 2002, balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  These unaudited interim financial statements should be read in conjunction with the financial statements and related notes for the year ended December 31, 2002, which are included in the Company’s 2002 Annual Report on Form 10-KSB.

Net Loss Per Share:

Basic net loss per common share is computed using the weighted average number of shares outstanding for the period.  Diluted net loss per common share is computed using the weighted average number of shares outstanding per common share adjusted for the incremental dilutive shares attributed to outstanding stock options under the Company’s stock option plans and stock purchase warrants.

Stock-Based Compensation

In accordance with Accounting Principles Board (APB) Opinion No. 25 and related interpretations, the Company uses the intrinsic value-based method for measuring stock-based compensation cost which measures compensation cost as the excess, if any, of quoted market price of the Company’s common stock at the grant date over the amount the employee must pay for the stock. The Company’s general policy is to grant stock options at fair value at the date of grant. Options and warrants issued to non-employees are recorded at fair value, as required by Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”, using the Black Scholes pricing method.

Had compensation cost been recognized based on the fair values of options at the grant dates consistent with the provisions of SFAS No. 123, the Company’s net loss and basic and diluted net loss per common share would have been changed to the following pro forma amounts:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net loss:
As reported	$(125,663)	(492,475)	(266,860)	(473,048)
Pro forma	(150,267)	(517,079)	(316,069)	(522,257)
Basic and diluted net loss per common share:
As reported	(0.01)	(0.06)	(0.03)	(0.05)
Pro forma	(0.02)	(0.06)	(0.04)	(0.06)
Stock based compensation:
As reported	0	0	0	0
Pro forma	24,604	24,604	49,209	49,209

In determining the compensation cost of options granted during the three and six months ended June 30, 2003 and 2002, as specified by SFAS No. 123, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model and the weighted average assumptions used in these calculations are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Risk-free interest rate	4.000	4.000	4.000	4.000
Expected life of options granted	6 years	6 years	6 years	6 years
Expected volatility	255%	255%	255%	255%
Expected dividend yield	0%	0%	0%	0%

Recent Accounting Pronouncements

In April 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” effective for contracts entered into or modified after June 30, 2003.  This amendment clarifies when a contract meets the characteristics of a derivative, clarifies when a derivate contains a financing component and amends certain other existing pronouncements.  The Company believes the adoption of SFAS No. 149 will not have a material effect on the Company’s financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  SFAS No. 150 requires the classification as a liability of any financial instruments with a mandatory redemption feature, an obligation to repurchase equity shares, or a conditional obligation based on the issuance of a variable number of its equity shares.  The Company believes the adoption of SFAS No. 150 will not have a material effect on the Company’s financial statements

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46).  FIN 46 states that companies that have exposure to the economic risks and potential rewards from another entity’s assets and activities have a controlling financial interest in a variable interest entity and should consolidate the entity, despite the absence of clear control through a voting equity interest.  The consolidation requirements apply to all variable interest entities created after January 31, 2003.  For variable interest entities that existed prior to February 1, 2003, the consolidation requirements are effective for annual or interim periods beginning after June 15, 2003.  Disclosure of significant variable interest entities is required in all financial statements issued after January 31, 2003, regardless of when the variable interest was created.  The Company does not expect the adoption of FIN 46 to have a material impact on its financial statements.

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

June 30, 2003

Balance at Beginning of Year	104,000
Claims Paid	(45,654)
Expense Provision	45,654

Balance at End of Period	104,000

2.             Significant Customer:

The Company has one customer that accounts for a significant percentage of net sales as follows:

(Unaudited)		(Unaudited)
Net sales for the three months Ended June 30,		Net sales for the six months Ended June 30,
2003	2002	2003	2002

750,006	1,018,604	1,244,734	2,414,744
42.4%	42.0%	38.9%	46.0%

3.             Prior Period Adjustment:

The financial statements for the periods ended June 30, 2003 and 2002 have been restated to reflect the exclusion of preferred stock in the weighted average common shares outstanding for all periods presented.  The preferred shares have been excluded as they are anti-dilutive.  The effect of the restatement did not change the net loss per share (basic and diluted) except for the three months ended June 30, 2002 from a net loss per share of $(.05) to a net loss per share of $(.06).

4.             Senior Debt:

The credit facilities under the Company’s amended and restated senior credit agreement consist of an asset-based line of credit with availability of up to $1,750,000, subject to a borrowing base limitation of 80% of the Company’s eligible accounts receivable plus eligible inventories, and one non interest bearing term note.

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

As a result of the sale of the property, the Company recognized a gain on its balance sheet of $2,157,855, which will be realized over the life of the lease from Eleventh Avenue.  The Company realized net proceeds of $1,001,397, which was applied to the Company’s debt to Activar Properties, Inc. and affiliates.

Term Loan C is non-interest bearing and is due and payable in full on September 30, 2003.  If the line of credit and Term Loan A are paid in full on or before September 30, 2003, and if no event of default exists at October 1, 2003, the Term Loan C shall be forgiven. The credit agreement also contains a covenant that required the Company to meet certain net income targets for 2002.  The Company hopes to renegotiate these terms. See subsequent event.

Senior debt obligations are due on demand; accordingly, they have been classified as current in the Company’s June 30, 2003 and December 31, 2002 balance sheets.

5.                                       Subsequent event:

On August 7, 2003, US Bank agreed to cancel Term Loan C in exchange for 300,000 shares of the Company’s restricted common stock.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Results of Operations

The Company’s net sales of $1,769,363 for the second quarter ended June 30, 2003 decreased by approximately 26% or $632,342 from $2,401,705 for the same period in 2002. Net sales from medical, magnets, industrial, high tech/contract manufacturing, and Quickdraw were $825,859, $136,620, $222,274, $381,703, and $184,841 respectively, for the second quarter ended June 30, 2003, compared to $1,185,495, $241,571, $295,120, $535,160, and $140,825 respectively, for the comparable period in 2002. Sales to the Company’s largest medical product customer were $750,006 or 42% of net sales for the second quarter of 2003 compared to $1,018,604 or 42% of net sales for the same period in 2002. The Company’s net sales of $3,202,896 for the first six months ended June 30, 2003 decreased by approximately 39% or $2,019,887 from $5,222,783 for the same period in 2002. Net sales from medical, magnets, industrial, high tech/contract manufacturing, and Quickdraw were $1,421,922, $315,131, $406,110, $661,877, and $376,090 respectively, for the first six months ended June 30, 2003, compared to $2,697,924, $640,539, $631,560, $611,375, and $364,396 respectively, for the comparable period in 2002. Sales to the Company’s largest medical product customer were $1,244,734 or 39% of net sales for the first six months ended June 30, 2003 compared to $2,414,744 or 46% of net sales for the same period in 2002.  Sales fell overall from 2003 to the same period in 2002 due to a decreased level of sales from the Company’s significant medical customer and an effort to concentrate on higher margin sales in tandem with weaker market demand.

Gross profit was $160,974 or 9% in the second quarter of 2003, compared to $74,457 or 3% for the same period in 2002.  The increase in gross profit of $86,517, or 116% for the second quarter of 2003 over the same period in 2002 is the result of concentration on higher margin sales and reductions in production, labor, and overhead costs.  Gross profit was $186,898 or 6% in the first six months ended June 30, 2003, compared to $613,125 or 12% for the same period in 2002.  The decrease in gross profit of $426,227, or 70% for the first six months ended June 30, 2003 over the same period in 2002 is the result of one-time higher sales with high gross margin in the first quarter of 2002 to the Company’s largest medical customer.

Selling, general and administrative expenses were $217,470 or 12% of net sales for the second quarter of 2003, compared to $388,408 or 16% of net sales for the same period in 2002. The decrease for the quarter ended June 30, 2003 in selling, general and administrative expenses of $170,938 is due to reductions in overhead and payroll, and the recognized gain on the building sale and leaseback.  Selling, general and administrative expenses were $407,901 or 13% of net sales for the first six months of 2003, compared to $741,153 or 14% of net sales for the same period in 2002. The decrease for the six months ended June 30, 2003 in selling, general and administrative expenses of $333,252 is due to reductions in overhead and payroll, and the recognized gain on the building sale and leaseback.

In the second quarter of 2003, the Company had an operating loss of $56,496, compared to an operating loss of $313,951 in the same period of 2002.  The operating loss for the second quarter of 2003 compared to 2002 reflects the reasons discussed above.  In the first six months of 2003, the Company had an operating loss of $221,004, compared to an operating loss of $128,028 in the same period of 2002.  The operating loss for the first six months of 2003 compared to 2002 reflects the reasons discussed above.

Other expenses, net, decreased to $69,167 from other expenses of $178,524 for the second quarter of 2003 compared to the same period in 2002.  The decrease for the second quarter in Other expenses is due to lower interest expense as a result of paying off Term Loan A.  Other expenses, net, decreased to $45,856 from other expenses of $345,020 for the first six months of 2003 compared to the same period in 2002.  The decrease for the first six months in Other expenses is due to lower interest expense as a result of paying off Term Loan A.

The Company recorded a net loss for the second quarter and first six months of 2003 and consequently did not record a provision for income taxes and, generally, does not pay regular income taxes because of the availability of its net operating loss carry forwards.

The effect of inflation on the Company’s results has not been significant.

The net loss for the second quarter of 2003 was $125,663 or $0.01 per basic and diluted share, compared to a net loss of $492,475 or $0.06 per basic and diluted share for the second quarter of 2002. The net losses are due to the reasons discussed above. The net loss for the first six months of 2003 was $266,860 or $0.03 per basic and diluted share, compared to a net loss of $473,048 or $0.05 per basic and diluted share for the first six months of 2002. The net losses are due to the reasons discussed above.

Liquidity and Capital Resources

At June 30, 2003, the Company had a working capital deficiency of $7,812,988, compared to a working capital deficiency of $10,674,308 at December 31, 2002.  The current ratio was 0.20 at June 30, 2003 and .17 at December 31, 2002.

The credit facilities under the Company’s amended and restated Senior credit agreement consist of an asset-based line of credit with availability of up to $1,750,000, subject to a borrowing base limitation of 80% of the

Company’s eligible accounts receivable plus eligible inventories, and three term notes. As of June 30, 2003, the Company had borrowed approximately $822,708 under the credit facilities. The proceeds were used to fund operating activities.  The Company normally borrows the maximum amount allowable under this credit facility.

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

Term Loan C is non-interest bearing and is due and payable in full on September 2003.  If the line of credit and Term Loan A are paid in full on or before September 2003, or if no event of default exists at October 1, 2003, the Term Loan C shall be forgiven.  The balance of Term Loan C as of June 30, 2002 was $1,325,000.           The credit agreement also contains a covenant that requires the Company to meet certain net income targets for 2002. The Company hopes to renegotiate these terms. See subsequent event.

Senior debt obligations are due on demand; accordingly, they have been classified as current in the Company’s March 31, 2003 and December 31, 2002 balance sheets.

Net cash used in operating activities was $1,388,261 for the six months ended June 30, 2003, compared to net cash used in operating activities of $408,529 for the comparable period in 2002.  The increase in cash flows used in operating activities for the six months ended June 30, 2003, from the comparable period in 2002 was due primarily to the net loss and reduction in accounts payable.

Net cash provided by investing activities for the six month period ending June 30, 2003 was $3,700,000, compared to $0 provided in the same six month period in 2002.  The change was due to the building sale and lease back transaction discussed above.

Net cash used in financing activities was $2,311,739 for the six month period ended June 30, 2003, compared to cash provided by financing activities of $408,529 for the same period in 2002.  The change was primarily due to the building sale and lease back transaction discussed above.

Recent Accounting Pronouncements

In April 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” effective for contracts entered into or modified after June 30, 2003.  This amendment clarifies when a contract meets the characteristics of a derivative, clarifies when a derivate contains a financing component and amends certain other existing pronouncements.  The Company believes the adoption of SFAS No. 149 will not have a material effect on the Company’s financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  SFAS No. 150 requires the classification as a liability of any financial instruments with a mandatory redemption feature, an obligation to repurchase equity shares, or a conditional obligation based on the issuance of a variable number of its equity shares.  The Company believes the adoption of SFAS No. 150 will not have a material effect on the Company’s financial statements

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46).  FIN 46 states that companies that have exposure to the economic risks and potential rewards from another entity’s assets and activities have a controlling financial interest in a variable interest entity and should consolidate the entity, despite the absence of clear control through a voting equity interest.  The consolidation requirements apply to all variable interest entities created after January 31, 2003.  For variable interest entities that existed prior to February 1, 2003, the consolidation requirements are effective for annual or interim periods beginning after June 15, 2003.  Disclosure of significant variable interest entities is required in all financial statements issued after January 31, 2003, regardless of when the variable interest was created.  The Company does not expect the adoption of FIN 46 to have a material impact on its financial statements.

Subsequent Event

On August 7, 2003, US Bank agreed to cancel Term Loan C in exchange for 300,000 shares of the Company’s restricted common stock.

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

•              Improve productivity, improve cost control, and manage expenses in proportion with the Company’s current sales levels to achieve positive cash flow.

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

Summary

Second quarter sales were less than in the same period of 2002, with mixed improvement in operating results. The net loss for the second quarter of 2003 compared to the gain in 2002 reflects general weaker sales and expense reductions.  The results also show the impact of the sale and leaseback of the building.  MagStar is a smaller company at the end of second quarter 2003 than it was at this time in 2002 and is planning for strategic growth in the future.

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

PART II - OTHER INFORMATION

Item 4.                                Submission of Matters to a Vote of Security Holders.

The 2003 Annual Meeting of Shareholders of MagStar Technologies, Inc. was held on Friday, May 16, 2003 at the offices of the Company in Hopkins, Minnesota.  At the meeting, the shareholders elected Directors of the Company to serve until the next Annual Meeting of Shareholders or until their successors are elected and qualified and ratified the appointment of Virchow, Krause & Company, LLP as independent auditors for the Company for the year ending December 31, 2003.  The following summarizes the voting on those items:

Number of Shares

	For	Against	Withheld
Election of Directors:
R. F. McNamara	7,298,217	9,235	0
James L. Reissner	7,297,965	9,487	0
Michael J. Tate	7,292,588	14,864	0

	For	Against	Abstain
Ratification of Appointment of Auditors	7,301,636	2,947	2,869

Item 6.                    Exhibits and Reports on Form 8-K

(a)   Exhibits.

31(a)                                              Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(b)                                             Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32(a)                                              Certificate of Chief Executive Officer  pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32(b)                                             Certificate of Chief Financial Officer pursuant to  Section 906 of the Sarbanes-Oxley Act of 2002

(b)   Reports on Form 8-K

None.

SIGNATURES

                Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGSTAR TECHNOLOGIES, INC.
(Registrant)

Date:	August 7, 2003	By:	/s/ James L. Reissner
James L. Reissner
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	August 7, 2003	By:	/s/ Joseph A. Petrich
Joseph A. Petrich
Treasurer and Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit	Item	Method of Filing

31(a)	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith electronically

31(b)	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith electronically

32(a)	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith electronically

32(b)	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith electronically