Form 10QSB
period 2003-09-30
MAGSTAR TECHNOLOGIES INC
filed 2003-11-05
CIK 83490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

As of November 5, 2003, there were 9,040,173 and 1,000,000 shares of the registrant’s $.1875 and $.1875 par value Common Stock and Preferred Stock, respectively, outstanding.

Transitional Small Business Disclosure Format (Check one):    YES  ☐    NO  ☒

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MagStar Technologies, Inc.

Balance Sheets

	September 30, 2003	December 31, 2002
	(Unaudited)
ASSETS

Current Assets:
Cash	$500	$500
Accounts receivable, net	604,317	831,820
Inventories, net	1,194,885	1,296,252
Other current assets	67,892	41,497
Total current assets	1,867,594	2,170,069

Property, plant and equipment, net	72,070	1,723,182
Total assets	$1,939,664	$3,893,251

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Senior debt	$786,216	$5,086,475
Current maturities of capital lease obligations	140,875	140,875
Payable to related parties	608,922	1,532,169
Notes payable to related parties	5,426,339	4,507,509
Checks issued in excess of cash in bank	126,351	90,949
Accounts payable	661,207	635,327
Accrued expenses	418,110	695,497
Short term deferred gain on sale - leaseback equipment	155,576	155,576
Short term deferred gain on sale - leaseback building	359,643	—
Total current liabilities	8,683,239	12,844,377

Capital lease obligations, less current maturities	24,607	116,028
Deferred gain on sale - leaseback equipment, net of current portion	505,622	622,305
Deferred gain on sale - leaseback building, net of current portion	1,558,451	—
Other liabilities	9,616	9,619

Total Liabilities	10,781,535	13,592,328

Stockholders’ deficiency
Preferred stock, par value $.1875 per share, authorized 2,500,000 shares; 1,000,000 issued and outstanding	187,500	187,500
Common stock, par value $.1875 per share, authorized 30,000,000 shares; issued and outstanding 9,040,173 shares at September 30, 2003 and 8,740,173 shares at December 31, 2002	1,694,882	1,638,782
Additional paid-in capital	18,002,879	17,938,979
Accumulated deficit	(28,727,133)	(29,464,338)

Total stockholders’ deficiency	(8,841,871)	(9,699,077)
Total liabilities and stockholders’ deficiency	$1,939,664	$3,893,251

See accompanying notes to financial statements.

MagStar Technologies, Inc.

Statements of Operations

	For the three months ended September 30,		For the nine months ended September 30,
	(Unaudited)		(Unaudited)
	2003	2002	2003	2002

Total Net Sales	$1,434,827	$1,323,837	$4,637,723	$6,546,620
Cost of sales	1,364,250	2,273,555	4,380,249	6,883,214

Gross profit (loss)	70,577	(949,718)	257,474	(336,594)

Selling, general and administrative expenses
Gains on sale - leaseback	(128,805)	(88,363)	(356,444)	(265,088)
Other selling, general and administratve expenses	343,964	429,891	979,504	1,347,769

Total selling, general and administrative expenses, net	215,159	341,528	623,061	1,082,681

Operating loss	(144,582)	(1,291,246)	(365,587)	(1,419,275)

Other income (expense):
Interest expense	(105,775)	(172,232)	(345,624)	(531,878)
Other, net	49,423	5,515	243,416	20,143

Total other income (expense), net	(56,352)	(166,717)	(102,208)	(511,735)

Income (loss) before extraordinary income	(200,934)	(1,457,963)	(467,795)	(1,931,010)
Extraordinary income - gain on forgiveness of debt	1,205,000	—	1,205,000	—
Net Income (loss)	$1,004,066	$(1,457,963)	$737,205	$(1,931,010)

Net income (loss) before extraordinary income per share - basic	$(0.02)	$(0.17)	$(0.05)	$(0.22)
Net income (loss) before extraordinary income per share - diluted	$(0.02)	$(0.17)	$(0.05)	$(0.22)

Extraordinary income per share - basic	$0.14	$—	$0.14	$—
Extraordinary income per share - diluted	$0.13	$—	$0.13	$—

Net income (loss) per share - basic	$0.11	$(0.17)	$0.08	$(0.22)
Net income (loss) per share - diluted	$0.11	$(0.17)	$0.08	$(0.22)

Weighted average common shares outstanding - basic	8,913,611	8,740,173	8,799,216	8,740,173
Weighted average common shares outstanding - diluted	9,046,062	8,740,173	8,926,223	8,740,173

See accompanying notes to financial statements.

MagStar Technologies, Inc.

Statements of Cash Flows

	(Unaudited)
	For the nine months ended September 30
	2003	2002
Cash flows from operating activities:
Net income (loss)	$737,205	$(1,931,010)
Adjustments to reconcile net income (loss) to net cash (used in) operating activities:

Depreciation and amortization	108,967	212,041
Extraordinary income	(1,205,000)	—
Gain on sale-leaseback Equipment	(116,683)	(265,088)
Gain on sale-leaseback Building	(239,762)	—
Provision for doubtful accounts	(5,072)	—
Changes in operating assets and liabilities:
Receivables	232,575	536,721
Inventories	101,367	349,666
Other current assets	(26,396)	41,044
Accounts payable, trade	25,879	136,082
Accrued expenses	(277,387)	(324,214)
Payable to related parties	(947,996)	—
Other liabilities	—	(6,047)

Net cash provided by (used in) operating activities	(1,612,302)	(1,250,805)

Cash flows from investing activities:
Capital expenditures	—	(1,667)
Proceeds from sale of building	3,700,000	—

Net cash provided by (used in) investing activities	3,700,000	(1,667)

Cash flows from financing activities:
Payments on debt	(2,658,078)	—
Net borrowings (payments on) line of credit	(317,181)	(536,870)
Repayments of long-term equipment financing	—	(92,064)
Net borrowings (payments on) note-payable - related party	943,580	2,106,006
Checks in excess	35,402	51,400
Proceeds from warrants	—	99,000
Repayment of debentures	—	(375,000)
Payments of capital lease obligations	(91,421)	—

Net cash provided by (used in) financing activities	$(2,087,698)	$1,252,472
Net (decrease) increase in cash	—	—
Cash, beginning of year	500	500

Cash, end of period	$500	$500

Supplemental disclosures of cash flow information:
Cash paid for interest	$143,849	$202,844

See accompanying notes to financial statements.

MagStar Technologies, Inc.

Notes to Financial Statements

(Unaudited)

1.                                       Financial Statements:

The unaudited financial statements of MagStar Technologies, Inc. (the “Company”) for the three and nine month periods ended September 30, 2003 and 2002 reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position at September 30, 2003, and the results of operations and cash flows for the reported periods.  The results of operations for any interim period are not necessarily indicative of results expected for the full year.  The December 31, 2002, balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  These unaudited interim financial statements should be read in conjunction with the financial statements and related notes for the year ended December 31, 2002, which are included in the Company’s 2002 Annual Report on Form 10-KSB.

Net Income (Loss) Per Share:

Basic net income (loss) per common share is computed using the weighted average number of shares outstanding for the period.  Diluted net income (loss) per common share is computed using the weighted average number of shares outstanding per common share adjusted for the incremental dilutive shares attributed to outstanding stock options under the Company’s stock option plans and stock purchase warrants.  At September 30, 2003, the Company had outstanding warrants for the purchase of 650,000 shares of common stock and had outstanding stock options for the purchase of 754,801 shares of common stock.  Dilutive warrants and granted stock options totaled 753,200 shares as of September 30, 2003.

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

Had compensation cost been recognized based on the fair values of options at the grant dates consistent with the provisions of SFAS No. 123, the Company’s net income (loss) and basic and diluted net income (loss) per common share would have been changed to the following pro forma amounts:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income (loss):
As reported	$1,004,066	(1,457,963)	737,205	(1,931,010)
Pro forma	994,341	(1,457,963)	727,481	(2,004,823)
Basic and diluted net income (loss) per common share:
As reported	0.11	(0.17)	0.08	(0.22)
Pro forma	0.11	(0.17)	0.08	(0.23)
Stock based compensation:
As reported	0	0	0	0
Pro forma	9,742	0	9,742	73,813

In determining the compensation cost of options granted during the three and nine months ended September 30, 2003 and 2002, as specified by SFAS No. 123, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model and the weighted average assumptions used in these calculations are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Risk-free interest rate	4.000	4.000	4.000	4.000
Expected life of options granted	6 years	6 years	6 years	6 years
Expected volatility	60%	255%	60%	255%
Expected dividend yield	0%	0%	0%	0%

Warranty Reserve

The Company warrants its products for one or two years. The reserve for warranty is computed by averaging the last four years warranty costs incurred and multiplying by two, which provides a full two-year warranty on all products. The Company has reserved an additional $50,000 to cover any unanticipated or unusual product warranty problems. The following summarizes the warranty transactions:

September 30, 2003

Balance at Beginning of Year	104,000
Claims Paid	(45,654)
Expense Provision	45,654

Balance at End of Period	104,000

2.                                       Significant Customer:

The Company had two customers that accounted for a significant percentage of net sales as follows:

	(Unaudited)		(Unaudited)
	Net sales for the three months Ended September 30,		Net sales for the nine months Ended September 30,
	2003	2002	2003	2002

Customer A	$298,604	$265,173	$1,543,338	$2,685,968
	20.8%	20.0%	33.3%	41.0%

Customer B	$212,623	$185,065	$441,621	$346,103
	14.8%	14.0%	9.5%	5.3%

3.                                       Prior Period Adjustment:

The financial statements for the periods ended September 30, 2003 and 2002 have been restated to reflect the exclusion of preferred stock in the weighted average common shares outstanding for all periods presented.  The preferred shares have been excluded as they are anti-dilutive.  The effect of the restatement did not change the net income (loss) per share (basic and diluted) except for the three months ended September 30, 2002 from a net income (loss) per share of $(0.15) to a net income (loss) per share of $(.17).

4.                                       Senior Debt:

The credit facilities under the Company’s amended and restated senior credit agreement consist of an asset-based line of credit with availability of up to $1,750,000, subject to a borrowing base limitation of 80% of the Company’s eligible accounts receivable plus eligible inventories, and one non-interest bearing term note.

The credit facilities restrict the payment of dividends and the Company’s ability to incur other indebtedness. The credit facilities are collateralized by all of the Company’s assets, except for certain equipment purchased with notes payable. The bank may at any time apply the funds available in any Company bank account against the outstanding loan balances.

The asset-based line of credit bore interest at the bank’s reference rate and expired in October 2003.  See Subsequent Event.  Term Loan A bore interest at a fixed rate of 10% per year and was paid off in February 2003.

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

As a result of the sale of the property, the Company recognized a gain on its balance sheet of $2,157,855, which will be recognized over the life of the lease from Eleventh Avenue.  The Company realized net proceeds of $1,001,397, which was applied to the Company’s debt to Activar Properties, Inc. and affiliates.

Term Loan C was non-interest bearing and was due and payable in full on September 30, 2003. On August 7, 2003, US Bancorp canceled Term Loan C in exchange for 300,000 shares of the Company’s restricted common stock. The Company recorded $1,205,000 in extraordinary income, and $120,000 from the value of common stock issued.

Senior debt obligations are due on demand; accordingly, they have been classified as current in the Company’s September 30, 2003 and December 31, 2002 balance sheets.

Subsequent Event:

On October 16, 2003, the Company negotiated an extension with US Bancorp on the line of credit.  The extended asset-based line of credit bears interest at the bank’s reference rate plus two percent and will expire in December 2003.  The Company is currently negotiating a new line of credit for 2004.

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

General

MagStar Technologies, Inc. (“MagStar” or the “Company”) is a publicly owned company headquartered in Hopkins, Minnesota that trades locally, over the counter, under the symbol “MGST”. The Company is principally a contract manufacturer of precision-machined components, used in electro-mechanical assemblies and devices for over two dozen medical, magnetic, motion control, and industrial original equipment manufacturers (“OEMs”).  The company manufactures on a contract basis, among other items, close tolerance bearing-related assemblies for the medical device industry.  In order to differentiate itself from its competitors, the Company emphasizes its design and manufacturing engineering capability and support providing engineering solutions and machining, manufacturing, and assembly services. MagStar’s engineers and salespeople work closely to become partners of OEM’s to help design and build products that meet medical industries’ needs.  MagStar seeks to partner with well known, reputable, well funded companies to develop and manufacture long life assemblies that can be manufactured efficiently.

MagStar divides sales into the following core competencies: Medical, Magnets, Industrial, Contract Manufacturing, and Conveyors/Factory Automation.  For over 10 years, ISO-certified MagStar Technologies, Inc. has been a trusted medical device supplier, using its expertise in centrifuge and medical device design and manufacturing, by partnering its engineers and salespeople with well-known, national OEM’s.  Other medical products include blood analyzers, thrombectomy proximal motors, organic chemical synthesizers, and valves for medical oxygen delivery. MagStar has over 10 years of history designing, engineering, and manufacturing magnet assemblies to meet the exacting requirements of our customers.   MagStar’s expertise in oil centrifuges, labeled Industrial Sales, includes manufacturing for internationally prominent engine OEMs with 12 years of history designing, engineering, and manufacturing oil centrifuges to meet market and emissions requirements.  The Company has trademarks concerning oil centrifuges. MagStar has over 40 years of history as an integral supplier of manufactured assemblies.  The Company also contract manufactures biometric identification assemblies, spindles, precision slides and complex magnetic assemblies.  MagStar’s expertise in factory automation and conveyors includes serving national and international based high-tech OEMs.  MagStar has 15 years of experience designing and manufacturing conveyance devices for factory automation.  Industries served include high tech, medical, automotive, packaging, and testing.   MagStar has a standard product line designed for competitive, timely, and simplified integration.  All products incorporate low-profile features for a reduced footprint, desirable in highly priced real estate. MagStar has successfully established business with OEMs providing customized products from design to production for integration into standard lines.  MagStar has a patented product line that evolves with industry requirements, including the recent introduction of a patented clean room conveyor.

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

Results of Operations

The Company’s net sales of $1,434,827 for the third quarter ended September 30, 2003 increased by approximately 8% or $110,990 from $1,323,837 for the same period in 2002. Net sales from medical, magnets, industrial, contract manufacturing, and conveyors were $370,403, $90,612, $274,886, $357,226, and $325,908 respectively, for the third quarter ended September 30, 2003, compared to $382,988, $202,975, $208,001, $218,254, and $257,722 respectively, for the comparable period in 2002. Sales to the Company’s largest medical product customer were $298,604 or 20.8% of net sales for the third quarter of 2003 compared to $265,173 or 20.0% of net sales for the same period in 2002. The Company’s net sales of $4,637,723 for the first nine months ended September 30, 2003 decreased by approximately 29% or $1,908,897 from $6,546,620 for the same period in 2002. Net sales from medical, magnets, industrial, contract manufacturing, and conveyors were $1,792,325, $405,743, $680,996, $1,019,103, and $701,998 respectively, for the first nine months ended September 30, 2003, compared to $3,350,911, $843,514, $839,561, $826,629, and $622,168 respectively, for the comparable period in 2002. Sales to the Company’s largest medical product customer were $1,543,388 or 33.3% of net sales for the first nine months ended September 30, 2003 compared to $2,685,968 or 41.0% of net sales for the same period in 2002.  Sales fell overall from 2003 to the same period in 2002 due to a decreased level of sales from the Company’s significant medical customer and an effort to concentrate on higher margin sales in tandem with weaker market demand.

Gross profit was $70,577 or 5% in the third quarter of 2003, compared to $(949,718) or (72)% for the same period in 2002.  The increase in gross profit of $1,020,295, or 107% for the third quarter of 2003 over the same period in 2002 is the result of concentration on higher margin sales and reductions in production, labor, and overhead costs.  Also, in the third quarter of 2002, the Company took one time costs as reserves to inventory of $507,500.  Gross profit was $257,474 or 6% in the first nine months ended September 30, 2003, compared to $(336,594) or (5)% for the same period in 2002.  The increase in gross profit of $594,068, or 176% for the first nine months ended September 30, 2003 over the same period in 2002 is the result of sales with higher gross margins, cost reductions, and financial restructuring.  For additional discussion, refer to the Troubled Financial Condition and Management’s Plans section.

Selling, general and administrative expenses were $215,159 or 15% of net sales for the third quarter of 2003, compared to $341,528 or 26% of net sales for the same period in 2002. The decrease for the quarter ended September 30, 2003 in selling, general and administrative expenses of $126,369 is due to reductions in payroll, and the recognized gain on the equipment and building sale and leaseback.  Selling, general and administrative expenses were $623,061 or 13% of net sales for the first nine months of 2003, compared to $1,082,621 or 17% of net sales for the same period in 2002. The decrease for the nine months ended September 30, 2003 in selling, general and administrative expenses of $459,620 is due to reductions in payroll, and the recognized gain on the equipment and building sale and leaseback.

In the third quarter of 2003, the Company had an operating loss of $144,583, compared to an operating loss of $1,291,246 in the same period of 2002.  The operating loss for the third quarter of 2003 compared to 2002 reflects the reasons discussed above.  In the first nine months of 2003, the Company had an operating loss of $365,587, compared to an operating loss of $1,419,275 in the same period of 2002.  The operating loss for the first nine months of 2003 compared to 2002 reflects the reasons discussed above.

Other expenses, net, decreased to $56,352 from other expenses of $166,717 for the third quarter of 2003 compared to the same period in 2002.  Other expenses, net, decreased to $102,208 from other expenses of $511,735 for the first nine months of 2003 compared to the same period in 2002.

The Company recorded net income for the third quarter and first nine months of 2003 but consequently did not record a provision for income taxes.  Generally, the Company does not pay regular income taxes because of the availability of its net operating loss carry forwards.

The effect of inflation on the Company’s results has not been significant.

Net income for the third quarter of 2003 was $1,004,066 or $0.11 per basic share, compared to a net loss of $1,457,963 or $0.17 per basic share for the third quarter of 2002. Net income or loss is due to the reasons discussed above. The net income for the first nine months of 2003 was $737,205 or $0.08 per basic share, compared to a net loss of $1,931,010 or $0.22 per basic share for the first nine months of 2002. Net income or loss is due to the reasons discussed above.

Net income for the third quarter of 2003 was $1,004,065 or $0.11 per diluted share, compared to a net loss of $1,457,963 or $0.17 per diluted share for the third quarter of 2002. Net income or loss is due to the reasons discussed above. The net income for the first nine months of 2003 was $737,205 or $0.08 per diluted share, compared to a net loss of $1,931,010 or $0.22 per diluted share for the first nine months of 2002. Net income or loss is due to the reasons discussed above.

Liquidity and Capital Resources

At September 30, 2003, the Company had a working capital deficiency of $6,815,645, compared to a working capital deficiency of $10,674,308 at December 31, 2002.  The current ratio was .22 at September 30, 2003 and .17 at December 31, 2002.

The credit facilities under the Company’s amended and restated Senior credit agreement consist of an asset-based line of credit with availability of up to $1,750,000, subject to a borrowing base limitation of 80% of the Company’s eligible accounts receivable plus eligible inventories, and three term notes. As of September 30, 2003, the Company had borrowed approximately $786,216 under the credit facilities. The proceeds were used to fund operating activities.  The Company normally borrows the maximum amount allowable under this credit facility.

The credit facilities restrict the payment of dividends and the Company’s ability to incur other indebtedness. The credit facilities are collateralized by all of the Company’s assets, except for certain equipment purchased with notes payable. The bank may at any time apply the funds available in any Company bank account against the outstanding loan balances.

The asset-based line of credit bore interest at the bank’s reference rate and matured in October 2003. On October 16th, 2003, the Company negotiated an extension with US Bancorp on the line of credit.  The extended asset-based line of credit bears interest at the bank’s reference rate plus two percent and will expire in December 2003.  The Company is currently negotiating a new line of credit for 2004.

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

As a result of the sale of the property, the Company recognized a gain on its balance sheet of $2,157,855, which will be recognized over the life of the lease from Eleventh Avenue.  The Company realized proceeds of $1,001,397, which were applied to the Company’s debt to Activar Properties, Inc. and affiliates.

Term Loan C was non-interest bearing and was due and payable in full on September 30, 2003. On August 7, 2003, US Bancorp canceled Term Loan C in exchange for 300,000 shares of the Company’s restricted common stock. The Company recorded $1,205,000 in extraordinary income, and $120,000 for the value of common stock issued.

Senior debt obligations are due on demand; accordingly, they have been classified as current in the Company’s September 30, 2003 and December 31, 2002 balance sheets.

Net cash used in operating activities was $1,612,302 for the nine months ended September 30, 2003, compared to net cash used in operating activities of $1,250,805 for the comparable period in 2002.  The increase in cash flows used in operating activities for the nine months ended September 30, 2003, from the comparable period in 2002 was due primarily to a reduction in accounts payable to related parties.

Net cash provided by investing activities for the nine month period ending September 30, 2003 was $3,700,000, compared to $1,667 used in the same nine month period in 2002.  The change was due to the building sale and lease back transaction discussed above.

Net cash used in financing activities was $2,087,698 for the nine month period ended September 30, 2003, compared to cash provided by financing activities of $1,252,472 for the same period in 2002.  The change was primarily due to the building sale and lease back transaction discussed above.

Troubled Financial Condition and Management’s Plans

In response to MagStar’s troubled condition, management executed extensive operational restructuring.  At the end of the third quarter, 2003, management feels it has completed most of the necessary operational restructuring.  For example, the Company has completed operational restructuring, guided by a break even analysis, which resulted in cost reductions selling non-productive assets, reducing payroll, reducing inventory, controlling purchases, and increasing productivity.  Management will continue to look for operational improvements in the future.  Recently, the Company completed restructuring certain financial items which included liquidity improvement, balance sheet improvement, development of control systems, refining the managerial accounting system, monitored productivity improvement programs, engaged in frequent overhead analysis, and reviewed key customers for profitability and long-term fit.  Management will continue to search for, evaluate and execute financial restructuring.

Management’s plans and objectives to improve the financial condition of the Company include the following:

•                  Grow sales of new and existing customers offering the application of MagStar’s strengths, which are engineering solutions, precision machining, and assembly services.

•                  Focus on products and capabilities that are a source of unique value for customers and a reflection of what MagStar does best.

•                  Pursue a course investing in research and development that will lead to innovation and new value propositions in the future, establishing a reputation and expertise for product development.

•                  Develop a focus towards proprietary products and away from contract manufacturing, developing long term sustainable comparative advantages over our competitors.

•                  Seek growth through strategic acquisitions, alliances, and mergers.

•                  Improve productivity, improve cost control, and manage expenses in proportion with the Company’s current sales levels to achieve and maintain positive cash flow.

•                  Strategically add key managers and operational expertise as required in a prudent and responsible manner.

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

Summary

Having completed major financial and operating restructuring, management turned more attention to strategic growth and development during the third quarter of 2003.  This is demonstrated by the production of a new, detailed, and execution-oriented sales and marketing plan.  Execution of the sales and marketing plan began late in the third quarter.

Third quarter sales were slightly greater than in the same period of 2002, with mixed improvement in operating results. The net gains for the third quarter of 2003 compared to the loss in 2002 reflects sustained sales and significant cost restructuring.  The results also show the impact of the sale and leaseback of the equipment and building and the cancellation of senior debt.

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

Critical Accounting Policies and Estimates

The Company’s significant accounting policies are described in Note 2 to the financial statements included in our annual report on form 10-KSB for the year ended December 31, 2002.  The accounting policies used in preparing the Company’s interim 2003 condensed financial statements are the same as those described in the Company’s annual report.

The Company’s critical accounting policies are those both having the most impact to the reporting of the Company’s financial condition and results, and requiring significant judgements and estimates.  The Company’s critical accounting policies include those related to revenue recognition, stock-based compensation and valuation of inventories.

ITEM 3:    CONTROLS AND PROCEDURES

Management of the Company has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-QSB.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of the Company have concluded that the Company’s disclosure controls and procedures as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-QSB are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Management of the Company has also evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, any change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-QSB.  There was no change in the Company’s internal control over financial reporting identified in that evaluation that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-QSB that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2.	Changes in Securities.

(c)

On August 7, 2003 the Company issued 300,000 shares of its Common Stock, $0.1875 par value per share, to U.S. Bancorp in connection with an amendment to the Company’s credit agreement with the bank, including cancellation of $1,325,000 of the Company’s senior debt to the bank.  The shares were issued on a restricted basis to the bank as an institutional investor.  The Company claims an exemption from registration of the shares issued pursuant to Section 4(2) of the Securities Act of 1933, as amended.

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

(b) Reports on Form 8-K

On August 7, 2003 the Company filed a Report on Form 8-K to furnish information under the following headings: Item 5.  Other Events and Regulation FD Disclosure, Item 7.  Financial Statements and Exhibits, (c) Exhibits, and Item 12.  Results of Operations and Financial Condition.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGSTAR TECHNOLOGIES, INC.
(Registrant)

Date:	November 5, 2003	By:	/s/ James L. Reissner
James L. Reissner
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	November 5, 2003	By:	/s/ Joseph A. Petrich
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