Form 10KSB
period 2003-12-31
MAGSTAR TECHNOLOGIES INC
filed 2004-03-25
CIK 83490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

☒               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003

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

Registrant’s telephone number, including area code: (952) 935-6921

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.1875 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

The Registrant’s revenues for the fiscal year ended December 31, 2003 were $6,230,898.

The aggregate market value of the common stock of the Company held by non-affiliates as of March 12, 2004 was approximately $5,162,000 (based on the last sale price of the common stock on that date).

The total number of shares of the Company’s common stock outstanding on March 12, 2004 was 9,040,173 shares.

Transitional Small Business Disclosure Format (Check one):  YES ☐ NO ☒

PART I

Forward Looking Statements

The information in this discussion may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding the Company’s capital needs, business strategy and expectations. Any statements that are not of historical fact may be deemed to be forward-looking statements. These forward-looking statements involve substantial risks and uncertainties. In some cases you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue”, the negative of such terms or other comparable terminology. Forward-looking statements in this Report also include references to anticipated sales volume and product margins, efforts aimed at establishing new or improving existing relationships with customers, other business development activities, anticipated financial performance, business prospects and similar matters. Actual events or results may differ materially from the anticipated results or other expectations expressed in the forward-looking statements. In evaluating these statements, you should consider various factors, including the risks included from time to time in other reports or registration statements filed with the United States Securities and Exchange Commission. These factors may cause the Company’s actual results to differ materially from any forward-looking statements. The Company disclaims any obligation to publicly update these statements, or disclose any difference between actual results and those reflected in these statements. Such information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 which provides a safe harbor for forward-looking statements.

In addition, the Company has historically had a high concentration of business with one major customer and reductions in scheduled shipments to this customer were partially responsible for the losses from operations during 2002 and 2003. There can be no assurance that this customer will resume shipments to prior or expected levels in the future. The risks and uncertainties the Company faces include, but are not limited to, the ability to expand product offerings and to develop a reputation in manufacturing products for select industries such as medical industries, as well as the risks and uncertainties described in “Management’s Discussion and Analysis or Plan of Operations” in this Report.

Item 1. DESCRIPTION OF BUSINESS.

Business Overview

MagStar Technologies, Inc. (“MagStar” or the “Company”) is a publicly owned company headquartered in Hopkins, Minnesota that trades locally, over the counter, under the symbol “MGST”. MagStar Technologies is a prototype developer and manufacturer of centrifuges, conveyors, medical devices, spindles, and sub assemblies. MagStar’s technical abilities in design, process, and manufacturing specialize in the “concept-to-production” process designed to result in short manufacturing cycles, high performance, and cost effective products such as electro-mechanical assemblies and devices for over two dozen medical, magnetic, motion control, and industrial original equipment manufacturers (“OEMs”). The Company strives for a unique identity as it emphasizes its design and manufacturing engineering capabilities, partnering with customers, providing engineering solutions and machining, manufacturing, and assembly services for efficiently manufactured, long life assemblies.

See “Item 2. Description of Property” below for information regarding the sale and leaseback of the Company’s executive office and manufacturing facilities in February 2003.

The Company was established in 1948 as Reuter Manufacturing, Inc., and specialized in precision machining and assemblies. In early 2001, the Company changed its name to MagStar Technologies, Inc.

The Company is a Minnesota corporation. The principal executive offices of the Company are located at 410 Eleventh Avenue South, Hopkins, Minnesota 55343. The Company’s telephone number is (952) 935-6921.

Products and Services

MagStar offers a range of design for manufacture, machining and assembly services and specializes in the following areas:

Centrifugal Separation and Filtering.

Centrifugal separation and filtering is a method for separating and removing both mineral particulate and biological material from a large variety of liquids. This technology is applied to MagStar’s production of blood and industrial oil centrifuge assemblies. Blood centrifuge assemblies and devices allow for high-speed separation of blood into various components. These centrifuges can be used in operating rooms, laboratories and blood banks. Industrial oil centrifuges facilitate increased drain intervals and oil purification for engine operation. Oil centrifuges are used in marine engines, over the road trucking, power generation, and oil and gas production. Current centrifuge product projects include blood centrifuges, proprietary oil centrifuges, private label oil centrifuges, water centrifuges, gaseous/vapor centrifuges, fuel line centrifuges, and industrial centrifuges (coolants/lubrication).

Conveyors

MagStar’s Quickdraw Conveyor product line is marketed to automation integrators, process upgrades, and OEMs, whose goal is to automate a process that was once accomplished manually. Typical processes include factory assembly, inspection, testing, and packaging. Industries seeking these products include high-tech manufacturers, semi-conductor, microelectronics, biotech, and automotive. These industries are continually striving to increase productivity, decrease rejected products, and minimize workers exposure to strenuous and tedious operations or hazardous environments. MagStar makes four types of modular, low profile conveyor systems, three with slip roller accumulation and one with a belt edge drive. All provide electrostatic discharge protection, low power consumption, and are clean room certified. MagStar’s patent pending clean room conveyor, the CR Series, is a low profile, ultra clean design for high tech clean room manufacturing.

Spindles/Motion Controlled Devices:

Motion control devices are predominantly high-speed spindles for assemblies whose uses range from silicon wafer saws to printed circuit board saws, routers, and optical inspection systems. The Company’s spindles position various devices allowing for greater flexibility in the customer’s designated processes. One customer’s spindle application includes electronically controlled feedback devices and is used in optical inspection systems. Another spindle manufactured for a customer controls various medical nuclear imaging devices on gantry-mounted systems. In another medical application, the Company’s spindles lift a patient table and position it through advanced optical imaging scanners.

Precision Magnet Assemblies

The Company builds precision magnet assemblies for aerospace, medical, and motion controlled applications. These assemblies generally include high-energy permanent magnetic material that may be components of machined parts or sub assemblies of rotors, pumps, stators, motors, and directional control devices.

Technology

MagStar has technical abilities in the following areas:

High Tech Centrifugal Separation Design and Manufacturing.

High tech centrifugal separation design and manufacturing involve high-speed electrical motors, precision manufacturing, and precision assembly abilities. This knowledge is applied to design and manufacture technological applications. These applications generally involve high-speed rotation while generating minimal noise, heat, and vibration.

Conveyor Design and Manufacturing

Conveyor and robotic movement devices tend to require fast orientation and movement, minimum surface contrast and high-density boards and chips. MagStar aims to meet these needs with its high tolerance machining and assembly skills, its edge belt handling technology, and its skills in servomotor control feedback. Production of unwanted particulate can be a side effect of using conveyor devices in manufacturing. MagStar’s patent pending clean room conveyor technology is designed to solve customer’s problems in dealing with clean room requirements.

Spindle Design and Manufacturing

Spindles are a technology that MagStar delivers to the Motion Control market. Spindles are precision electrical motor-based devices. MagStar manufactures and designs spindles that rotate from 1,000 up to 40,000 RPMs. Spindles are similar to motors used to power its centrifugal devices and typically include a DC brushless electric motor, bearings, and a feedback/control device all driving a shaft that engages something else. For example, in a centrifuge, the motor-driven shaft engages the container holding fluid which centrifugal force is being applied. MagStar’s spindles are especially well known for generating minimal noise, vibration, and heat. The skills and technology that this type of manufacturing requires include strong engineering, precision, and specialized assembly.

New Generation High Energy Magnetic Materials

New generation high energy magnetic materials require higher speed performance, improved torque transmission and improved holding power. MagStar’s magnet assemblies use bonding capabilities and custom matching of materials to specific applications enhancing performance for its customers.

Markets

MagStar supplies its products and services to OEMs in the following markets:

Medical

MagStar is a manufacturer of blood separation devices used in analysis and component isolation of whole blood. The primary customer is a leading supplier of automated blood processing systems which provides readily available blood components for pharmaceutical use or patient transfusions. The products are used in many of the world’s blood banks, laboratories, and in operating rooms. Other blood centrifuge applications include the market for thrombin-based orthobiologics.

Combustion Engines

MagStar manufactures an engine oil centrifuge used primarily by OEMs on both stationary and non-stationary engines of 150 hp and above. The centrifuges are also an after market addition to oil field engines and power generators. The centrifuge is designed to provide filtration to .5 micron, the ability to recover and analyze particulate for preventive maintenance, and the Company is developing the centrifuge’s efficiency for soot removal. The oil centrifuge also uses MagStar’s centrifuge technology. Markets that use this technology include power generation, gas and oil production, marine engines, over the road trucking, and off road and construction equipment.

Filtration/High Tech Separation

MagStar is a manufacturer of centrifugal separation and filtering devices used with a variety of liquids including water and gaseous streams. These devices are used to remove a variety of mineral particulate and biological material.

High Tech Manufacturing

MagStar’s conveyor line provides solutions for a variety of markets, usually integrated into larger manufacturing solutions for markets such as semiconductors, wafer boards, flat screen monitor components, pharmaceuticals, and medical devices.

Motion Control

MagStar is a supplier of custom spindle/electric motor assemblies for high technology applications. These applications require state of the art capabilities for large OEM market leaders. Precision magnet assemblies and magnetizing capabilities along with precision movement and placement systems from Quickdraw technology contribute to and broaden the Company’s capabilities.

Sales and Marketing

The Company’s sales and marketing effort is focused on the strategic markets outlined above. The Company uses both an outside sales team and regional representatives. The sales force is supported by an applications design and manufacturing engineering team.

The products are sold on a direct basis to OEMs, integrators, end users, and master dealers, who market to other distributors.

Marketing efforts focus on a reputation for high quality, precision assemblies that include blood and industrial centrifuges, conveyor systems, spindles, and magnetic assemblies. Paid advertising and some trade shows are also used. MagStar’s website (www.magstar.com) provides in-depth descriptions of MagStar’s sales and products.

Customers

Blood centrifuge sales to MagStar’s largest customer were at lower levels in 2003 than in 2002. In 2003, sales to this customer were $1,999,980 compared to $2,898,000, a decrease of $898,020 or 31%. Sales with this customer were down due to decreased demand from their end users. Sales with this customer are expected to remain at current levels and possibly increase in 2004. Sales to the Company’s second largest customer, and largest conveyor customer, were $671,000 in 2003, compared to $559,000 in 2002. The increase of $112,000 or 20% is due to greater demand from this customer originating in the semiconductor industry.

The Company generally does not provide extended payment terms to customers.

Strategy

MagStar seeks to become a technology leader in centrifuge, spindle, and conveyor design and production through steady growth, and demonstrating niche manufacturing abilities. The Company intends to achieve steady growth by identifying the Company’s core business, (centrifuges, spindles, and conveyors), seeking relationships that move beyond the manufacturing of specific parts and into the preparation of sub-assemblies and completed assemblies for its customers, developing a focus towards proprietary products and away from contract manufacturing, and building long term, sustainable comparative advantages over the Company’s competitors. The Company seeks to become involved with its customers early in their development and design process. This allows the Company to participate in the earlier, higher value added stage of product development and to establish a closer working relationship with its customers. This also is intended to lead to a stronger relationship with customers based on the Company’s engineering and prototyping expertise.

The Company intends to achieve diversity in growth by adding new customers who wish to apply centrifuge technology to a variety of filtering and separating applications, and by growing and nurturing the conveyor business. The Company seeks to pursue a course investing in research and development that will lead to innovation and new value propositions in the future, establishing a reputation and expertise for product development.

Supplies

The raw materials used by the Company in its manufacturing operations are reasonably available. The Company seeks to maintain multiple sources of the parts and materials it purchases from suppliers; however, certain significant customers limit and/or designate specific suppliers. The availability of such parts and materials could affect the Company’s ability to fill customers’ orders on a timely basis. Management of the Company believes that the interruption of its relationships with suppliers would not have a material adverse effect over the long-term, as parts and materials suitable for the production of the types of products the Company manufactures would be available from other suppliers.

The Company generally manufactures products to a customer’s specifications on a contract basis, and carries minimal amounts of inventory to meet rapid delivery requirements of customers.

Competition

The contract manufacturing, machining, and magnetic business in which the Company engages is highly competitive. Many competitors of the Company have greater sales volume and resources than the Company. The principal elements of competition are quality, service, delivery, price and meeting customer requirements. The Company believes that it accounts for only a small portion of aggregate national sales of the manufacturing service it provides. The Company believes, however, that its strong engineering and manufacturing capabilities give it a competitive advantage.

There are many OEM manufacturers of medical and industrial centrifuges. However, the Company is not aware of any other contract manufacturers that also have the ability to engineer and manufacture high speed, precision, custom designed and highly cosmetic centrifuges for these markets to the satisfaction of its customers. It believes that its high speed, high precision products give it the ability to compete effectively in the centrifuge market.

The Company faces competition from several national manufacturers of precision magnets, many of which are capable of supplying magnet assemblies. With its complete engineering and manufacturing capabilities, the Company can play a more significant role in its customers’ supply programs and benefit more directly from all of the value that is created in the manufacturing process. With regard to the Conveyor product group, there are many manufacturers of parts and components used in these systems.

Research and Development

The Company conducts customer funded research and development activities primarily related to design and prototype development of customers’ products and, to a lesser extent, products sold under the Company’s trade names. The Company also provides some engineering services to support its customers in the development of new products, including enhancements to current products. In 2003 and 2002, the Company collected approximately $47,000 and $40,000 respectively, in research and development fees. There were no significant expenses that were not customer funded in 2003 or 2002, nor does the Company anticipate any such expenses in 2004.

Intellectual Property

The Company has two patents and one patent pending on its conveyor products. The Company has trademarks on its oil centrifuge product and conveyor products.

The Company has its employees sign confidentiality and nondisclosure agreements at the time of hiring. The Company also requires certain vendors to sign such agreements.

Backlog

The Company makes product forecasts for future delivery based upon frequently updated information from customers; such forecasts are then adjusted or replaced by actual purchase orders or production releases. On December 31, 2003, the Company’s backlog of orders and releases was approximately $2.7 million, compared to approximately $2.3 million on December 31, 2002. The Company’s backlog often fluctuates because of blanket orders placed by customers who schedule delivery of the product over future months. The usual period between receipt of an order for a new assembly and the first delivery of the product by the Company is 2 to 4 months. The delivery period for subsequent orders generally is shorter. The Company believes its backlog is firm.

Environmental Matters

See “Item 3. Legal Proceedings” below for information regarding environmental matters affecting the Company.

Employees

As of December 31, 2003, the Company had 58 employees, which includes 56 full time employees and 2 part time employees. As of December 31, 2002, the Company had 65 employees, which included 62 full time employees and 3 part time employees. The executive officers and two other officers who may make significant contributions to the business of the Company are not employees of the Company. See “Item 4A. Executive Officers of the Registrant.”

ITEM 2. DESCRIPTION OF PROPERTY.

The Company’s executive offices and manufacturing facilities are located at 410 Eleventh Avenue South, Hopkins, Minnesota. Until February 25, 2003, the Company owned these facilities and the approximately 7.5 acres of land on which the facilities are located. These facilities consist of approximately 110,000 square feet of which approximately 13,000 square feet are devoted to office space, and 97,000 square feet are devoted to manufacturing and warehousing. The Company considers these facilities to be well maintained, and in good operating condition, and believes that such manufacturing facilities can accommodate anticipated future growth. On February 25, 2003, the Company sold the building to a related party, Hopkins Eleventh Avenue, LLC., and entered into a sale-leaseback arrangement. The Company entered into a 6.5-year gross lease with Hopkins Eleventh Avenue, LLC. for the building and property at a monthly cost of $34,000 increasing to $44,436 per month. On March 1, 2003, the Company also subleased approximately 30,000 square feet of its facility to an unrelated party for 18 months. The sublease provides an annual income of $4.55 per square foot, or $149,081 per year. See “Item 12. Certain Relationships and Related Transactions.”

ITEM 3. LEGAL PROCEEDINGS.

During December 1997, when the Company undertook a Phase I and Phase II environmental assessment of its manufacturing facility, soil boring and groundwater work indicated the presence of potentially hazardous substances and petroleum products within the soil and groundwater located beneath the site. The Company notified the applicable regulatory agency (the Minnesota Pollution Control Agency), and is working with that agency to resolve these issues. However, because the results are still preliminary, the Company is not able to assess whether it will ultimately be held liable for the presence of these substances at the site nor is the Company able to assess its financial exposure if it is found liable. During August 2001, additional investigation work to further define the extent of ground water impact was completed. The results are generally consistent with previous site investigations. Further ground water investigation will be necessary to fully define the extent of ground water contamination. As of December 31, 2003, $15,000 has been accrued for the cost of additional environmental work. Ground water investigation occurred quarterly during 2003 and is expected to conclude in 2004 resulting in acceptable contaminate levels as determined by the Minnesota Pollution Control Agency.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-KSB, through the solicitation of proxies or otherwise.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT.

The executive officers of the Company and their respective ages and offices held as of March 14, 2004, are as follows:

Name (age)	Position(s) with the Company
James L. Reissner (64)	Chief Executive Officer, President, and Secretary
Joseph A. Petrich (43)	Treasurer and Chief Financial Officer

Mr. Reissner was elected Chief Executive Officer in September 2001 and President in October 2002, and has served as Secretary of the Company and as a director since October 2000. He also served as Chief Financial Officer from September 2001 to March 2002. Mr. Reissner has been President of Activar, Inc., a company that operates as sixteen manufacturing divisions, since January 1996 and served as Chief Financial Officer of Activar from 1992 until becoming President.

Mr. Petrich has served as Treasurer and Chief Financial Officer since March 2002. Mr. Petrich also serves as General Manager of the Activar Plastics Group, a subdivision of Activar, Inc. The Activar Plastics Group includes Seelye Plastics, Eiler Plastics, Circuit Chemistry, and Afton Plastics. He joined Seelye Plastics as Operations Manager in 1997 and became General Manager in 1998. Prior to joining Seelye, Mr. Petrich was a controller for Frank W. Griswold and Companies from 1980 through 1994. He has served as General Manger/Vice President of Sentry Technologies and Sentry Metal Forming from 1994 through 1995, and served as Chief Financial Officer for Famous Dave’s of America from 1995 through 1996. Mr. Petrich is a graduate from Bethel College with a business management degree.

Executive officers are elected annually and serve at the discretion of the Board of Directors.

The Company also believes that the following persons, who are not executive officers or employees of the Company but who are assisting the Company at the request of Activar, Inc., the largest shareholder of the Company, may make a significant contribution to the business of the Company.

Kirby Bayerle (51) was appointed as Vice President—Sales and Marketing of the Company in September 2002. Mr. Bayerle is the General Manager of the Activar Construction Products Group, a

subdivision of Activar, Inc. The Activar Construction Products Group includes JL Industries, Hiawatha Inc., Samson Products, Air Louvers, Inc., Thomas Industries, and Aztec Inc. Mr. Bayerle has served in this capacity since 2003. Mr. Bayerle had served as General Manager of JL Industries, Hiawatha, and Aztec and Vice President of Sales and Marketing for Air Louvers Inc. and Samson Products since 1996. Mr. Bayerle has been with Activar Inc. since 1978 and is a graduate of the University of Minnesota with a degree in Business Administration and Economics.

Duane Bryngelson (42) was appointed Vice President—Operations of the Company in September 2002. Mr. Bryngelson is the General Manager of Bending Technologies and Comfort Ride, members of the Activar group. Mr. Bryngelson joined Bending Technologies in 1995 as the Director of Operations and took over as Director of Sales as well in 1997, before receiving his current and continuing role as General Manager in 1998. Mr. Bryngelson served as President of D & D Technical Design from 1991 to 1993 before joining Bending Technologies. Prior to his tenure at D & D Technical Design, Mr. Bryngelson served as the Machine Shop Manager at Harmony Engineering from 1983 to 1991.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

The Company’s Common Stock is traded in the local over-the-counter market (“OTC Bulletin Board”) under the symbol “MGST.” The following table sets forth, for each of the calendar periods indicated, the quarterly high and low bid quotations for the Company’s Common Stock quoted on the OTC Bulletin Board. The prices in this table represent prices between dealers, and do not include adjustments for retail mark-ups, markdowns or commissions and may not represent actual transactions.

		High	Low
2003:	First Quarter	$.20	$.05
	Second Quarter	$.20	$.05
	Third Quarter	$.60	$.20
	Fourth Quarter	$.70	$.30

		High	Low
2002:	First Quarter	$.50	$.20
	Second Quarter	$.75	$.45
	Third Quarter	$.50	$.10
	Fourth Quarter	$.45	$.05

Holders

As of March 17, 2004 there were approximately 1,092 registered record holders of the Company’s Common Stock and 3 record holders of the Company’s Series A Preferred Stock.

Dividends

No cash dividends were declared or paid by the Company during 2003 or 2002, and the Company does not intend to pay dividends on its Common Stock and Series A Preferred Stock in the foreseeable future. The Company is prohibited from paying dividends on its Common Stock under agreements with its senior lender.

See “Item 11. Security Ownership of Certain Beneficial Owners and Management.” below for Equity Compensation Plan Information.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

General

Through most of 2003, the Company experienced sustained sales for its blood centrifuge models and conveyors to the Company’s largest customers compared to 2002. Sales of the Company’s conveyor products began increasing in the third and fourth quarters of 2003 compared to 2002. There can be no assurance that sales to the Company’s largest customers will return to previous levels or that sales of other products will be sufficient to allow the Company to achieve positive cash flow or profitability. The Company’s ability to continue as a going-concern is dependent on its ability to increase sales from current levels and maintain adequate margins on sales. If the Company is unable to increase sales from current levels and generate positive cash flows from operations, it would be unable to meet its debt service requirements and may be forced to cease operations or may need to seek protection under U.S. bankruptcy laws.

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

Inventory Valuation

The Company considers recent historic usage and further demand in estimating its net realizable value of its inventory. Inventory at December 31, 2003 reflects write-downs of $86,000. Should it be determined that write downs are insufficient, then the Company would be required to record additional inventory write-downs, which would have a negative impact on gross profit.

Revenue Recognition

The Company recognizes sales when products are shipped, collectability is probable and the sales price is fixed or determinable.

Results of Operations

Total revenues for 2003 were $6,230,898, compared to $8,358,149 for 2002. Net sales for 2003 from medical, industrial, magnetic, high tech/contract manufacturing, and Quickdraw conveyors were, respectively, $2,272,189, $827,037, $568,275, $1,367,337, and $1,098,628. Net sales for 2002 from medical, industrial, magnetic, high tech / contract manufacturing, and Quickdraw conveyors were, respectively, $4,071,330, $1,096,112, $1,064,122, $1,141,423, and $903,649. The Company’s net sales decreased by 25% in 2003 from 2002, compared to a decrease in net sales of 14% in 2002 from 2001. An element of the sales decrease for 2003 as compared to 2002 was due to less sales to the Company’s significant customer, combined with reduced market demand in magnets and high tech spindles. Sales are not subject to seasonal volatility.

Cost of sales was $5,699,377 for 2003, compared to $9,014,804 in 2002, a decrease in the cost of sales of 37%. The decrease in the cost of sales is primarily due to better cost control, and improved management of variable expenses, including labor and benefits, and process and productivity improvement. Also, a soft manufacturing economy reduced sales and profit margins in 2002. On February 25, 2003, MagStar Technologies, Inc. sold and leased back its headquarters and manufacturing facility in Hopkins, Minnesota. The purchaser was Hopkins Eleventh Avenue LLC (“Eleventh Avenue”), an affiliate of the Company’s largest shareholder. On March 21, 2001, the Company entered into a sale-leaseback agreement on most of its equipment with Activar Properties, Inc. (“Lessor”), which is owned by a major shareholder of the Company. The result of this agreement reduced depreciation expense and increased equipment lease expense for 2001, 2002, and 2003.

Gross profit was $531,521, or 9% for 2003, compared to $(656,655) or -7.9% in 2002. This increase in gross profit was due to the factors discussed above.

Selling, general and administrative expenses were $746,621 or 12% of net sales in 2003, compared to $1,411,426 or 16.9% of net sales in 2002. The 47% decrease in selling, general and administrative expenses is due primarily to the factors discussed above regarding cost control.

As a consequence of the foregoing factors, the Company had an operating loss in 2003 of $215,100, compared to an operating loss of $2,068,081 in 2002, a decrease in operating loss of 90%.

Interest expenses in 2003 were $639,447, compared to $725,504 in 2002. This decrease is due to decreased borrowings and lower interest rates for 2003.

The effect of inflation on the Company’s results has not been significant.

The Company recorded a non-recurring gain, as Other Income, of $1,205,000 in the third quarter of 2003 due to the extinguishment of debt, labeled Term Loan C, with its senior lender. The Company had no non-recurring gains or losses or extraordinary income or loss in 2002.

Net income for 2003 was $545,163 or $0.06 per basic share, compared to a net loss of $2,681,304 or $0.31 per basic share for 2002. Net income for 2003 was $545,163 or $0.05 per diluted share, compared to a net loss of $2,681,304 or $0.31 per diluted share for 2002. Net income or loss is due to the reasons discussed above.

The Company recorded net income for 2003 but did not record a provision for income taxes. Generally, the Company does not pay regular income taxes because of the availability of its net operating loss carry forwards.

Liquidity and Capital Resources

At December 31, 2003, the Company had a working capital deficit of $6,993,750, compared to a working capital deficit of $10,674,308 at December 31, 2002. The current ratio was 0.21 at December 31, 2003, compared to .17 at December 31, 2002. The decrease in the working capital deficit and the increase in the current ratio are primarily due to a decrease in senior debt.

The Company had negative cash flows from operations of $1,724,766 for the year ended December 31, 2003, compared to negative cash flows from operations of $1,232,074 for the year ended December 31, 2002. The Company’s ability to meet its continuing cash requirements in the future is dependent on achieving adequate sales and margins from its manufacturing operations.

Net cash provided by investing activities was $3,688,739 for the year ended December 31, 2003, compared to $0 for the year ended December 31, 2002. This increase in 2003 was primarily due to proceeds generated from a sale and leaseback of most of the Company’s facility in 2003.

Net cash used in financing activities was $1,963,973 for the year ended December 31, 2003, compared to cash provided by financing activities of $1,232,074 for the year ended December 31, 2002. The increase in net cash used in financing activities in 2003 was due to payments on indebtedness following the sale and leaseback of the Company’s facility.

Preferred Stock

On October 10, 2000, the Company completed a private financing (the “Financing”) pursuant to the terms of a Securities Purchase Agreement dated October 10, 2000 (the “Securities Purchase Agreement”) by and among the Company, Activar, Inc., James L. Reissner and Michael J. Tate (Activar, Reissner and Tate, collectively, the “Investors”). Pursuant to the Securities Purchase Agreement, the Company sold to the Investors, and the Investors purchased from the Company, an aggregate of 3,500,000 shares of the Company’s common stock, par value $.1875 per share (“Common Stock”), and an aggregate of 1,000,000 shares of the Company’s Series A convertible Preferred Stock, par value $.1875 per share (“Series A Preferred”), all at a purchase price of $.1777778 per share, for an aggregate purchase price of $800,000 (the Series A Preferred and Common Stock sold to the Investors, collectively, the “Shares”). Of the $800,000 total, Activar and Reissner purchased $700,000. The Shares were sold in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), and are “restricted securities” within the meaning of Securities Act.

The Series A Preferred is convertible at any time, without the payment of any additional consideration, into such number of fully paid and nonassessable shares of Common Stock as is determined by dividing $.1777778 by the conversion price in effect at the time of any conversion and then multiplying such quotient by each share of Series A Preferred to be converted. The conversion price, initially $.1777778, is subject to adjustment for stock splits and other actions affecting the capital structure of the Company. The Series A Preferred generally votes with the Common Stock on matters submitted to the shareholders, with each share of Series A Preferred having that number of votes that is equal to the number of whole shares of Common Stock into which such share of Series A Preferred is then convertible. The Series A Preferred is entitled to 9% dividends in preference to any dividends paid on the Common Stock, but such 9% dividends are payable only if, as and when declared by the Company’s board of directors.

Equipment Lease Financing

On March 21, 2001, the Company entered into two Master Equipment Lease Agreements with Activar Properties, Inc. (“Lessor”), which is owned by a major shareholder of the Company. Under these agreements, the Company has leased two sets of equipment for terms of 61 months and 25 months, respectively, for monthly payments of $30,279 and $17,399, respectively. The Lessor has assigned its rights under these leases to its bank. The Company believes that the terms and conditions of these agreements are substantially the same as the terms and conditions on which it could have leased similar equipment from an unaffiliated third party. Proceeds from the sale were used to pay off Term Note B in the principal amount of $1,027,000 plus accrued interest due to the bank (Note 3) and pay off $540,034 owed to Activar, Inc. for equipment purchases. On January 1, 2003, the Company amended its equipment lease reducing the payments to $45,646 for a term of 60 months. The Company believes that the terms and conditions of these agreements are substantially the same as the terms and conditions on which it could have leased similar equipment from an unaffiliated third party.

Affiliate Loans

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

Throughout 2003 and 2002, the Company borrowed monies from Activar, Inc. to fund operations. These loans are due on demand and accrued interest at 10% through September 2002, at which time the interest rate was lowered to 6%. This lending arrangement was converted into a revolving credit arrangement with Richard F. McNamara and affiliates on January 1, 2003 with interest remaining at 6%. The Company believes that the terms and conditions of the promissory notes given to Activar are at least as favorable as the terms and conditions on which the Company could have obtained credit from an unaffiliated third party.

Credit Agreement

On October 10, 2000, the Company and US Bancorp entered into an amended and restated senior credit agreement consisting of an asset-based line of credit with availability of up to $1,750,000, and three term notes of $2,800,000, (“Term Note A”), $1,100,000 (“Term Note B”) and $1,325,000 (“Term Note C”). Although the line of credit was due October 2003, US Bancorp had the right to demand payment at any time. Because the credit facilities agreement also included a subjective material adverse change clause under which the borrowings could become due and payable, the Company classified all of the amounts owing under the credit facilities at December 31, 2003 and 2002 as current liabilities. In addition, although the term notes had scheduled repayment dates, because they could be due upon demand in the event that US Bancorp required demand repayment under the credit facilities, they were also classified as current liabilities.

On March 21, 2001, the Company paid Term Note B in full, using proceeds from the sale-leaseback of fixed assets to a related party.

On February 25, 2003, the Company paid off Term Note A to US Bancorp in the amount of $2,658,078 with proceeds from a sale-leaseback arrangement with a related party, Hopkins Eleventh Avenue, LLC.

Term Note C was non-interest bearing and was due and payable in full on September 30, 2003. On August 7, 2003, US Bancorp canceled Term Note C in exchange for 300,000 shares of the Company’s restricted common stock. As a consequence of the transaction, the Company recorded non-recurring income of $1,205,000 and $120,000 from the value of common stock issued.

On October 16, 2003, the Company negotiated a third amendment of its amended and restated senior credit agreement, an extension with US Bancorp on the line of credit.

On January 6, 2004, the Company negotiated a fourth amendment of its amended and restated senior credit agreement, an extension with US Bancorp on the line of credit. The extended asset-based line of credit bears interest at the bank’s reference rate plus two percent, has availability of $1,350,000 subject to a borrowing base limitation of 80% of the Company’s eligible accounts receivable plus 40% of raw materials and 30% of finished goods. and will expire in June 2004. The credit facilities are collateralized by substantially all the assets of the Company.

Facilities Sale/Leaseback

On February 25, 2003, MagStar Technologies, Inc. sold and leased back its headquarters and manufacturing facility in Hopkins, Minnesota. The purchaser was Hopkins Eleventh Avenue LLC (“Eleventh Avenue”), an affiliate of the Company’s largest shareholder.

The purchase price for the building and property was $3,700,000. The Company entered into a 6.5-year gross lease with Eleventh Avenue for the building and property at a monthly cost of $34,000 increasing to $44,436 per month. In the transaction, the Company paid in full its mortgage on the property with US Bancorp in the amount of $2,675,798, including accrued interest. The mortgage had originally been entered into as security for Term Loan A under the provisions of the Company’s Credit Agreement with US Bancorp dated October 20, 2000.

As a result of the sale of the property, the Company recognized a gain on its balance sheet of $2,675,798, which will be realized over the life of the lease from Eleventh Avenue. The Company realized proceeds of $1,001,397, which was applied to the Company’s debt to Activar Properties, Inc. and affiliates.

Environmental Expense

During December 1997, when the Company undertook a Phase I and Phase II environmental assessment of its manufacturing facility, soil boring and groundwater work indicated the presence of potentially hazardous substances and petroleum products within the soil and groundwater located beneath the site. The Company notified the applicable regulatory agency (the Minnesota Pollution Control Agency), and is working with that agency to resolve these issues. However, because the results are still preliminary, the Company is not able to assess whether it will ultimately be held liable for the presence of these substances at the site nor is the Company able to assess its financial exposure if it is found liable. During August 2001, additional investigation work to further define the extent of ground water impact was completed. The results are generally consistent with previous site investigations. Further ground water investigation will be necessary to fully define the extent of ground water contamination. As of December 31, 2003, $15,000 has been accrued for the cost of additional environmental work. Ground water investigation occurred quarterly during 2003 and is expected to conclude in 2004 resulting in acceptable contaminate levels as determined by the Minnesota Pollution Control Agency.

Expected Capital Needs for 2004

The Company does not expect capital needs in 2004 to exceed the capacity of its asset based line of credit as allowable receivable and inventory borrowing are expected to cover operating requirements. While the asset based line of credit expires in June 2004, the Company believes it will be able to replace this facility. In addition, borrowing agreements with the Company’s major shareholder are expected to remain in place. The Company believes that cash from operations, renewal of and advances from its credit facility and borrowings from its major shareholder will provide enough liquidity for the next 12 months of operations.

Business Conditions

The Company recognized net income of $545,163 for the year ended December 31, 2003, including non-recurring income of $1,205,000, and has a working capital deficit and stockholders’ deficiency of $6,993,750, and $9,033,914, respectively, at December 31, 2003.

Management’s plans and objectives to improve the financial condition of the Company are based on a strategy to become a technology leader in centrifuge and conveyor design and production by being a product focused company, growing sales, reducing debt, and accumulating cash.

Steady growth may be achieved by identifying the Company’s core business, (centrifuges, spindles, and conveyors), seeking relationships that move beyond the manufacturing of specific parts and into the preparation of sub-assemblies and completed assemblies for its customers, developing a focus towards proprietary products and away from contract manufacturing, and building long term, sustainable comparative advantages over competitors. The Company seeks to become involved with its customers early in their development and design process allowing the Company to participate in the earlier, higher value added stage of product development and to establish a closer working relationship with its customers.

The Company intends to add new customers by applying centrifuge technology to a variety of filtering and separating applications, developing new spindle applications, and by growing and nurturing the conveyor business. The Company seeks to pursue a course investing in research and development that will lead to innovation and new value propositions in the future, establishing a reputation and expertise for product development. The Company seeks to be identified as a centrifuge, spindle, and conveyor manufacturer and intends to focus on higher value added products that allow it to use its design, manufacturing, and engineering capabilities.

Cash control, cost management, and margin preservation are fundamental to the Company’s profitability. Any new corporate strategies considered must be accountable to existing headcounts and capital resources meaning the Company must resist strategies that require significant inflows of capital, unless capital can be prudently raised. Other priorities include recapitalizing the balance sheet, generating liquidity, monitoring and changing processes to increase productivity, and strategically adding key managers and operational expertise as required in a prudent and responsible manner. The Company also has excess capacity. Through mergers, acquisitions, and growth, it believes it can increase its revenues while incurring proportionally less additional overhead. By increasing productivity, improving cost control, and reducing expenses, keeping expenses in proportion to the Company’s current sales level, the Company intends to achieve positive cash flow.

There can be no assurance that management will be able to accomplish all of the above plans and objectives or achieve the necessary improvements in its cash flows and financial position to meet its obligations as they become due. Senior management executive needs and expenses are expected to increase in the future.

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

Summary

2003 sales were down from sales in 2002. However, the Company feels that 2003 showed improvements over 2002 due to better management of variable expenses, including labor, employee benefits, and process and productivity improvements, in addition to broadening the customer base. Productivity improvements, cost control measures, profitability, and growing sales remain the highest priorities for the Company. While the results of 2003 were below management’s expectations, the Company feels that it has established a trend in productivity improvement and cost control. There can be no assurance that these achievements, actions, and future actions, if necessary, will be sufficient for the Company to meet its continuing cash flow requirements in the future or return to profitability.

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

Factors That May Affect Future Results

Dependence on Major Customers.   Sales were primarily affected by a significant reduction of $898,110 in orders from medical and laboratory products customers. These reductions were driven by lower demand and excess inventories of their customers. Demand from the Company’s major medical customer has decreased from 2002. The Company continues to take orders from this major medical customer and expects overall business with that customer to remain steady for 2004 or increase. However, no assurance can be given that sales to this customer will reach or exceed the previous levels of 2002. The Company has no production contracts with its major medical customer and believes that reductions in orders from this customer would have a material adverse effect on its future operating results. The Company continues to pursue customer diversification to reduce dependence on sales to its significant customer.

Dependence on New Products and Continued Growth in Sales Volume.   The Company’s future success will depend on its ability to retain current customers and add new customers. While the Company puts a great deal of attention on contract manufacturing, it also looks to develop new customers for products manufactured under its own trade names, Quickdraw conveyors and oil centrifuges. The Company looks to obtain production orders for prototype products including motion control, magnetic, spindle, and centrifuge assemblies, and maintain a satisfactory volume of orders for current customers. Shipments to a new blood centrifuge customer began in 2002 and research and development into new centrifuge products occurred during 2003.

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

Impact of Recent Accounting Pronouncements.

SFAS No. 149

In April 2003, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” effective for contracts entered into or modified after June 30, 2003. This amendment clarifies when a contract meets the characteristics of a derivative, clarifies when a derivative contains a financing component and amends certain other existing pronouncements. The adoption of SFAS No. 149 did not have a material effect on the Company’s financial statements.

SFAS No. 150

In May 2003, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 requires the classification as a liability of any financial instruments with a mandatory redemption feature, an obligation to repurchase equity shares, or a conditional obligation based on the issuance of a variable number of its equity shares. The Company does not have any financial instruments as defined by SFAS No. 150. The adoption of SFAS No. 150 did not have a material effect the Company’s financial statements.

FIN No. 46

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). FIN 46 states that companies that have exposure to the economic risks and potential rewards from another entity’s assets and activities have a controlling financial interest in a variable interest entity and should consolidate the entity, despite the absence of clear control through a voting equity interest. The consolidation requirements apply to all variable interest entities created after January 31, 2003. For variable interest entities that existed prior to February 1, 2003, the consolidation requirements are effective for annual or interim periods beginning after December 15, 2003. Disclosure of significant variable interest entities is required in all financial statements issued after January 31, 2003, regardless of when the variable interest was created. The Company does not expect the adoption of FIN 46 to have a material effect on the Company’s financial statements.

ITEM 7. FINANCIAL STATEMENTS.

The following Financial Statements and Report of Independent Accountants thereon are included herein (page numbers refer to pages in this Report):

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES.

Management of the Company has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the fiscal year covered by this Annual Report on Form 10-KSB. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of the Company have concluded that the Company’s disclosure controls and procedures as of the end of the fiscal year covered by this Annual Report on Form 10-KSB are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. However, due to the limited number of Company employees engaged in the authorization, recording, processing and reporting of transactions, there is inherently a lack of segregation of duties. The Company periodically assesses the cost versus benefit of adding the resources that would remedy or mitigate this situation and currently, does not consider the benefits to outweigh the costs of adding additional staff in light of the oversight of the financial statements by senior management.

Management of the Company has also evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, any change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth fiscal quarter of the fiscal year covered by this Annual Report on Form 10-KSB. There was no change in the Company’s internal control over financial reporting identified in that evaluation that occurred during the fourth fiscal quarter of the fiscal year covered by this Annual Report on Form 10-KSB that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors of the Registrant

Name	Age	Position
Richard F. McNamara	71	Chairman of the Board and Director
James L. Reissner	64	Director, Chief Executive Officer, President, and Secretary
Michael J. Tate	65	Director, former President, Chief Executive Officer and Chief Financial Officer

Mr. McNamara has served as Chairman of the Board and as a director of the Company since October 2000. Since 1978, Mr. McNamara has been the owner of Activar, Inc., a company that operates as sixteen manufacturing divisions. Mr. McNamara has been a director of various other companies including Rimage Corporation and TCF Financial Corporation and is a member of the University of Minnesota Board of Regents.

Mr. Reissner was elected CEO in September 2001 and has served as Secretary of the Company and as a director since October 2000. He also served as Chief Financial Officer from September 2001 to March 2002. Mr. Reissner became President of the Company in October 2002. Mr. Reissner has been President of Activar, Inc. since January 1996 and served as Chief Financial Officer of Activar from 1992 until becoming President. Mr. Reissner is a director of several other companies, including the Chairman of the Board of Rimage Corporation and a member of the Board of Winland Electronics.

Mr. Tate retired as Chief Executive Officer, President and Chief Financial Officer of the Company in September 2001. He has been a director of the Company since April 1998. During 1999, another individual was Chief Financial Officer until he resigned that position in December 1999 at which time Mr. Tate, again, became Chief Financial Officer. Previously, he served as Vice President/Chief Operating Officer of Minnesota Valley Engineering from August 1996 until joining the Company.

Executive Officers and Significant Employees of the Registrant

The information concerning executive officers of the Company is included in this Report under Item 4A, Executive Officers of the Registrant. Information regarding other personnel who may make a significant contribution to the business of the Company is also included in that section.

Audit Committee; Audit Committee Financial Expert

The Board of Directors of the Company has an Audit Committee composed of James L. Reissner and Michael J. Tate. The Audit Committee provides assistance to the Board in satisfying its fiduciary responsibilities relating to the accounting, auditing, operating and reporting practices of the Company. The Audit Committee reviews the Company’s annual financial statements, the selection and work of the Company’s independent accountants and the adequacy of internal controls for compliance with corporate policies and directives. The Audit Committee does not have a written charter.

Because Mr. Reissner is an executive officer and principal shareholder of the Company, Mr. Reissner would not be considered “independent” under the Securities and Exchange Commission definition of that term.

The Board of Directors has reviewed the education, experience and other relevant qualifications of Mr. Tate and has determined that Mr. Tate meets the Securities and Exchange Commission definition of an “audit committee financial expert” and would also be considered “independent” under the Securities and Exchange Commission definition of that term.

The Board and Audit Committee have not yet established procedures for the handling of complaints regarding accounting, internal accounting controls or auditing matters.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the directors and executive officers of the Company and all persons who beneficially own more than 10% of the outstanding shares of common stock of the Company to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of the common stock. Executive officers, directors and greater than 10% beneficial owners are also required to furnish the Company with copies of all Section 16(a) forms they file. Based upon a review of the copies of such reports furnished to the Company and upon other information known to the Company, the Company believes that all filing requirements applicable to its directors, executive officers and beneficial owners of more than 10% of the Company’s outstanding shares of common stock were complied with during the fiscal year ended December 31, 2003, except that Kirby Bayerle, Vice President—Sales and Marketing of the Company, Duane Bryngelson, Vice President—Operations of the Company, and Jacqueline R. Millner, Controller of the Company, were delinquent in filing statements on Form 3 upon being appointed to such offices, and Messrs Bayerle and Bryngelson and Joseph A. Petrich, Treasurer and Chief Financial Officer of the Company, were delinquent in filing statements on Form 4 to report the receipt of options.

Code of Ethics

The Company has adopted a Code of Ethics and Business Conduct that applies to all directors, officers and employees, including the Company’s Chief Executive Officer, Chief Financial Officer and Controller. In addition, the Company has a supplemental Code of Ethics for Senior [Financial] Executives. The Company’s Code of Ethics and Business Conduct and Code of Ethics for Senior [Financial] Executives are set forth as exhibits to this Annual Report on Form 10-KSB. In addition, copies of the Company’s Code of Ethics and Business Conduct and Code of Ethics for Senior [Financial] Executives may be obtained from the Company upon request to James L. Reissner, in his capacity as Secretary of the Company.

ITEM 10. EXECUTIVE COMPENSATION.

Summary of Cash and Other Compensation

The following table provides summary information concerning cash and non-cash compensation paid to or earned by the Company’s Chief Executive Officer and executive officers of the Company who received or earned cash and non-cash salary and bonus of more than $100,000 for the fiscal year ended December 31, 2003.

Summary Compensation Table

	Annual Compensation		Long-Term Compensation
Name and Principal Position	Year	Salary ($)	Securities Underlying Options (#)	All Other Compensation ($)
James L. Reissner(1)	2003	0	0	0
Chief Executive Officer, President and	2002	0	50,000	0
former Chief Financial Officer	2001	0	0	0

(1)          Mr. Reissner became Chief Executive Officer and Chief Financial Officer in September 2001, and President in October 2002. Mr. Reissner served as Chief Financial Officer until March 2002.

Option Grants

No options to purchase Common Stock of the Company were granted to the named executive officers of the Company during the fiscal year ended December 31, 2003.

Option Exercises and Values of Unexercised Options

The following table sets forth information regarding options to purchase Common Stock of the Company exercised by the named executive officers of the Company during the fiscal year ended December 31, 2003 and the number and value of unexercised options held by them at that date.

Option Exercises During Fiscal Year Ended December 31, 2003 and
Fiscal Year End Option Values

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Unexercised Options At FY-end (#) Exercisable/ Unexercisable	Value of Unexercised in-the-Money Options at FY-end ($) Exercisable/ Unexercisable(1)
James L. Reissner	0	0	33,333 / 16,667	$22,333 / $11,167

(1)          These amounts represent the difference between the exercise price of the in-the-money options and the market price of the Company’s Common Stock on December 31, 2003. The last reported sale on the OTC Bulletin Board on that date was at $0.67. Options are in-the-money if the market value of the shares covered thereby is greater than the option exercise price.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Principal Shareholders and Beneficial Ownership of Management

The following table sets forth information known to the Company with respect to the beneficial ownership of each class of the Company’s capital stock as of March 14, 2004 for (1) each person known by the Company to beneficially own more than 5% of any class of the Company’s voting securities, (2) each of the executive officers named in the Summary Compensation Table under the heading “Executive Compensation,” (3) each of the Company’s directors and (4) all of the Company’s executive officers and directors as a group. Except as otherwise indicated, the Company believes that each of the beneficial owners of the Company’s capital stock listed below, based on information provided by these owners, has sole investment and voting power with respect to its shares, subject to community property laws where applicable.

	Common Stock			Series A Preferred Stock			Common Stock and Common Stock	Percent of Total Voting
Name	Number		Percent	Number		Percent	Equivalents	Power
Perkins Capital Management 730 East Lake Street Wayzata, MN 55391-1769	1,039,465	(3)	11.4%	—		0.0%	1,039,465	10.3%
Activar, Inc. 7808 Creekridge Circle Suite 200 Minneapolis, MN 55439	2,187,500	(4)	24.2%	625,000	(4)	62.5%	2,812,500	28.0%
Richard F. McNamara 7808 Creekridge Circle Suite 200 Minneapolis, MN 55439	2,470,833	(5)	26.5%	625,000	(5)	62.5%	3,095,833	29.9%
James L. Reissner 7808 Creekridge Circle Suite 200 Minneapolis, MN 55439	3,095,833	(6)	34.1%	875,000	(6)	87.5%	3,970,833	39.4%
Michael J. Tate 410 11th Avenue South Hopkins, MN 55343	783,403	(7)	8.6%	125,000		12.5%	908,403	9.0%
All executive officers and directors as a group (4 persons)	4,162,569	(8)	43.6%	1,000,000		100.0%	5,162,569	48.9%

(1)          As of March 14, 2004, unless otherwise noted, all of the shares shown are held by individuals or entities possessing sole voting and investment power with respect to such shares.

(2)          Shares not outstanding but deemed beneficially owned by virtue of the right of a person or member of a group to acquire them within 60 days are treated as outstanding only when determining the amount and percent owned by such person or group.

(3)          According to a Schedule 13G/A, dated February 4, 2004, as filed with the Securities and Exchange Commission, Perkins Capital Management, Inc. has sole voting power with respect to 85,834 of such shares, and sole dispositive power over all such shares.

(4)          Activar, Inc. has shared dispositive and voting power with respect to such shares.

(5)          Includes 50,000 shares of common stock that Mr. McNamara has the right to acquire within 60 days upon the exercise of options and 250,000 shares of common stock that Mr. McNamara has the right to acquire within 60 days upon the exercise of warrants. Includes 2,187,500 shares held by Activar, Inc., with respect to which Mr. McNamara has shared dispositive and voting power.

(6)          Includes 50,000 shares of common stock that Mr. Reissner has the right to acquire within 60 days upon the exercise of options. Includes 2,187,500 shares held by Activar, Inc., with respect to which Mr. Reissner has shared dispositive and voting power.

(7)          Includes 106,058 shares of common stock that Mr. Tate has the right to acquire within 60 days upon the exercise of options.

(8)          Includes an aggregate of 261,500 shares of common stock and 250,000 shares of common stock that executive officers and directors have the right to acquire within 60 days upon the exercise of options and warrants, respectively.

Equity Compensation Plan Information

The following table below presents the Company’s Equity Compensation Plan information as of December 31, 2003.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	853,579	$0.48	1,271,421
Equity compensation plans not approved by security holders	—	$—	—
Total	853,579	$0.48	1,271,421

The Company has two equity compensation plans currently in effect: its 2001 Stock Option Plan and its 2001 Employee Stock Purchase Plan. The Company also has its 1997 Non-Employee Directors Stock Plan.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On March 21, 2001, the Company entered into two Master Equipment Lease Agreements with Activar Properties, Inc. (“Lessor”), an affiliate of Activar, Inc. Under these agreements, the Company leased two sets of equipment for terms of 61 months and 25 months, respectively, for monthly payments of $30,279 and $17,399, respectively. The Lessor assigned its rights under these leases to its bank. Proceeds from the sale were used to pay off a promissory note in the principal amount of $1,027,000 plus accrued interest due under the Company’s bank credit agreement and to pay off $540,034 owed to Activar, Inc. for equipment purchases. On January 1, 2003, the Company amended its equipment lease reducing the payments to $45,646 for a term of 60 months. The Company believes that the terms and conditions of these agreements are substantially the same as the terms and conditions on which it could have leased similar equipment from an unaffiliated third party.

Since 2001, the Company has borrowed monies from Activar, Inc. to fund operations. These loans are due on demand and accrued interest at 10% through September 2002, at which time the interest rate was lowered to 6%. This lending arrangement was converted into a revolving credit arrangement with Richard F. McNamara and affiliates on January 1, 2003 with interest remaining at 6%. The Company believes that the terms and conditions of the promissory notes given to Activar are at least as favorable as the terms and conditions on which the Company could have obtained credit from an unaffiliated third party. At December 31, 2003, the Company had drawn $4,755,776 with this arrangement.

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

On February 25, 2003, MagStar Technologies, Inc. sold and leased back its headquarters and manufacturing facility in Hopkins, Minnesota. The purchaser was Hopkins Eleventh Avenue LLC (“Eleventh Avenue”), a wholly owned subsidiary of Activar Properties, Inc., which in turn is wholly owned by Mr. McNamara. The purchase price for the building and property was $3,700,000. The Company entered into a 6.5-year gross lease with Eleventh Avenue for the building and property at a monthly cost of $34,000 increasing to $44,436 per month. The proceeds of $1,001,397 realized by the Company in the transaction were applied to reduce the Company’s debt to Activar Properties, Inc. and affiliates. The Company’s outstanding balance to Activar Properties, Inc. and other affiliates of Mr. McNamara was approximately $5,512,918 as of February 28, 2003. James L. Reissner, the President of Activar Properties, Inc., is also a director and shareholder of the Company. The Board of Directors of the Company authorized the transaction in order to reduce the indebtedness of the Company, provide working capital and improve cash flow. The transaction with Eleventh Avenue was determined to be on better terms than could be obtained by the Company directly from unaffiliated financing sources. The purchase price was based upon an independent appraisal of the value of the property and building obtained by the bank which provided financing to Eleventh Avenue in connection with the transaction.

PART IV

Item 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)         Exhibits

The exhibits to this Report are listed in the Exhibit Index on pages 48 to 52 of this Report.

A copy of any of the exhibits listed or referred to above will be furnished at a reasonable cost to any person who was a shareholder of the Company as of March 14, 2004, upon receipt from any such person of a written request for any such exhibit. Such request should be sent to MagStar Technologies, Inc., 410 Eleventh Avenue South, Hopkins, Minnesota 55343, Attention: Investor Relations.

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

(5)          1997 Non-Employee Director Stock Option Plan

(6)          2001 Stock Option Plan

(7)          2001 Employee Stock Purchase Plan

(8)          Option Amendment Agreement, dated October 1, 2001 by and between Michael J. Tate and the Company

(a)         Reports on Form 8-K

On October 31, 2003 the Company filed a Report on Form 8-K to furnish information under the following headings: Item 7. Financial Statements and Exhibits, (c) Exhibits, and Item 9. Regulation FD Disclosure.

ITEM 14. PRINCIPAL ACCOUTNING FEES AND SERVICES.

Audit Fees

Audit fees billed to the Company by Virchow Krause & Company, LLP during the fiscal year ended December 31, 2003 and for review of our quarterly report on Form 10-QSB and annual reviews on Form 10-KSB for the same fiscal year totaled $30,400.

Financial Information Systems Design and Implementation Fees

We did not engage Virchow Krause & Company, LLP to provide advice regarding financial information systems design and implementation during the last fiscal year.

All Other Fees

Fees billed or expected to be billed to us by Virchow Krause & Company, LLP for all other non-audit services, including tax-related services, provided during the last fiscal year totaled $13,335.

Audit Committee

The audit committee meets prior to filing of any Quarterly Report on Form 10-QSB, or Annual Report on Form 10-KSB to approve those filings. In addition, the committee meets to discuss audit plans and anticipated fees for audit and tax work prior to the commencement of that work. Approximately 95% of all fees paid to our independent auditors are pre-approved by the audit committee.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 24, 2004	MAGSTAR TECHNOLOGIES, INC.
/s/ James L. Reissner
James L. Reissner
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Richard F. McNamara	Chairman of the Board and	March 24, 2004
Richard F. McNamara	Director
/s/ James L. Reissner	Chief Executive Officer, President,	March 24, 2004
James L. Reissner	and Director (Principal Executive
Officer)
/s/ Michael J. Tate	Director	March 24, 2004
Michael J. Tate
/s/ Joseph A. Petrich	Treasurer and Chief Financial Officer	March 24, 2004
Joseph A. Petrich	(Principal Financial Officer)
/s/ Jacqueline R. Milner	Controller	March 24, 2004
Jacqueline R. Milner

MagStar Technologies, Inc.
Years Ended December 31, 2003 and 2002

REPORT OF INDEPENDENT AUDITORS

Audit Committee, Stockholders and Board of Directors
MagStar Technologies, Inc.
Hopkins, Minnesota

We have audited the accompanying balance sheets of MagStar Technologies, Inc., as of December 31, 2003 and 2002 and the related statements of operations, stockholders’ deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MagStar Technologies, Inc. as of December 31, 2003 and 2002, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and its total liabilities exceed its total assets. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Virchow, Krause & Company, LLP

Minneapolis, Minnesota
March 8, 2004

MagStar Technologies, Inc.
Balance Sheets
At December 31, 2003 and 2002

	2003	2002
ASSETS
Current Assets:
Cash	$500	$500
Accounts receivable, net	723,413	831,820
Inventories, net	1,074,242	1,296,252
Other current assets	73,731	41,497
Total current assets	1,871,886	2,170,069
Property, plant and equipment, net	52,855	1,723,182
Patents	11,261	—
Total assets	$1,936,002	$3,893,251
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Senior debt	$802,240	$5,086,475
Current maturities of capital lease obligations	126,754	140,875
Accounts payable to related parties	820,411	1,532,169
Notes payable to related parties	5,703,689	4,507,509
Checks issued in excess of cash in bank	20,180	90,949
Accounts payable	503,995	635,327
Accrued expenses	400,813	695,497
Short term deferred gain on sale—leaseback equipment	155,576	155,576
Short term deferred gain on sale—leaseback building	331,978	—
Total current liabilities	8,865,636	12,844,377
Capital lease obligations, less current maturities	—	116,028
Deferred gain on sale—leaseback equipment, net of current portion	466,728	622,305
Deferred gain on sale—leaseback building, net of current portion	1,549,229	—
Deferred Rent	54,478	—
Deposits	10,000	—
Other liabilities	23,845	9,619
Total Liabilities	10,969,916	13,592,328
Stockholders’ deficiency:
Preferred stock, par value $.1875 per share, authorized 2,500,000 shares; 1,000,000 issued and outstanding	187,500	187,500
Common stock, par value $.1875 per share, authorized 30,000,000 shares; issued and outstanding 9,040,173 shares at December 31, 2003 and 8,740,173 shares at December 31, 2002	1,695,032	1,638,782
Additional paid-in capital	18,002,729	17,938,979
Accumulated deficit	(28,919,175)	(29,464,338)
Total stockholders’ deficiency	(9,033,914)	(9,699,077)
Total liabilities and stockholders’ deficiency	$1,936,002	$3,893,251

The accompanying notes are an integral part of the financial statements.

MagStar Technologies, Inc.
Statements of Operations
For the years ended December 31, 2003 and 2002

	2003	2002
Total Net Sales	$6,230,898	$8,358,149
Cost of sales	5,699,377	9,014,804
Gross profit (loss)	531,521	(656,655)
Selling, general and administrative expenses
Gains on sale—leaseback	(432,224)	(353,451)
Other selling, general and administratve expenses	1,178,845	1,764,877
Total selling, general and administrative expenses, net	746,621	1,411,426
Operating loss	(215,100)	(2,068,081)
Other income (expense):
Interest expense	(639,447)	(725,504)
Gain on conversion of senior debt for common stock	1,205,000	—
Other, net	194,710	112,281
Total other income (expense), net	760,263	(613,223)
Net Income (loss)	$545,163	$(2,681,304)
Net income (loss) per share—basic	$0.06	$(0.31)
Net income (loss) per share—diluted	$0.05	$(0.31)
Weighted average common shares outstanding—basic	8,860,995	8,740,173
Weighted average common shares outstanding—diluted	10,323,637	8,740,173

The accompanying notes are an integral part of the financial statements.

MagStar Technologies, Inc.
Statements of Stockholders’ Deficiency
For the years ended December 31, 2003 and 2002

	Series A Preferred
	Stock		Common Stock		Additional
	Shares	Par Value	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Total
Balances, December 31, 2001	1,000,000	$187,500	8,740,173	$1,638,782	$17,938,979	$(26,783,034)	$(7,017,773)
Compensation expense							—
Net loss						(2,681,304)	(2,681,304)
Balances, December 31, 2002	1,000,000	187,500	8,740,173	1,638,782	17,938,979	(29,464,338)	(9,699,077)
Conversion of senior debt for common stock			300,000	56,250	63,750		120,000
Net income						545,163	545,163
Balances, December 31, 2003	1,000,000	$187,500	9,040,173	$1,695,032	$18,002,729	$(28,919,175)	$(9,033,914)

The accompanying notes are an integral part of the financial statements.

MagStar Technologies, Inc.
Statements of Cash Flows
For the years ended December 31, 2003 and 2002

	2003	2002
Cash flows from operating activities:
Net income (loss)	$545,163	$(2,681,304)
Adjustments to reconcile net income (loss) to net cash (used in) operating activities:
Depreciation and amortization	128,183	280,777
Gain on conversion of senior debt for common stock	(1,205,000)	—
Gain on sale-leaseback Equipment	(155,577)	(353,448)
Gain on sale-leaseback Building	(276,649)	—
Deferred Rent	54,478	—
Changes in operating assets and liabilities:
Receivables	108,407	368,962
Inventories	222,010	558,852
Other current assets	(32,234)	48,614
Accounts payable	(131,332)	(297,030)
Accrued expenses	(294,684)	21,692
Accounts payable, related parties	(711,758)	826,859
Other liabilities and deposits	24,227	(6,048)
Net cash (used in) operating activities	(1,724,766)	(1,232,074)
Cash flows from investing activities:
Proceeds from sale of building and land and related improvements	3,700,000	—
Payments for patents	(11,261)	—
Net cash provided by investing activities	3,688,739	—
Cash flows from financing activities:
Payments on debt	(2,658,078)	(162,120)
Net (payments on) line of credit	(301,157)	(256,371)
Net borrowings note-payable—related party	1,196,180	1,630,596
Checks in excess	(70,769)	(43,299)
Proceeds from warrants	—	—
Repayment of debentures	—	(375,000)
Net proceeds on term note—related party		500,000
Payments of capital lease obligations	(130,149)	(61,732)
Net cash provided by (used in) financing activities	$(1,963,973)	$1,232,074
Net (decrease) increase in cash	—	—
Cash, beginning of year	500	500
Cash, end of period	$500	$500
Supplemental disclosures of cash flow information:
Cash paid for interest	$191,145	$547,855
Noncash investing and financing activities:
Conversion of senior debt to common stock	$120,000	$—

The accompanying notes are an integral part of the financial statements.

MagStar Technologies, Inc.
Notes to Financial Statements

1. Business Description and Conditions

Business Description

MagStar Technologies, Inc. (“MagStar” or the “Company”) is a publicly owned company headquartered in Hopkins, Minnesota that trades locally, over the counter, under the symbol “MGST”. MagStar Technologies is a prototype developer and manufacturer of centrifuges, conveyors, medical devices, spindles, and sub assemblies. MagStar’s technical abilities in design, process, and manufacturing specialize in the “concept-to-production” process designed to result in short manufacturing cycles, high performance, and cost effective products such as electro-mechanical assemblies and devices for over two dozen medical, magnetic, motion control, and industrial original equipment manufacturers (“OEMs”). The Company’s products are sold throughout the United States and North America, Europe, and Asia.

The Company was established in 1948 as Reuter Manufacturing, Inc., and specialized in precision machining and assemblies. In early 2001, the Company changed its name to MagStar Technologies, Inc.

The Company is a Minnesota corporation. The principal executive offices of the Company are located at 410 Eleventh Avenue South, Hopkins, Minnesota 55343. The Company’s telephone number is (952) 935-6921.

Troubled Financial Condition and Management’s Plans

The Company has recognized net income of $545,163 for the year ended December 31, 2003, including non-recurring income of $1,205,000, and has a working capital deficit of $6,993,750 and stockholders’ deficiency of $9,033,914 at December 31, 2003.

Management’s plans and objectives to improve the financial condition of the Company are based on a strategy to become a technology leader in centrifuge and conveyor design and production by being a product focused company, growing sales, reducing debt, and accumulating cash.

Steady growth may be achieved by identifying the Company’s core business, (centrifuges, spindles, and conveyors), seeking relationships that move beyond the manufacturing of specific parts and into the preparation of sub-assemblies and completed assemblies for its customers, developing a focus towards proprietary products and away from contract manufacturing, and building long term, sustainable competitive advantages over competitors. The Company seeks to become involved with its customers early in their development and design process allowing the Company to participate in the earlier, higher value added stage of product development and to establish a closer working relationship with its customers.

The Company intends to add new customers by applying centrifuge technology to a variety of filtering and separating applications, developing new spindle applications, and by growing and nurturing the conveyor business. The Company seeks to be identified as a centrifuge, spindle, and conveyor manufacturer and intends to focus on higher value added products that allow it to use its design, manufacturing, and engineering capabilities.

Cash control, cost management, and margin preservation are fundamental to the Company’s profitability. Any new corporate strategies considered must be accountable to existing headcounts and capital resources meaning the Company must resist strategies that require significant inflows of capital, unless capital can be prudently raised. Other priorities include recapitalizing the balance sheet, generating liquidity, monitoring and changing processes to increase productivity and strategically adding key managers and operational expertise as required in a prudent and responsible manner. The Company also has excess

MagStar Technologies, Inc.
Notes to Financial Statements (Continued)

1. Business Description and Conditions (Continued)

capacity. Through mergers, acquisitions, and growth, it believes it can increase its revenues while incurring proportionally less additional overhead. By increasing productivity, improving cost control, and reducing expenses, keeping expenses in proportion to the Company’s current sales level, the Company intends to achieve positive cash flow.

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

2. Significant Accounting Policies

Accounts Receivable

The Company extends unsecured credit to customers in the normal course of business and believes all accounts receivable in excess of the allowance for doubtful accounts to be fully collectible. If accounts receivable in excess of the provided allowance are determined uncollectible, they are charged to expense in the year that determination is made. The Company does not accrue interest on trade accounts receivable. Accounts receivable are due 30 days after the invoice date. Accounts receivable are written off only after all collection attempts have failed.

Inventories

Inventories are valued at the lower of cost or market with cost determined on a first-in, first-out basis.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Depreciation and amortization is provided for by the straight-line method based on the estimated useful lives of the related assets. Useful lives ranged from 15 to 40 years for buildings and building improvements and 5 to 7 years for machinery and equipment. Expenditures for major renewals and betterments are capitalized, and expenditures for maintenance and repairs are charged to operations as incurred. Upon retirement or other disposition of property, plant or equipment, the applicable cost and accumulated depreciation and amortization are eliminated from the accounts, and the resulting gain or loss is included in operations unless the sale is subject to the Company leasing the property back for a period of time.

MagStar Technologies, Inc.
Notes to Financial Statements (Continued)

2. Significant Accounting Policies (Continued)

Revenue Recognition

The Company recognizes sales when products are shipped, collectability is probable and the sales price is fixed or determinable.

Advertising

Advertising costs are charged to operations when incurred. Advertising expense was $40,853 and $87,388 for the years ended December 31, 2003 and 2002, respectively.

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

Financial Instruments

The carrying amounts for all financial instruments approximates fair value. The carrying amounts for cash, accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments. The fair value of lines of credit, and related party debt approximates the carrying amounts based upon the Company’s expected borrowing rate for debt with similar remaining maturities and comparable risk.

Net Income (Loss) per Common Share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the reporting period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the sum of the weighted average number of common shares outstanding plus all additional common stock that would have been outstanding if potentially dilutive common shares related to common share equivalents (stock options, stock warrants, and convertible preferred shares) had been issued. Dilutive common equivalent shares of 389,679 and 2,445,665 at December 31, 2003 and 2002, respectively, have not been included in the computation of diluted net income (loss) per common share for all periods presented because their inclusion would be anti-dilutive.

Cash

The Company deposits its cash in high credit quality financial institutions. The balances, at times, may exceed federally insured limits.

MagStar Technologies, Inc.
Notes to Financial Statements (Continued)

2. Significant Accounting Policies (Continued)

Stock-Based Compensation

In accordance with Accounting Principles Board (APB) Opinion No. 25 “Accounting for Stock Issued to Employees” and related interpretations, the Company uses the intrinsic value-based method for measuring stock-based compensation cost which measures compensation cost as the excess, if any, of the estimated fair value of the Company’s common stock at the grant date over the amount the employee must pay for the stock. The Company’s policy is to grant stock options at fair value at the date of grant. Required pro forma disclosures of compensation expense determined under the fair value method of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” is presented below. Options and warrants issued to non-employees are recorded at fair value, as required by SFAS No. 123, using the Black Scholes pricing model. The Company has adopted the disclosure only provision of SFAS No. 148.

Had compensation cost for the Plans been determined based on the fair value of options at the grant date for awards in 2003 and 2002, the Company’s pro forma net income/(loss) and net income/(loss) per common share would have been as follows:

		2003	2002
Net income/(loss)	Reported	$545,163	$(2,681,304)
	Pro Forma	$444,004	$(2,779,721)
Basic income/(loss) per common share	Reported	$0.06	$(0.31)
	Pro Forma	$0.05	$(0.32)
Diluted income/(loss) per common share	Reported	$0.05	$(0.31)
	Pro Forma	$0.04	$(0.32)
Stock based compensation—as reported		$—	$—
Stock based compensation—pro forma		$101,159	$98,417

The weighted average grant-date fair value of options granted during 2003 and 2002 was $0.05 and $.30, respectively, which was determined using the Black-Scholes option pricing model with the following key assumptions:

Assumptions	2003	2002
Risk free interest rates	4%	4%
Volatility	60%	255%
Expected lives (months)	72	72

Use of Estimates

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

MagStar Technologies, Inc.
Notes to Financial Statements (Continued)

2. Significant Accounting Policies (Continued)

Self-Funded Employee Medical Benefits

The Company participates in a self-insured employee health insurance plan administered by an outside party. The Company is required to pay up to $30,000 of annual medical claims per participant. The annual plan medical claims will vary depending upon the number of employees and their level of participation.

Impact of Recent Accounting Pronouncements

SFAS No. 149

In April 2003, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” effective for contracts entered into or modified after June 30, 2003. This amendment clarifies when a contract meets the characteristics of a derivative, clarifies when a derivative contains a financing component and amends certain other existing pronouncements. The adoption of SFAS No. 149 did not have a material effect on the Company’s financial statements.

SFAS No. 150

In May 2003, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 requires the classification as a liability of any financial instruments with a mandatory redemption feature, an obligation to repurchase equity shares, or a conditional obligation based on the issuance of a variable number of its equity shares. The Company does not have any financial instruments as defined by SFAS No. 150. The adoption of SFAS No. 150 did not have a material effect the Company’s financial statements.

FIN No. 46

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). FIN 46 states that companies that have exposure to the economic risks and potential rewards from another entity’s assets and activities have a controlling financial interest in a variable interest entity and should consolidate the entity, despite the absence of clear control through a voting equity interest. The consolidation requirements apply to all variable interest entities created after January 31, 2003. For variable interest entities that existed prior to February 1, 2003, the consolidation requirements are effective for annual or interim periods beginning after December 15, 2003. Disclosure of significant variable interest entities is required in all financial statements issued after January 31, 2003, regardless of when the variable interest was created. The Company does not expect the adoption of FIN 46 to have a material effect on the Company’s financial statements.

MagStar Technologies, Inc.
Notes to Financial Statements (Continued)

3. Selected Balance Sheet Information

	December 31,
	2003	2002
Accounts Receivable, Net
Accounts Receivable	$787,352	$925,011
Less Allowance for doubtful accounts and sales returns	(63,939)	(93,191)
	$723,413	$831,820
Inventories, Net
Raw materials and supplies	$372,450	$526,058
Work-in-process	262,610	191,291
Finished goods	497,159	722,931
Less allowance for obsolete inventories	(57,977)	(144,028)
	$1,074,242	$1,296,252
Property, Plant, and Equipment, Net
Land and related improvements	$—	$206,995
Buildings and building improvements	—	3,375,198
Machinery and equipment	72,167	72,167
Equipment under capital lease obligations	770,443	770,443
	842,610	4,424,803
Less accumulated depreciation	(72,166)	(2,017,110)
Less accumulated amortization	(717,589)	(684,511)
	$52,855	$1,723,182

Accounts Payable to Related Parties

Accounts Payable to related parties are due to Activar, Inc. and affiliates and consist of lease payments and accrued interest. Activar, Inc. and affiliates are related parties as a consequence of Activar’s significant ownership of stock of the Company and common ownership by a shareholder of Activar. The accounts payable are unsecured and non-interest bearing.

Warranty Reserve

The Company warrants its products for one, two, or five years. The reserve for warranty is computed by averaging the last four years warranty costs incurred and multiplying by two, which provides a full two-year warranty on all products. The Company has reserved an additional $50,000 to cover any unanticipated

MagStar Technologies, Inc.
Notes to Financial Statements (Continued)

3. Selected Balance Sheet Information (Continued)

or unusual product warranty problems. The following summarizes the warranty transactions for the years ended December 31:

	2003	2002
Balance at Beginning of Year	$104,000	$—
Claims Paid	(30,000)	(96,000)
Expense Provision	—	200,000
Balance at End of Year	$74,000	$104,000

4. Senior Debt

Senior debt at December 31, 2003 and 2002, consisted of the following:

	2003	2002
Asset-based line of credit, payable to bank, due upon demand.
The weighted average interest rate of asset-based line of credit borrowings was 4.00% and 4.38% for the years ended December 31, 2003 and 2002, respectively.	$802,240	$1,103,397
Term Note A, payable to bank—paid in full 2003	—	2,658,078
Term Note C, payable to bank—converted to common stock in 2003	—	1,325,000
	$802,240	$5,086,475

The Company has entered into an amended and restated senior credit agreement. The credit facilities under the new agreement consist of an asset-based line of credit with availability of up to $1,350,000, subject to a borrowing base limitation of 80% of the Company’s eligible accounts receivable plus eligible inventories.

The asset-based line of credit bears interest at the bank’s reference rate (4.0% at December 31, 2003) plus 2.00%, is due on demand, and is payable in full in June 2004. Term Note A bore interest at a fixed rate of 10% per year, was payable in monthly principal and interest installments of $27,020 commencing November 2000, with a final balloon payment due in October 2005, and was paid off in 2003. Term Note C was non-interest bearing, was due and payable in full on September 2003, and was cancelled in consideration for 300,000 shares of common stock in 2003. The Company recorded a non-recurring gain of $1,205,000 related to the conversion of the debt into common stock in September 2003.

The credit facilities restrict the payment of dividends and the Company’s ability to incur other indebtedness. The bank may at any time apply the funds available in any Company bank account against the outstanding loan balances. In addition, the credit facilities are collateralized by all of the Company’s assets, except for certain equipment purchased with notes payable.

Term Notes A and C were due on demand; accordingly, they had been classified as current in the Company’s December 31, 2002 balance sheet.

MagStar Technologies, Inc.
Notes to Financial Statements (Continued)

5. Notes Payable, Related Parties

Notes payable, related parties at December 31, 2003 and 2002, consisted of the following:

	2003	2002
Note payable; stockholder, due upon demand with interest at 6% subordinated to senior debt, unsecured	$4,255,776	$3,092,596
Note payable; stockholder, due upon demand with interest at 8% subordinated to senior debt, unsecured	430,913	430,913
Note payable; stockholder, due upon demand with interest at 8% subordinated to senior debt, unsecured	467,000	434,000
Note payable; stockholder, due upon demand with interest at 6% subordinated to senior debt, unsecured	500,000	500,000
Note payable; related entity, due upon demand with interest at 10% subordinated to senior debt, unsecured	50,000	50,000
	$5,703,689	$4,507,509

Accrued interest on these notes at December 31, 2003 and 2002 was $649,000 and $384,000 respectively and interest expense for the years ended December 31, 2003 and 2002 was $338,000 and $335,000, respectively.

6. Capital Lease Obligations

The Company leases equipment under noncancelable leases classified as capital leases. The following is a schedule of future minimum lease payments for capital leases together with the present value of the net minimum lease payments:

Year Ending December 31:
2004	$164,501
Total minimum lease payments	164,501
Less: interest	(37,747)
Present value of lease payments	$126,754

7. Sale/Leaseback and Related Party Lease Obligations

The Company sold various equipment during 2001 to an entity owned by a stockholder for $1,987,141 and concurrently entered into an operating lease. The leases were amended on January 1, 2003 under a lease that expires in 2007.

MagStar Technologies, Inc.
Notes to Financial Statements (Continued)

7. Sale/Leaseback and Related Party Lease Obligations (Continued)

Future minimum payments required under these leases are as follows: (Continued)

Year ending December 31:
2004	$547,748
2005	547,748
2006	547,748
2007	547,748
Total minimum lease payments	$2,190,992

Rent expense under these leases for the years ended December 31, 2003 and 2002 was $554,000 and $919,000 respectively.

Future deferred gains resulting from this transaction are as follows:

Year ending December 31:
2004	$155,576
2005	155,576
2006	155,576
2007	155,576
Total deferred gain	$622,304

On February 25, 2003, MagStar Technologies, Inc. sold and leased back its headquarters and manufacturing facility in Hopkins, Minnesota. The purchaser was Hopkins Eleventh Avenue LLC (“Eleventh Avenue”), a wholly owned subsidiary of Activar Properties, Inc., which in turn is wholly owned by Mr. McNamara. The purchase price for the building and property was $3,700,000. The Company entered into a 6.5-year gross lease with Eleventh Avenue for the building and property at a monthly cost of $34,000 increasing to $44,436 per month. The net proceeds of $1,001,397, after paying off the mortgage, realized by the Company in the transaction were applied to reduce the Company’s debt to Activar Properties, Inc. and affiliates. James L. Reissner, the President of Activar Properties, Inc., is also a director and shareholder of the Company. The Board of Directors of the Company authorized the transaction in order to reduce the indebtedness of the Company, provide working capital and improve cash flow. The transaction with Eleventh Avenue was determined to be on better terms than could be obtained by the Company directly from unaffiliated financing sources. The purchase price was based upon an independent appraisal of the value of the property and building obtained by the bank which provided financing to Eleventh Avenue in connection with the transaction. Rent expense on the lease was $314,000 and $0 for

MagStar Technologies, Inc.
Notes to Financial Statements (Continued)

7. Sale/Leaseback and Related Party Lease Obligations (Continued)

the years ended December 31, 2003 and 2002, respectively. The following tables represent building lease payments and deferred gain schedules.

Lease payments on building
2004	$426,700
2005	450,170
2006	474,926
2007	501,048
2008	528,600
Thereafter	355,488
Total building lease payments	$2,736,932

Deferred gain on sale/leaseback of building
2004	$331,978
2005	331,978
2006	331,978
2007	331,978
2008	331,978
Thereafter	221,317
Total deferred gain	$1,881,207

8. Stockholders’ Deficiency

Private Placement

In 2000, the Company completed a private placement with certain investors under which the Company sold 3,500,000 shares of the Company’s common stock and 1,000,000 shares of the Company’s Series A Convertible Preferred Stock valued at $.1777778 per share, for proceeds of $800,000.

The Series A Preferred is convertible at any time into shares of common stock as is determined by dividing $.1777778 by the conversion price in effect at the time of any conversion and multiplying such quotient by each share of Series A Preferred to be converted. At all meetings of the shareholders of the Company or in the case of any actions of shareholders in lieu of a meeting, each holder of Series A Preferred stock shall have that number of votes equal to the number of whole shares of Common Stock into which such holder’s shares are then convertible. Holders of the Series A Preferred Stock are entitled to receive cumulative cash dividends, in preference to dividends payable on common stock, at the annual rate of 9% and share equally with the common stock, on an as-converted basis, in any dividends declared on the common stock. Dividends in arrears totaled $288,000 at December 31, 2003. In the event of any liquidation, whether voluntary or involuntary, the assets of the Company available for distribution to its shareholders shall be distributed equally among the holders of the Common Stock and the Series A Preferred stock.

In connection with the private placement, the Company, the investors and certain individuals from the Company’s existing stockholders (collectively, the control group) entered into a voting agreement. Among

MagStar Technologies, Inc.
Notes to Financial Statements (Continued)

8. Stockholders’ Deficiency (Continued)

other provisions, the voting agreement requires that the control group vote their shares to designate the investors as members of the Company’s Board of Directors. The voting agreement further requires the control group to vote as directed by the investors on all matters, which are presented for a vote to the Company’s stockholders.

Stock Option Plans

The Company’s Stock Option Plans (the Plans) provide for grants of stock options to employees and directors. The number of common shares available for grant pursuant to the Plans was 2,125,000 and 1,723,000 at December 31, 2003 and 2002, respectively. Options become exercisable over periods of up to four years from the date of grant and expire 10 years from the date of grant.

The following summarizes all option activity under the Plans:

	Options Outstanding	Weighted Average Exercise Price
Balances, December 31, 2001	526,401	$0.78
Cancelled	(190,236)	$0.20
Granted	459,500	$0.13
Balances, December 31, 2002	795,665	$0.50
Cancelled	(52,586)	$0.12
Granted	110,500	$0.05
Balances, December 31, 2003	853,579	$0.48
Options exercisable at December 31, 2003	735,627	$0.55

The following table summarizes information about fixed price stock options outstanding at December 31, 2003:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Options Outstanding December 31, 2003	Weighted Average Remaining Contractual Life (Months)	Weighted Average Exercise Price	Number Exercisable at December 31, 2003	Weighted Average Exercise Price
$0.05	285,500	108	$0.05	170,172	$0.05
$0.25-$0.515625	453,400	73	$0.38	450,776	$0.38
$0.625-$0.9375	73,179	67	$0.84	73,179	$0.84
$2.25-$3.375	13,500	58	$2.45	13,500	$2.45
$4.25-$4.4375	21,000	63	$4.44	21,000	$4.44
$4.875-$5.1875	7,000	66	$4.92	7,000	$4.92
Total	853,579	70	$0.48	735,627	$0.55

MagStar Technologies, Inc.
Notes to Financial Statements (Continued)

8. Stockholders’ Deficiency (Continued)

Warrants

In connection with the private placement of debentures in December 1998, the Company granted five-year warrants to purchase 350,000 shares of the Company’s common stock at an exercise price of $.6625 per share, exercisable immediately. These warrants expired in December 2003. In February 1999, the Company granted five-year warrants to purchase an additional 50,000 shares of the Company’s common stock at an exercise price of $.6625 per share, exercisable immediately. No warrants have been exercised.

In connection with the issuance of debt to a stockholder in January 2002, the Company granted five-year warrants to purchase 250,000 shares of the Company’s common stock at an exercise price of $0.25 per share, exercisable immediately. The warrants were valued using the Black Scholes model pricing model. The value was determined to be immaterial.

9. Income Taxes

The following table sets forth the components of the tax-affected deferred tax assets at December 31, 2003 and 2002:

	2003	2002
Net operating losses available for carry forward (expire 2004 to 2022)	$11,600,000	$11,600,000
Other future deductible temporary differences, net	432,000	650,000
Net deferred tax asset before valuation allowance	12,032,000	12,250,000
Valuation allowance	(12,032,000)	(12,250,000)
	$—	$—

The Company has established a valuation allowance for any tax benefits for which management believes, based on the relative weight of currently available evidence, that it is “more likely than not” that the related net deferred tax asset will not be realized. As a result, no tax benefit has been provided for the net loss incurred for the years ended December 31, 2002 and prior years. The Company’s net income for the year ended December 31, 2003 was offset by the reduction of current year temporary differences. The Company has net operating loss carryforwards for federal income tax purposes of approximately $29,000,000. Under the Internal Revenue Code, certain stock transactions, including sales of stock and the granting of warrants to purchase stock, may limit the amount of net operating loss carry forwards that may be utilized on an annual basis to offset taxable income in future periods.

Reconciliation of the income tax computed at the federal statutory rate to the actual income tax provision is as follows:

	2003	2002
Federal statutory rate (benefit)	$218,000	$(925,000)
Increase (decrease) in valuation allowance	(218,000)	925,000
Income tax provision	$—	$—

MagStar Technologies, Inc.
Notes to Financial Statements (Continued)

10. Employee Benefit Plans

All employees who are at least 21 years of age and have completed six months of service and have worked at least 1,000 hours are eligible to participate in the Company’s 401(k) Retirement Savings Plan and Profit Sharing Plan. The Company may make 401(k) matching contributions and profit sharing contributions at the discretion of the Board of Directors. The Company’s 401(k) matching contributions and profit sharing contributions for the years ended December 31, 2003 and 2002 were $18,000 and $23,000, respectively.

11. Significant Customer Information

The Company’s major customers accounted for the following percentages of net sales:

	2003		2002
	Amount	%	Amount	%
Customer A	$1,999,980	32%	$2,898,000	35%
Customer B	$671,000	11%	$559,000	7%

Accounts receivable from Customer A at December 31, 2003 and 2002 totaled $62,586 and $190,112, respectively. Accounts receivable from Customer B at December 31, 2003 and 2002 totaled $101,059 and $38,216, respectively.

12. Environmental Contingency

The Company has undertaken a Phase I and Phase II environmental assessment of its manufacturing facility. Soil boring and groundwater work indicated the presence of potentially hazardous substances and petroleum products within the soil and groundwater located beneath the site. The Company notified the applicable regulatory agency (the Minnesota Pollution Control Agency), and is working with that agency to resolve these issues. However, because the results are still preliminary, the Company is not able to assess whether it will ultimately be held liable for the presence of these substances at the site nor is the Company able to assess its financial exposure if it is found liable. As of December 31, 2003, $15,000 has been accrued for the cost of additional environmental work. Ground water investigation occurred quarterly during 2003 and is expected to conclude in 2004 resulting in acceptable contaminate levels as determined by the Minnesota Pollution Control Agency.

The remainder of this page is intentionally left blank.

MAGSTAR TECHNOLOGIES, INC.

EXHIBIT INDEX TO ANNUAL REPORT
ON FORM 10-KSB

For the Fiscal Year Ended December 31, 2003

Item No.	Item	Method of Filing
3.1	Restated Articles of Incorporation, As amended	Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001 (File No. 0-1561)
3.2	Amended Bylaws	Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1990 (File No. 0-1561)
4.1	Form of the Company’s Common Stock Certificate	Incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1990 (File No. 0-1561)
4.2	Voting Agreement, dated September 12, 2000, by and among the Company, certain shareholders and investors	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated October 24, 2000 (File No. 0-1561)
10.1	Incentive Stock Option Plan of the Company, as amended effective December 17, 1987	Incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1987 (File No. 0-1561)
10.2	Directors Stock Option Plan of the Company	Incorporated by reference to Exhibit 10(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1987 (File No. 0-1561)
10.3	1991 Non-Employee Director Stock Option Plan	Incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 0-1561)
10.4	1991 Stock Option Plan, as amended	Incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1995 (File No. 0-1561)
10.5	1997 Non-Employee Director Stock Option Plan	Incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1997 (File No. 0-1561)

10.6	2001 Stock Option Plan	Incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001 (File No. 0-1561)
10.7	2001 Stock Purchase Plan	Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001 (File No. 0-1561)
10.8	Environmental and ADA Indemnification Agreement, dated December 3, 1997, between the Company and US Bancorp National Association	Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, dated December 18, 1997 (File No. 0-1561)
10.9	Environmental Letter of Undertaking, dated December 3, 1997, between the Company and US Bancorp National Association	Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, dated December 18, 1997 (File No. 0-1561)
10.10	Securities Purchase Agreement, dated October 10, 2000, by and among the Company and certain Investors	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated October 24, 2000 (File No. 0-1561)
10.11	Amended and Restated Credit Agreement dated October 10, 2000, by and between the Company and US Bancorp National Association	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, dated October 24, 2000 (File No. 0-1561)
10.12

Amended, Restated and Consolidated Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Financing Statement, dated October 10, 2000 by and between the Company and US Bancorp National Association

Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, dated October 24, 2000 (File No. 0-1561)
10.13	Security Agreement, dated October 10, 2000, by and between the Company and US Bancorp National Association	Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, dated October 24, 2000 (File No. 0-1561)

10.14	$6,800,000 Amended and Restated Note, dated October 10, 2000, given by the Company to US Bancorp National Association	Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, dated October 24, 2000 (File No. 0-1561)
10.15	First Amendment to Amended and Restated Credit Agreement, dated November 30, 2001, by and between the Company and US Bancorp National Association	Incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001 (File No. 0-1561)
10.16	Asset Purchase Agreement, Promissory Note and Equipment Lease by and between Reuter Manufacturing, Inc. and MagStar Technologies, Inc. for the acquisition of certain assets at December 1, 2000	Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-KSB, for the year ended December 31, 2000 (File No. 0-1561)
10.17	Bill of Sale and two Master Equipment Leases, with attached exhibits and assignments, dated March 21, 2001 related to the sale-leaseback of equipment between the Company and Activar Properties, Inc.	Incorporated by reference to Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2001 (File No. 0-1561)
10.18	Promissory Note between the Company and Activar Properties, Inc. related to the purchase of Quickdraw Conveyor Systems, Inc. dated February 23, 2001	Incorporated by reference to Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2001 (File No. 0-1561)
10.19	Option Amendment Agreement, dated October 1, 2001 by and between Michael J. Tate and the Company	Incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001 (File No. 0-1561)

10.20	12% Promissory Note dated January 21, 2002 issued to Richard F. McNamara	Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001 (File No. 0-1561)
10.21	Warrant for Purchase of Shares of Common Stock of the Company dated January 21, 2002 issued to Richard F. McNamara	Incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001 (File No. 0-1561)
10.22	Lease from Hopkins Eleventh Avenue, LLC to the Company dated February 21, 2003	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated March 11, 2003 (File No. 0-1561)
10.23	Promissory Note from Hopkins Eleventh Ave LLC dated February 21, 2003	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated March 11, 2003 (File No. 0-1561)
10.24	Third Amendment to Amended and Restated Credit Agreement dated as of September 30, 2003	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated October 31, 2003 (File No. 0-1561)
10.25	Fourth Amendment to Amended and Restated Credit Agreement dated as of January 6, 2004	Filed herewith electronically
10.26	Amended Equipment Lease Agreement between Activar Properties, Inc. and the Company dated as of December 30, 2002	Filed herewith electronically
14.1	Code of Ethics and Business Conduct	Filed herewith electronically
14.2	Code of Ethics for Senior [Financial] Executives	Filed herewith electronically
31.1	Certification of President and Chief Executive Officer	Filed herewith electronically
31.2	Certification of Treasurer and Chief Financial Officer	Filed herewith electronically
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith electronically
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith electronically