Form 10QSB
period 2004-03-31
MAGSTAR TECHNOLOGIES INC
filed 2004-05-17
CIK 83490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒   No ☐

As of May 14, 2004, there were 9,040,173 and 1,000,000 shares of the registrant’s $.1875 and $.1875 par value Common Stock and Preferred Stock, respectively, outstanding.

Transitional Small Business Disclosure Format (Check one):  YES  ☐        NO  ☒

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MagStar Technologies, Inc.

Balance Sheets

	March 31, 2004	December 31, 2003
	(Unaudited)
ASSETS

Current Assets:
Cash	$500	$500
Accounts receivable, net	925,225	723,413
Inventories, net	1,082,927	1,074,242
Other current assets	159,857	73,731
Total current assets	2,168,509	1,871,886

Property, plant and equipment, net	56,349	52,855
Patents	11,321	11,261
Total assets	$2,236,179	$1,936,002

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Senior debt	$769,124	$802,240
Current maturities of capital lease obligation	126,754	126,754
Accounts payable to related parties	1,183,311	820,411
Notes payable to related parties	5,711,026	5,703,689
Checks issued in excess of cash in bank	60,660	20,180
Accounts payable	716,698	503,995
Accrued expenses	411,763	400,813
Short term deferred gain on sale - leaseback equipment	155,576	155,576
Short term deferred gain on sale - leaseback building	331,978	331,978
Total current liabilities	9,466,890	8,865,636

Deferred gain on sale - leaseback equipment, net of current portion	427,834	466,728
Deferred gain on sale - leaseback building, net of current portion	1,466,235	1,549,229
Deferred rent	68,952	54,478
Deposits	10,000	10,000
Other liabilities	23,845	23,845

Total Liabilities	11,463,756	10,969,916

Stockholders’ deficiency:
Preferred stock, par value $.1875 per share, authorized 2,500,000 shares; 1,000,000 issued and outstanding	187,500	187,500
Common stock, par value $.1875 per share, authorized 30,000,000 shares; issued and outstanding 9,040,173 shares at both March 31, 2004 and December 31, 2003	1,695,032	1,695,032
Additional paid-in capital	18,002,729	18,002,729
Accumulated deficit	(29,112,838)	(28,919,175)

Total stockholders’ deficiency	(9,227,577)	(9,033,914)
Total liabilities and stockholders’ deficiency	$2,236,179	$1,936,002

See notes to financial statements.

MagStar Technologies, Inc.

Statements of Operations

	(Unaudited)
	For the three months ended March 31
	2004	2003

Total Net Sales	$1,904,923	$1,433,533
Cost of sales	1,760,815	1,407,610

Gross profit	144,108	25,923

Selling, general and administrative expenses
Gain on sale - leaseback	(121,888)	(98,834)
Insurance refund	—	(67,175)
Other Selling, general and administratve expenses	358,150	356,440

Total Selling, general and administrative expenses, net	236,262	190,431

Operating loss	(92,154)	(164,508)

Other (expense) income:
Interest expense	(116,995)	(107,874)
Property tax accrual reversal	—	131,185
Other, net	15,487	—

Total other expense, net	(101,508)	23,311

Net loss	$(193,662)	$(141,197)

Net loss per share - basic	$(0.02)	$(0.02)
Net loss per share - diluted	$(0.02)	$(0.02)

Weighted average common shares outstanding - basic	9,040,173	8,740,173
Weighted average common shares outstanding - diluted	9,040,173	8,740,173

See notes to financial statements.

MagStar Technologies, Inc.

Statements of Cash Flows

	(Unaudited)
	For the three months ended March 31
	2004	2003
Cash flows from operating activities:
Net loss	$(193,663)	$(141,197)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	10,401	51,615
Gain on sale-leaseback Equipment	(38,894)	(38,894)
Gain on sale-leaseback Building	(82,994)	(59,940)
Deferred Rent	14,474	—
Changes in operating assets and liabilities:
Receivables	(201,812)	165,811
Inventories	(8,685)	84,838
Other current assets	(86,126)	(24,427)
Accounts payable, trade	212,703	128,384
Accrued expenses	10,950	(252,239)
Payable to related parties	362,900	(627,585)

Net cash (used in) operating activities	(746)	(713,634)

Cash flows from investing activities:
Proceeds from sale of building	—	3,700,000
Purchase of property and equipment	(13,895)	—
Payments for patents	(60)	—

Net cash provided by (used in) investing activities	(13,955)	3,700,000

Cash flows from financing activities:
Repayment of term note, bank	—	(2,658,078)
Net borrowings (payments on) line of credit	(33,116)	(236,326)
Checks in excess	40,480	61,555
Net borrowings (payments on) note-payable - related party	7,337	(130,663)
Payments of capital lease obligations	—	(22,854)

Net cash provided by (used in) financing activities	14,701	(2,986,366)
Net (decrease) increase in cash	—	—
Cash, beginning of year	500	500

Cash, end of period	$500	$500

Supplemental disclosures of cash flow information:
Cash paid for interest	$52,921	$65,634

See notes to financial statements.

MagStar Technologies, Inc.

Notes to Financial Statements

(Unaudited)

1.             Financial Statements:

The unaudited financial statements of MagStar Technologies, Inc. (the “Company”) for the three month period ended March 31, 2004 and 2003 reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position at March 31, 2004, and the results of operations and cash flows for the reported periods.  The results of operations for any interim period are not necessarily indicative of results expected for the full year.  The December 31, 2003, balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  These unaudited interim financial statements should be read in conjunction with the financial statements and related notes for the year ended December 31, 2003, which are included in the Company’s 2003 Annual Report on Form 10-KSB.

Net Income (Loss) Per Share:

Basic net income (loss) per common share is computed using the weighted average number of shares outstanding for the period.  Diluted net income (loss) per common share is computed using the weighted average number of shares outstanding per common share adjusted for the incremental dilutive shares attributed to outstanding stock options under the Company’s stock option plans and stock purchase warrants.  At March 31, 2004, the Company had outstanding warrants for the purchase of 650,000 shares of common stock and had outstanding stock options for the purchase of 1,242,679 shares of common stock which are anti-dilutive.

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

Had compensation cost been recognized based on the fair values of options at the grant dates consistent with the provisions of SFAS No. 123, the Company’s net income (loss) and basic and diluted net income (loss) per common share would have been changed to the following pro forma amounts:

	Three Months Ended March 31,
	2004	2003
Net Income (loss)
As reported	$(193,662)	$(141,197)
Pro forma	(258,336)	(141,197)
Basic and diluted net income (loss) per common share:
As reported	(0.02)	(0.02)
Pro forma	(0.03)	(0.02)
Stock Based Compensation:
As reported	—	—
Pro forma	64,674	—

In determining the compensation cost of options granted during the three and nine months ended March 31, 2004 and 2003, as specified by SFAS No. 123, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model and the weighted average assumptions used in these calculations are summarized as follows:

	Three Months Ended March 31,
	2004	2003

Risk-free interest rate	4.000	4.000
Expected life of options granted	6 years	6 years
Expected Volatility	13%	60%
Expected dividend yield	0%	0%

Warranty Reserve

The Company warrants its products for one or two years. The reserve for warranty is computed by averaging the last four years warranty costs incurred and multiplying by two, which provides a full two-year warranty on all products. The Company has reserved an additional $50,000 to cover any unanticipated or unusual product warranty problems. The following summarizes the warranty transactions:

	March 31, 2004	March 31, 2003

Balance at Beginning of Year	$74,000	$103,693
Claims paid	—	—
Expense Provision	—	—

Balance at End of Period	$74,000	$103,693

2.             Significant Customer:

The Company had two customers that accounted for a significant percentage of net sales as follows:

	2004	2003

Customer A	610,911	512,705
	32.1%	35.8%

Customer B	344,342	106,177
	18.1%	7.4%

3.             Prior Period Adjustment:

The financial statements for the period ended March 31, 2003 have been restated to reflect the exclusion of preferred stock in the weighted average common shares outstanding for the period presented.  The preferred shares have been excluded as they are anti-dilutive.  The effect of the restatement did not change the net income (loss) per share (basic and diluted).

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

Term Loan A bore interest at a fixed rate of 10% per year and was repaid in full in February 2003.

On February 25, 2003, the Company sold and leased back its headquarters and manufacturing facility in Hopkins, Minnesota.  The purchaser was Hopkins Eleventh Avenue LLC (“Eleventh Avenue”), a wholly owned subsidiary of Activar Properties, Inc., which in turn is wholly owned by Richard McNamara, a director and substantial shareholder of the Company.  The purchase price for the building and property was $3,700,000.  The Company entered into a 6.5-year gross lease with Eleventh Avenue for the building and property at a monthly cost of $34,000 increasing to $44,436 per month.  The proceeds of $1,001,397 realized by the Company in the transaction were applied to reduce the Company’s debt to Activar Properties, Inc. and affiliates.  The Company’s outstanding balance to Activar Properties, Inc. and other affiliates of Mr. McNamara was approximately $5,512,918 as of February 28, 2003.  James L. Reissner, the President of Activar Properties, Inc., is also an officer, director and shareholder of the Company.  The Board of Directors of the Company authorized the transaction in order to reduce the indebtedness of the Company, provide working capital and improve cash flow.  The transaction with Eleventh Avenue was determined to be on better terms than could be obtained by the Company directly from unaffiliated financing sources.  The purchase price was based upon an independent appraisal of the value of the property and building obtained by the bank which provided financing to Eleventh Avenue in connection with the transaction.

Term Loan C was non-interest bearing and was due and payable in full on March 31, 2004. On August 7, 2003, US Bancorp canceled Term Loan C in exchange for 300,000 shares of the Company’s restricted common stock.

Senior debt obligations are due on demand; accordingly, they have been classified as current in the Company’s March 31, 2004 and December 31, 2003 balance sheets.

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

The Company’s ability to continue operations is dependent on its ability to increase sales and maintain adequate margins on sales, as well as its ability to maintain its credit facilities with U.S. Bancorp.  In addition, if the Company is unable to increase sales from current levels and generate positive cash flows from operations and extend the Company’s line of credit, it would be unable to meet its debt service requirements and may be forced to cease operations, liquidate assets, and / or seek protection under U.S. bankruptcy laws.

Accordingly, there can be no assurance that the Company will continue as a going concern in its current form.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

The Company’s net sales of $1,904,923 for the first quarter ended March 31, 2004 increased by approximately 33% or $471,390 from $1,433,533 for the same period in 2003. Net sales from medical, magnets, industrial, high tech/contract manufacturing, and Quickdraw conveyors were $615,827, $93,393, $210,580, $328,988, and $568,243 respectively, for the first quarter ended March 31, 2004, compared to $596,063, $178,510, $183,836, $280,173, and $191,248 respectively, for the comparable period in 2003. Sales to the Company’s largest medical product customer, Customer A, were $610,911 or 32.1% of net sales for the first quarter of 2004 compared to $512,705 or 35.8% of net sales for the same period in 2003. Sales to the Company’s largest conveyor product customer, Customer B, were $344,342 or 18.1% of net sales for the first quarter of 2004 compared to $106,177 or 7.4% of net sales for the same period in 2003.

Gross profit was $144,108 or 8% in the first quarter of 2004, compared to $25,915 or 2% for the same period in 2003.  The increase in gross profit of $118,185, or 456% for the first quarter of 2004 over the same period in 2003 is the result of increased sales covering burden and overhead and the mix of product sales.

Selling, general and administrative expenses were $236,262 or 12% of net sales for the first quarter of 2004, compared to $190,431 or 13% of net sales for the same period in 2003. The increase for the quarter ended March 31, 2004 in selling, general and administrative expenses of $45,831 is due to a one time insurance refund which occurred in the first quarter of 2003 of $67,175.

In the first quarter of 2004, the Company had an operating loss of $92,154 compared to an operating loss of $164,508 in the same period of 2003.  The decreased operating loss for the first quarter of 2004 compared to 2003 reflects increased sales volume.

Other income (expense), net, decreased to ($101,508) from other income of $23,311 for the first quarter of 2004 compared to the same period in 2003.  The increase for the first quarter in Other expense is due to an adjustment of the Company’s property tax accrual, a result of the 2003 building sale – leaseback, of $131,185.

The Company recorded a net loss for the first quarter of 2004 and did not record a benefit from income taxes and, generally, does not pay regular income taxes because of the availability of its net operating loss carry forwards.

The effect of inflation on the Company’s results has not been significant.

The net loss for the first quarter of 2004 was $193,662 or $0.02 per basic and diluted share, compared to a net loss of $141,197 or $0.02 per basic and diluted share for the first quarter of 2003. Net income or loss is due to the reasons discussed above.

Liquidity and Capital Resources

At March 31, 2004, the Company had a working capital deficiency of $7,298,381, compared to a working capital deficiency of $6,993,750 at December 31, 2003.  The current ratio was .23 at March 31, 2004 and .21 at December 31, 2003.

The credit facilities under the Company’s amended and restated Senior credit agreement consist of an asset-based line of credit with availability of up to $1,350,000, subject to a borrowing base limitation of 80% of the Company’s eligible accounts receivable plus eligible inventories, and three term notes. As of March 31, 2004, the Company had borrowed $769,124 under the credit facilities. The proceeds were used to fund operating activities.  The Company normally borrows the maximum amount allowable under this credit facility.

The credit facilities restrict the payment of dividends and the Company’s ability to incur other indebtedness. The credit facilities are collateralized by all of the Company’s assets, except for certain equipment purchased with notes payable. The bank may at any time apply the funds available in any Company bank account against the outstanding loan balances.

The asset-based line of credit bears interest at the bank’s reference rate plus 2.0% and matures in June 2004.

On February 25, 2003, the Company sold and leased back its headquarters and manufacturing facility in Hopkins, Minnesota.  The purchaser was Hopkins Eleventh Avenue LLC (“Eleventh Avenue”), a wholly owned subsidiary of Activar Properties, Inc., which in turn is wholly owned by Richard McNamara, a director and substantial shareholder of the Company.  The purchase price for the building and property was $3,700,000.  The Company entered into a 6.5-year gross lease with Eleventh Avenue for the building and property at a monthly cost of $34,000 increasing to $44,436 per month.  The proceeds of $1,001,397 realized by the Company in the transaction were applied to reduce the Company’s debt to Activar Properties, Inc. and affiliates.  The Company’s outstanding balance to Activar Properties, Inc. and other affiliates of Mr. McNamara was approximately $5,512,918 as of February 28, 2003.  James L. Reissner, the President of Activar Properties, Inc., is also an officer, director and shareholder of the Company.  The Board of Directors of the Company authorized the transaction in order to reduce the indebtedness of the Company, provide working capital and improve cash flow.  The transaction with Eleventh Avenue was determined to be on better terms than could be obtained by the Company directly from unaffiliated financing sources.  The purchase price was based upon an independent appraisal of the value of the property and building obtained by the bank which provided financing to Eleventh Avenue in connection with the transaction.

Senior debt obligations are due on demand; accordingly, they have been classified as current in the Company’s March 31, 2004 and December 31, 2003 balance sheets.

Net cash used in operating activities was $746 for the three months ended March 31, 2004, compared to net cash used in operating activities of $713,634 for the comparable period in 2003.  The decrease in cash flows used in operating activities for the three months ended March 31, 2004, from the comparable period in 2003, was due primarily to the increased sales and operational improvements in 2004 allowing available cash to adequately cover operating expenses as well as payments in the three months ended March 31, 2003 on accounts payable due to the cash generated from the sale leaseback transaction.

              Net cash used in investing activities for the three month period ended March 31, 2004 was $13,995, compared to $3,700,000 provided by investing activities in the same three month period in 2003.  The change was due to the building sale and lease back transaction discussed above.

Net cash provided by financing activities was $14,700 for the three month period ended March 31, 2004, compared to cash used in financing activities of $2,986,366 for the same period in 2003.  The change was primarily due to the building sale and lease back transaction in 2003 discussed above.

Troubled Financial Condition and Management’s Plans

In response to MagStar’s troubled condition, management executed extensive operational restructuring.  At the end of the first quarter, 2004, management feels it has completed most of the necessary operational restructuring.  For example, the Company has completed operational restructuring, guided by a break even analysis, which resulted in cost reductions selling non-productive assets, reducing payroll, reducing inventory, controlling purchases, and increasing productivity.  Management will continue to look for operational improvements in the future.  In addition, the Company is evaluating restructuring certain financial items which included liquidity improvement, balance sheet improvement, development of control systems, refining the managerial accounting system, monitored productivity improvement programs, engaging in frequent overhead analysis, and reviewing key customers for profitability and long-term fit.  Management will continue to search for, evaluate and execute financial restructuring.

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

There can be no assurance that management will be able to accomplish any of the above plans and objectives or achieve the necessary improvements in its cash flows and financial position to meet its obligations as they become due.  Nor can there be any assurance that the Company’s financial performance will improve even if the above strategy is fully implemented.

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

Summary

Having completed major financial and operating restructuring in 2003, management turned more attention to strategic growth and development in the first quarter of 2004.  This is demonstrated by the production of a new, detailed, and execution-oriented sales and marketing plan.  Management feels this plan is partially responsible for the growth in sales in 2004.

First quarter sales were greater than in the same period of 2003, with improvement in operating results. The net loss for the first quarter of 2004 compared to the loss in 2003 reflects increased sales and the results of significant cost restructuring.  The results also show the impact of the sale and leaseback of the equipment and building and the cancellation of senior debt.

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

Critical Accounting Policies and Estimates

The Company’s significant accounting policies are described in Note 2 to the financial statements included in our annual report on form 10-KSB for the year ended December 31, 2003.  The accounting policies used in preparing the Company’s interim 2004 condensed financial statements are the same as those described in the Company’s annual report.

The Company’s critical accounting policies are those both having the most impact to the reporting of the Company’s financial condition and results, and requiring significant judgements and estimates.  The Company’s critical accounting policies include those related to revenue recognition, stock-based compensation and valuation of inventories.

ITEM 3:                 CONTROLS AND PROCEDURES

Management of the Company has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the quarter covered by this Quarterly Report on Form 10-QSB.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of the Company have concluded that the Company’s disclosure controls and procedures as of the end of the quarter covered by this Quarterly Report on Form 10-QSB are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. However, due to the limited number of Company employees engaged in the authorization, recording, processing and reporting of transactions, there is inherently a lack of segregation of duties. The Company periodically assesses the cost versus benefit of adding the resources that would remedy or mitigate this situation and currently, does not consider the benefits to outweigh the costs of adding additional staff in light of the oversight of the financial statements by senior management.

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

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)          Exhibits.

10.1                                                   Fourth Amendment to Amended and Restated Credit Agreement dated January 2, 2004 by and between the Company and U.S. Bank National Association (incorporated by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003).

31.1                                                   Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2                                                   Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1                                                   Certificate of Chief Executive and Chief Financial Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGSTAR TECHNOLOGIES, INC.
(Registrant)

Date:	May 14, 2004	By:	/s/ James L. Reissner
James L. Reissner
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	May 14, 2004	By:	/s/ Joseph A. Petrich
Joseph A. Petrich
Treasurer and Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit	Item	Method of Filing

10.1	Fourth Amendment to Amended and Restated Credit Agreement dated January 2, 2004 by and between the Company and U.S. Bank National Association.	Incorporated by reference to Exhibit 10.25 to the Company’s Form 10-KSB for year ended December 31, 2003.

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith electronically

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith electronically

32.1	Certificate of Chief Executive and Financial Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith electronically