Form 10QSB
period 2004-06-30
MAGSTAR TECHNOLOGIES INC
filed 2004-08-16
CIK 83490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒   No  ☐

As of August 13, 2004, there were 9,040,173 and 1,000,000 shares of the registrant’s $.1875 and $.1875 par value Common Stock and Preferred Stock, respectively, outstanding.

Transitional Small Business Disclosure Format (Check one):  YES   ☐         NO   ☒

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MagStar Technologies, Inc.

Balance Sheets

	June 30, 2004	December 31, 2003
	(Unaudited)
ASSETS

Current Assets:
Cash	$500	$500
Accounts receivable, net	941,146	723,413
Inventories, net	1,141,432	1,074,242
Other current assets	79,211	73,731
Total current assets	2,162,289	1,871,886

Property, plant and equipment, net	46,937	52,855
Patents	11,549	11,261
Total assets	$2,220,775	$1,936,002

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Senior debt	$668,452	$802,240
Current maturities of capital lease obligation	126,754	126,754
Accounts payable to related parties	22,133	820,411
Notes payable to related parties	2,935,154	5,703,689
Checks issued in excess of cash in bank	8,403	20,180
Accounts payable	601,989	503,995
Accrued expenses	407,491	400,813
Short term deferred gain on sale - leaseback equipment	155,576	155,576
Short term deferred gain on sale - leaseback building	331,978	331,978
Deposits	12,000	10,000
Total current liabilities	5,269,930	8,875,636

Deferred gain on sale - leaseback equipment, net of current portion	388,940	466,728
Deferred gain on sale - leaseback building, net of current portion	1,383,241	1,549,229
Deferred rent and equipment lease	117,849	54,478
Other liabilities	23,845	23,845

	7,183,805	10,969,916

Stockholders’ deficiency:
Preferred stock, par value $.1875 per share, authorized 2,500,000 shares; 1,000,000 issued and outstanding	187,500	187,500
Common stock, par value $.1875 per share, authorized 30,000,000 shares; issued and outstanding 9,040,173 shares at both June 30, 2004 and December 31, 2003	1,695,032	1,695,032
Additional paid-in capital	22,238,789	18,002,729
Accumulated deficit	(29,084,351)	(28,919,175)

Total stockholders’ deficiency	(4,963,030)	(9,033,914)
Total liabilities and stockholders’ deficiency	$2,220,775	$1,936,002

See notes to financial statements.

MagStar Technologies, Inc.

Statements of Operations

	(Unaudited)		(Unaudited)
	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003

Total Net Sales	$1,904,770	$1,769,363	$3,809,693	$3,202,896
Cost of sales	1,540,990	1,608,389	3,302,969	3,015,999

Gross profit	363,780	160,974	506,724	186,897

Selling, general and administrative expenses
Gain on sale - leaseback	(121,889)	(128,805)	(243,777)	(227,639)
Insurance refund	—	—	—	(67,175)
Other Selling, general and administratve expenses	394,095	346,275	751,512	702,715

Total Selling, general and administrative expenses, net	272,206	217,470	507,735	407,901

Operating income (loss)	91,574	(56,496)	(1,011)	(221,004)

Other (expense) income:
Interest expense	(59,438)	(99,253)	(176,433)	(239,849)
Property tax accrual reversal	—	—	—	131,185
Other, net	(3,649)	30,086	12,268	62,808

Total other expense, net	(63,087)	(69,167)	(164,165)	(45,856)

Net income (loss)	$28,487	$(125,663)	$(165,176)	$(266,860)

Net income (loss) per share - basic	$0.00	$(0.01)	$(0.02)	$(0.03)
Net income (loss) per share - diluted	$0.00	$(0.01)	$(0.02)	$(0.03)

Weighted average common shares outstanding - basic	9,040,173	8,740,173	9,040,173	8,740,173
Weighted average common shares outstanding - diluted	9,780,840	8,740,173	9,040,173	8,740,173

See notes to financial statements.

MagStar Technologies, Inc.

Statements of Cash Flows

	(Unaudited)
	For the six months ended June 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(165,176)	$(266,860)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Interest added to debt	24,751	—
Depreciation and amortization	20,804	80,291
Provision for doubtful accounts	—	(5,279)
Gain on sale-leaseback Equipment	(77,788)	(77,788)
Gain on sale-leaseback Building	(165,988)	(149,851)
Deferred Rent	132,323	—
Changes in operating assets and liabilities:
Receivables	(217,733)	84,183
Inventories	(67,190)	149,798
Prepaid expenses	(85,126)	—
Accrued Expenses	54,845	(313,483)
Other current assets	—	(35,482)
Accounts payable, trade	97,994	(1,001,311)
Payable to related parties	—	147,521
Deposits	2,000	—

Net cash (used in) operating activities	(446,284)	(1,388,261)

Cash flows from investing activities:
Proceeds from sale of building	—	3,700,000
Purchase of property and equipment	(14,886)	—
Payments for patents	(288)	—

Net cash provided by (used in) investing activities	(15,174)	3,700,000

Cash flows from financing activities:
Repayment of term note, bank	—	(2,658,078)
Change in line of credit (net)	(133,789)	(280,689)
Checks in excess	(11,776)	33,858
Net payments or proceeds from related party notes	607,023	658,000
Payments of capital lease obligations	—	(64,830)

Net cash provided by (used in) financing activities	461,458	(2,311,739)
Net (decrease) increase in cash	—	—
Cash, beginning of year	500	500

Cash, end of period	$500	$500

Supplemental disclosures of cash flow information:
Cash paid for interest	$79,785	$76,432

See notes to financial statements.

MagStar Technologies, Inc.

Notes to Financial Statements

(Unaudited)

1.                                       Financial Statements:

The unaudited financial statements of MagStar Technologies, Inc. (the “Company”) for the three and six month periods ended June 30, 2004 and 2003 reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position at June 30, 2004, and the results of operations and cash flows for the reported periods.  The results of operations for any interim period are not necessarily indicative of results expected for the full year.  The December 31, 2003, balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  These unaudited interim financial statements should be read in conjunction with the financial statements and related notes for the year ended December 31, 2003, which are included in the Company’s 2003 Annual Report on Form 10-KSB.

Net Income (Loss) Per Common Share:

Basic net income (loss) per common share is computed using the weighted average number of shares outstanding for the period.  Diluted net income (loss) per common share is computed using the weighted average number of shares outstanding per common share adjusted for the incremental dilutive shares attributed to outstanding stock options under the Company’s stock option plans and stock purchase warrants.  At June 30, 2004, the Company had outstanding warrants for the purchase of 250,000 shares of common stock and had outstanding stock options for the purchase of 1,242,079 shares of common stock.  The dilutive warrants and stock options for the quarter ended June 30, 2004 were 250,000 and 812,079, respectively.  The other periods presented all common stock warrants and options were anti-dilutive.

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

Had compensation cost been recognized based on the fair values of options at the grant dates consistent with the provisions of SFAS No. 123, the Company’s net income (loss) and basic and diluted net income (loss) per common share would have been changed to the following pro forma amounts:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net Income (loss)
As reported	$28,487	$(125,663)	$(164,746)	$(266,860)
Pro forma	28,487	(150,267)	(229,420)	(316,069)
Basic and diluted net income (loss) per common share:
As reported	0.00	(0.01)	(0.02)	(0.03)
Pro forma	0.00	(0.02)	(0.03)	(0.04)
Stock Based Compensation:
As reported	—	—	—	—
Pro forma	—	24,604	64,674	49,209

In determining the compensation cost of options granted during the three and six months ended June 30, 2004 and 2003, as specified by SFAS No. 123, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model and the weighted average assumptions used in these calculations are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Risk-free interest rate	4.250	4.000	4.250	4.000
Expected life of options granted	6 years	6 years	6 years	6 years
Expected Volatility	42%	255%	20%	255%
Expected dividend yield	0%	0%	0%	0%

Warranty Reserve

The Company warrants its products for one or two years. The reserve for warranty is computed by averaging the last four years warranty costs incurred and multiplying by two, which provides a full two-year warranty on all products. The Company has reserved an additional $50,000 to cover any unanticipated or unusual product warranty problems. The following summarizes the warranty transactions:

	June 30, 2004	June 30, 2003

Balance at Beginning of Year	$74,000	$104,000
Claims paid	—	(45,654)
Expense Provision	—	45,654

Balance at End of Period	$74,000	$104,000

2.                                       Significant Customer:

The Company had two customers that accounted for a significant percentage of net sales as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003

Customer A	574,685	750,006	1,185,596	1,244,734
% of Sales	30%	42%	31%	39%
% of Accounts Receivable	17%	26%

Customer B	269,293	123,263	613,635	229,440
% of Sales	14%	7%	16%	7%
% of Accounts Receivable			14%	6%

3.                                       Senior Debt:

The credit facility under the Company’s amended and restated senior credit agreement consist of an asset-based line of credit with availability of up to $1,200,000, subject to a borrowing base limitation of the Company’s eligible accounts receivable plus eligible inventories.

The credit facility restricts the payment of dividends and the Company’s ability to incur other indebtedness. The credit facility is collateralized by all of the Company’s assets, except for certain equipment purchased with notes payable. The bank may at any time apply the funds available in any Company bank account against the outstanding loan balances.

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

The line of credit is due on demand; accordingly, it has been classified as a current liability in the Company’s June 30, 2004 and December 31, 2003 balance sheets.

On October 16, 2003, the Company negotiated a third amendment of its amended and restated senior credit agreement, an extension with US Bancorp on the line of credit.

On January 6, 2004, the Company negotiated a fourth amendment of its amended and restated senior credit agreement, an extension with US Bancorp on the line of credit.  The extended asset-based line of credit bears interest at the bank’s reference rate plus two percent, has availability of $1,350,000 subject to a borrowing base limitation of 80% of the Company’s eligible accounts receivable plus 40% of raw materials and 30% of finished goods and expired in June 2004. The credit facility is collateralized by substantially all the assets of the Company.

On August 13, 2004, the Company negotiated a fifth amendment of its amended and restated senior credit agreement with US Bancorp on the line of credit effective April 1, 2004.  The extended asset-based line of credit bears interest at the bank’s reference rate plus two and one half percent, has availability of $1,200,000 subject to a borrowing base limitation of 80% of the Company’s eligible accounts receivable plus 40% of raw materials and 30% of finished goods and will expire on June 30, 2005. The credit facility is collateralized by substantially all the assets of the Company.

As a condition to obtaining the amended line of credit, the Company was required to restructure portions of the Company’s liabilities and lease agreements with related parties.  As a result, effective as of April 1, 2004, the Company amended its building and equipment leases with Hopkins Eleventh Ave, LLC and Activar Properties, respectively, and $3,930,596 of related party debt has been extinguished without additional consideration. Because the transaction is between related parties and effective as of April 1, 2004, the gain on the extinguishment of debt is classified as a contribution to equity during the quarter ended June 30, 2004. The amended and reduced building and equipment leases will positively affect the statement of operations on an ongoing basis.  The reduced related party debt will reduce interest expense.

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

General

MagStar Technologies, Inc. (“MagStar” or the “Company”) is a publicly owned company headquartered in Hopkins, Minnesota.  The Company’s stock is quoted on the Over The Counter Bulletin Board under the symbol “MGST”. MagStar Technologies is a prototype developer and manufacturer of centrifuges, conveyors, medical devices, spindles, and sub assemblies. MagStar’s technical abilities in design, process, and manufacturing specialize in the “concept-to-production” process designed to result in short manufacturing cycles, high performance, and cost effective products such as electro-mechanical assemblies and devices for over two dozen medical, magnetic, motion control, and industrial original equipment manufacturers (“OEMs”). The Company strives for a unique identity as it emphasizes its design and manufacturing engineering capabilities, partnering with customers, providing engineering solutions and machining, manufacturing, and assembly services for efficiently manufactured, long life assemblies.

The Company was established in 1948 as Reuter Manufacturing, Inc., and specialized in precision machining and assemblies.  In early 2001, the Company changed its name to MagStar Technologies, Inc.

Results of Operations

The Company’s net sales of $1,904,770 for the second quarter ended June 30, 2004 increased by approximately 8% or $135,407 from $1,769,363 for the same period in 2003. Net sales from medical, magnets, industrial, contract manufacturing, and conveyors were $656,804, $141,751, $244,699, $420,088, and $438,694, respectively, for the second quarter ended June 30, 2004, compared to $852,859, $136,620, $224,274, $381,703, and $184,841, respectively, for the comparable period in 2003. Sales to the Company’s largest medical product customer were $574,685 or 30% of net sales for the second quarter of 2004 compared to $750,006 or 42% of net sales for the same period in 2003. Sales to the Company’s second largest customer were $269,293 or 14% of sales for the second quarter of 2004 compared to $123,263 or 7% of sales for the same period in 2003.  The Company’s net sales of $3,809,693 for the six months ended June 30, 2004 increased by approximately 19% or $606,797 from $3,202,896 for the same period in 2003. Net sales from medical, magnets, industrial, contract manufacturing, and conveyors were $1,272,631, $235,143, $455,278, $749,075, and $1,006,937, respectively, for the six months ended June 30, 2004, compared to $1,421,922, $315,131, $406,110, $661,877, and $376,090, respectively, for the comparable period in 2003. Sales to the Company’s largest medical product customer were $1,185,596 or 31% of net sales for the six months ended June 30, 2004 compared to $1,244,734 or 39% of net sales for the same period in 2003.  Sales to the Company’s second largest customer were $613,635, or 16% of sales for the six months ended June 30, 2004 compared to $229,440, or 7% of sales for the same period in 2003.  Sales increased overall from 2004 to the same period in 2003 due to increased sales from the Company’s second largest customer and overall increased conveyor sales.

Gross profit was $363,780 or 19% in the second quarter of 2004, compared to $160,974 or 9% for the same period in 2003.  The increase in gross profit of $202,806, or 126% for the second quarter of 2004 over the same period in 2003 is the result of growth in higher margin sales and reductions in production, labor, and overhead costs.  Gross profit was $506,724 or 13% in the six months ended June 30, 2004, compared to $186,897 or 6% for the same period in 2003.  The increase in gross profit of $319,827, or 171% for the six months ended June 30, 2004 over the same period in 2003 is the result of growth in higher margin sales and reductions in production, labor, and overhead costs.

Selling, general and administrative expenses were $272,206 or 14% of net sales for the second quarter of 2004, compared to $217,470 or 12% of net sales for the same period in 2003. The increase for the quarter ended June 30, 2004 in selling, general and administrative expenses of $54,736 is due to an increased sales budget.  Selling, general and administrative expenses were $507,735 or 13% of net sales for the six months of 2004, compared to $407,901 or 13% of net sales for the same period in 2003. The increase for the six months ended June 30, 2004 in selling, general and administrative expenses of $99,834 is due to an increased sales budget and a one-time insurance refund in 2003.

In the second quarter of 2004, the Company had operating income of $91,574, compared to an operating loss of $56,496 in the same period of 2003.  The operating income for the second quarter of 2004 compared to 2003 reflects the reasons discussed above.  In the first six months of 2004, the Company had an operating loss of $1,011, compared to an operating loss of $221,004 in the same period of 2003.  The operating loss for the first six months of 2004 compared to 2003 reflects the reasons discussed above.

Other expenses, net, decreased to $63,087 from other expenses of $69,167 for the second quarter of 2004 compared to the same period in 2003.  The decrease for the second quarter in Other expenses is due to lower interest expense and debt restructuring.  Other expenses, net, increased to $164,165 from other expenses of $45,856 for the first six months of 2004 compared to the same period in 2003.  The increase for the first six months in Other expenses is principally due a one-time property tax accrual reversal in 2003 from the building sale and leaseback.

The Company recorded net income for the second quarter and a net loss for the first six months of 2004 and consequently did not record a provision for income taxes and, generally, does not pay regular income taxes because of the availability of its net operating loss carry forwards.

The effect of inflation on the Company’s results has not been significant.

Net income for the second quarter of 2004 was $28,487 or $0.00 per basic and diluted share, compared to a net loss of $125,663 or $0.01 per basic and diluted share for the second quarter of 2003. The net income and loss are due to the reasons discussed above. The net loss for the first six months of 2004 was $165,176 or $0.02 per basic and diluted share, compared to a net loss of $266,860 or $0.03 per basic and diluted share for the six months of 2003. The net losses are due to the reasons discussed above.

Liquidity and Capital Resources

At June 30, 2004, the Company had a working capital deficiency of $3,107,642, compared to a working capital deficiency of $7,003,750 at December 31, 2003.  The current ratio was .41 at June 30,

2004 and .21 at December 31, 2003.  The increase in working capital is due to the related party debt restructuring discussed above.

The credit facility under the Company’s amended and restated senior credit agreement consist of an asset-based line of credit with availability of up to $1,200,000, subject to a borrowing base limitation of 80% of the Company’s eligible accounts receivable plus eligible inventories. As of June 30, 2004, the Company had borrowed $668,452 under the credit facilities. The proceeds were used to fund operating activities.   Based on the current amended and restated credit agreement, current sales, inventory, and cash needs, the Company sustains an average availability of credit of approximately $150,000.

The credit facility restricts the payment of dividends and the Company’s ability to incur other indebtedness. The credit facility is collateralized by all of the Company’s assets, except for certain equipment purchased with notes payable. The bank may at any time apply the funds available in any Company bank account against the outstanding loan balances.

The asset-based line of credit bears interest at the bank’s reference rate plus 2.5% and matures in June 2005.

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

The line of credit is due on demand; accordingly, this amount has been classified as a current liability in the Company’s June 30, 2004 and December 31, 2003 balance sheets.

Net cash used in operating activities was $446,284 for the six months ended June 30, 2004, compared to net cash used in operating activities of $1,388,261 for the comparable period in 2003.  The decrease in cash flows used in operating activities for the six months ended June 30, 2004, from the comparable period in 2003, was due primarily to the increased sales and operational improvements in 2004 allowing available cash to adequately cover operating expenses as well as payments in the six months ended June 30, 2003 on accounts payable due to the cash generated from the sale leaseback transaction and restructuring of related party payables in 2004.

Net cash used in investing activities for the six month period ended June 30, 2004 was $15,174, compared to $3,700,000 provided by investing activities in the same six month period in 2003.  The change was due to the building sale and lease back transaction discussed above.

Net cash provided by financing activities was $461,458 for the six month period ended June 30, 2004, compared to cash used in financing activities of $2,311,739 for the same period in 2003.  The change was primarily due to the building sale and lease back transaction in 2003 discussed above.

On August 13, 2004, the Company negotiated a fifth amendment of its amended and restated senior credit agreement with US Bancorp on the line of credit effective April 1, 2004.  The extended asset-based line of credit bears interest at the bank’s reference rate plus two and one half percent, has availability of $1,200,000 subject to a borrowing base limitation of 80% of the Company’s eligible accounts receivable plus 40% of raw materials and 30% of finished goods and will expire on June 30, 2005. The credit facility is collateralized by substantially all the assets of the Company.

As a condition to obtaining the amended line of credit, the Company was required to restructure portions of the Company’s liabilities and lease agreements with related parties.  As a result, effective as of April 1, 2004, the Company amended its building and equipment leases with Hopkins Eleventh Ave, LLC and Activar Properties, respectively, and $3,930,596 of related party debt has been extinguished without additional consideration. Because the transaction is between related parties and effective as of April 1, 2004, the gain on the extinguishment of debt is classified as a contribution to equity during the quarter ended June 30, 2004. The amended and reduced building and equipment leases will positively affect the statement of operations on an ongoing basis.  The reduced related party debt will reduce interest expense.

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

•                  Pursue a course of investing in research and development which management believes will lead to innovation and new value propositions in the future, establishing a reputation and expertise for product development.

•                  Focus on proprietary products and away from contract manufacturing, developing long term sustainable comparative advantages over our competitors.

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

The Company’s ability to continue operations is dependent on its ability to maintain sales with adequate margins, manage expenses, and maintain credit facilities with a lending institution. Accordingly, there can be no assurance that the Company will continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Summary

The improved performance for the three and six month period ending June 30, 2004 is the result of measured sales growth, operational efficiencies and improvements, debt restructuring, and a balanced approach to the risk management of operations and sales.  Management is cautiously optimistic and will respond to changes in economic prospects as needed to fulfill its obligation to prudent fiscal management, stable and fiscally responsible growth, while focusing on its profitable strengths and advantages.

Except for the historical financial information reported above, this Form 10-QSB contains forward-looking statements that involve risk and uncertainties, including references to anticipated and projected sales volume, the risk associated with establishing new or improving existing relationships with customers of the Company, other business development activities, anticipated financial performance, business prospects, and similar matters.  In addition, the Company has a high concentration of business with one major customer and any significant reduction in sales to this customer may have a material effect on net income.  Because of these and other uncertainties, actual results could differ materially from those reflected in the forward-looking statements.

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

PART II - OTHER INFORMATION

Item 4.  Submission of matters to a Vote of Security Holders.

The 2004 Annual Meeting of Shareholders of MagStar Technologies, Inc. was held on Friday, June 4, 2004 at the offices of the Company in Hopkins, Minnesota.  At the meeting, the shareholders elected Directors of the Company to serve until the next Annual Meeting of Shareholders or until their successors are elected and qualified and ratified the appointment of Virchow, Krause & Company, LLP as independent auditors for the Company for the year ending December 31, 2004.  The following summarizes the voting on those items:

Number of Shares

	For	Against	Withheld

Election of Directors:
R. F. McNamara	7,748,922	26,961	1,264,290
James L. Reissner	7,749,049	26,834	1,264,290
Michael J. Tate	7,742,257	33,626	1,264,290

	For	Against	Withheld

Ratification of Appointment
Of Auditors	7,760,502	7,647	1,264,290

Item 6.             Exhibits and Reports on Form 8-K

(a)          Exhibits.

10.1

Fifth Amendment to Amended and Restated Credit Agreement dated August 13, 2004 by and between the Company and U.S. Bank National Association (incorporated by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003).

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

MAGSTAR TECHNOLOGIES, INC.
(Registrant)

Date:	August 13, 2004	By:	/s/ James L. Reissner
James L. Reissner
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	August 13, 2004	By:	/s/ Joseph A. Petrich
Joseph A. Petrich
Treasurer and Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit	Item	Method of Filing

10.1	Fifth Amendment to Amended and Restated Credit Agreement dated August 13, 2004 by and between the Company and U.S. Bank National Association.	Filed herewith electronically

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith electronically

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith electronically

32.1	Certificate of Chief Executive and Financial Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith electronically