Form 10QSB
period 2004-09-30
MAGSTAR TECHNOLOGIES INC
filed 2004-11-10
CIK 83490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒    No ☐

As of November 10, 2004, there were 9,040,173 and 1,000,000 shares of the registrant’s Common Stock, $.1875 par value and Preferred Stock, $.1875 par value, respectively, outstanding.

Transitional Small Business Disclosure Format (Check one):  YES   ☐              NO   ☒

MAGSTAR TECHNOLOGIES, INC.

MAGSTAR TECHNOLOGIES, INC.

BALANCE SHEETS

SEPTEMBER 30, 2004 AND DECEMBER 31, 2003

	September 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current Assets:
Cash	$500	$500
Accounts receivable, net	946,758	723,413
Inventories, net	1,300,493	1,074,242
Other current assets	86,165	73,731
Total current assets	2,333,916	1,871,886

Property, plant and equipment, net	46,667	52,855
Patents	12,139	11,261
Total assets	$2,392,722	$1,936,002

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Senior debt	$821,982	$802,240
Current maturities of capital lease obligation	96,754	126,754
Accounts payable to related parties	95,378	820,411
Notes payable to related parties	2,796,154	5,703,689
Checks issued in excess of cash in bank	77,324	20,180
Accounts payable	503,046	503,995
Accrued expenses	459,984	400,813
Short term deferred gain on sale - leaseback equipment	155,576	155,576
Short term deferred gain on sale - leaseback building	331,978	331,978
Deposits	2,000	10,000
Total current liabilities	5,340,176	8,875,636

Deferred gain on sale - leaseback equipment, net of current portion	350,046	466,728
Deferred gain on sale - leaseback building, net of current portion	1,300,246	1,549,229
Deferred rent	171,696	54,478
Deferred equipment lease	64,002	—
Other liabilities	23,845	23,845
	7,250,011	10,969,916
Stockholders’ deficiency:
Preferred stock, par value $.1875 per share, Authorized 2,500,000 shares; 1,000,000 issued and Outstanding	187,500	187,500
Common stock, par value $.1875 per share, authorized 30,000,000 shares; 9,040,173 issued and outstanding	1,695,032	1,695,032

Additional paid-in capital	22,238,789	18,002,729
Accumulated deficit	(28,978,610)	(28,919,175)

Total stockholders’ deficiency	(4,857,289)	(9,033,914)
Total liabilities and stockholders’ deficiency	$2,392,722	$1,936,002

See accompanying notes to financial statements.

MAGSTAR TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS

	(Unaudited)		(Unaudited)
	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003

Total Net Sales	$1,996,764	$1,434,827	$5,806,457	$4,637,723
Cost of sales	1,562,849	1,364,250	4,865,878	4,380,249

Gross profit	433,915	70,577	940,639	257,474

Selling, general and administrative expenses
Gain on sale - leaseback	(121,888)	(128,805)	(365,665)	(356,444)
Insurance refund	—	—	—	(67,175)
Other Selling, general and administrative expenses	401,184	343,964	1,152,696	1,046,679

Total Selling, general and administrative expenses, net	279,296	215,159	787,031	623,060

Operating Income (Loss)	154,619	(144,582)	153,608	(365,586)

Other (expense) income:
Interest expense	(48,448)	(105,775)	(224,881)	(345,624)
Gain on conversion of Senior debt to common stock	—	1,205,000	—	1,205,000
Other, net	(430)	49,423	11,838	243,415

Total other expense, net	(48,878)	1,148,648	(213,043)	1,102,791

Net Income (Loss)	$105,741	$1,004,066	$(59,435)	$737,205

Net Income (Loss) per share - basic	$0.01	$0.11	$(0.01)	$0.08
Net Income (Loss) per share - diluted	$0.01	$0.11	$(0.01)	$0.08

Weighted average common shares outstanding - basic	9,040,173	8,913,611	9,040,173	8,799,216
Weighted average common shares outstanding - diluted	9,796,751	9,046,062	9,040,173	8,926,223

See accompanying notes to financial statements.

MAGSTAR TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOW

	(Unaudited)
	For the nine months ended September 30
	2004	2003
Cash flows from operating activities:
Net income (loss)	$(59,435)	$737,205
Adjustments to reconcile net income (loss) to net cash (used in) operating activities:

Interest added to debt	24,751	—
Depreciation and amortization	31,953	108,967
Gain on conversion of Senior debt to common stock	—	(1,205,000)
Gain on sale-leaseback Equipment	(116,682)	(116,683)
Gain on sale-leaseback Building	(248,983)	(239,762)
Deferred rent	250,172	—
Provision for doubtful accounts	—	(5,072)
Changes in operating assets and liabilities:
Receivables	(223,345)	232,575
Inventories	(226,251)	101,367
Prepaid expenses	(92,080)	—
Other current assets	—	(26,396)
Accounts payable, trade	50,576	25,879
Accrued expenses	107,338	(277,387)
Payable to related parties	—	(947,996)
Deposits	(8,000)	—

Net cash provided by (used in) operating activities	(509,986)	(1,612,302)

Cash flows from investing activities:
Capital expenditures	—	—
Purchases of PPE	(25,765)	—
Payments for patents	(878)	—
Proceeds from sale of building	—	3,700,000

Net cash provided by (used in) investing activities	(26,643)	3,700,000

Cash flows from financing activities:
Payments on debt	—	(2,658,078)
Change in line of credit - net	19,742	(317,181)
Net payments or proceeds from related party notes	489,743	943,580
Checks in excess of bank	57,144	35,402
Payments of capital lease obligations	(30,000)	(91,421)

Net cash provided by (used in) financing activities	$536,629	$(2,087,698)
Net (decrease) increase in cash	—	—
Cash, beginning of year	500	500

Cash, end of period	$500	$500

Supplemental disclosures of cash flow information:
Cash paid for interest	$93,538	$143,849

See accompanying notes to financial statements.

MAGSTAR TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1.             Financial Statements:

The unaudited financial statements of MagStar Technologies, Inc. (the “Company”) for the three and nine month periods ended September 30, 2004 and 2003 reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position, and the results of operations and cash flows for the reported periods.  The results of operations for any interim period are not necessarily indicative of results expected for the full year.  The December 31, 2003, balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  These unaudited interim financial statements should be read in conjunction with the financial statements and related notes for the year ended December 31, 2003, which are included in the Company’s 2003 Annual Report on Form 10-KSB.

Net Income (Loss) Per Common Share:

Basic net income (loss) per common share is computed using the weighted average number of shares outstanding for the period.  Diluted net income (loss) per common share is computed using the weighted average number of shares outstanding per common share adjusted for the incremental dilutive shares attributed to outstanding stock options under the Company’s stock option plans and stock purchase warrants.  At September 30, 2004, the Company had outstanding warrants for the purchase of 250,000 shares of common stock and had outstanding stock options for the purchase of 1,242,079 shares of common stock.  The dilutive warrants and stock options for the quarter ended September 30, 2004 were 250,000 and 812,079, respectively.  In other periods presented all common stock warrants and options were anti-dilutive.

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

Had compensation cost been recognized based on the fair values of options at the grant dates consistent with the provisions of SFAS No. 123, the Company’s net income (loss) and basic and diluted net income (loss) per common share would have been changed to the following pro forma amounts:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net Income (loss)
As reported	$105,741	$1,004,066	$(59,435)	$737,205
Pro forma	105,741	994,341	(124,109)	727,481
Basic and diluted net income (loss) per common share:
As reported	0.01	0.11	(0.01)	0.08
Pro forma	0.01	0.11	(0.01)	0.08
Stock Based Compensation:
As reported	—	—	—	—
Pro forma	—	9,742	64,674	9,742

In determining the compensation cost of options granted during the three and nine months ended September 30, 2004 and 2003, as specified by SFAS No. 123, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model and the weighted average assumptions used in these calculations are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Risk-free interest rate	N/A	4.000	4.250	4.000
Expected life of options granted	N/A	6 years	6 years	6 years
Expected Volatility	N/A	60%	42%	60%
Expected dividend yield	N/A	0%	0%	0%

Warranty Reserve

The Company warrants its products for one or two years. The reserve for warranty is computed by averaging the last four years warranty costs incurred and multiplying by two, which provides a full two-year warranty on all products. The Company has reserved an additional $50,000 to cover any unanticipated or unusual product warranty problems. The following summarizes the warranty transactions for the nine-month periods ended:

	September 30, 2004	September 30, 2003

Balance at Beginning of Year	$74,000	$104,000
Claims paid	—	(45,654)
Expense Provision	—	45,654

Balance at End of Period	$74,000	$104,000

Segment Reporting

A business segment is a distinguishable component of an enterprise that is engaged in providing an individual product or service or a group of related products or services and that is subject to risks and returns that are different from those of other business segments. The Company’s segments have similar economic characteristics and are similar in the nature of the products sold, type of customers, methods used to distribute the Company’s products and regulatory environment.  Management believes that the Company meets the criteria for aggregating its operating segments into a single reporting segment.

Management’s Estimates

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

2.             Significant Customers:

The Company had two customers that accounted for a significant percentage of net sales as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003

Customer A	492,172	298,604	1,677,768	1,543,338
% of Sales	25%	21%	29%	33%
% of Accounts Receivable	19%	5%	19%	5%

Customer B	387,497	212,623	1,001,132	441,621
% of Sales	19%	15%	17%	10%
% of Accounts Receivable	20%	29%	20%	29%

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

The line of credit is due on demand; accordingly, it has been classified as a current liability in the Company’s September 30, 2004 and December 31, 2003 balance sheets.

On October 16, 2003, the Company negotiated a third amendment of its amended and restated senior credit agreement, obtaining an extension with US Bancorp on the line of credit.

On January 6, 2004, the Company negotiated a fourth amendment of its amended and restated senior credit agreement, obtaining an extension with US Bancorp on the line of credit.  Pursuant to this amendment, the extended asset-based line of credit bore interest at the bank’s reference rate plus two percent, had availability of $1,350,000 subject to a borrowing base limitation of 80% of the Company’s eligible accounts receivable plus 40% of raw materials and 30% of finished goods and expired in June 2004. The credit facility is collateralized by substantially all the assets of the Company.

On August 13, 2004, the Company negotiated a fifth amendment of its amended and restated senior credit agreement with US Bancorp on the line of credit effective April 1, 2004.  Pursuant to this amendment, the extended asset-based line of credit bears interest at the bank’s reference rate plus two and one half percent, has availability of $1,200,000 subject to a borrowing base limitation of 80% of the Company’s eligible accounts receivable plus 40% of raw materials and 30% of finished goods and will expire on June 30, 2005. The credit facility is collateralized by substantially all the assets of the Company.

As a condition to obtaining the amended line of credit, the Company was required to restructure portions of the Company’s liabilities and lease agreements with related parties.  As a result, effective as of April 1, 2004, the Company amended its building and equipment leases with Hopkins Eleventh Ave, LLC and Activar Properties, respectively, and $3,941,836 of related party debt has been extinguished without additional consideration. Because the transaction is between related parties and effective as of April 1, 2004, the gain on the extinguishment of debt is classified as a contribution to equity during the quarter ended June 30, 2004. The amended and reduced building and equipment leases will positively affect the statement of operations on an ongoing basis.  The reduced related party debt will reduce future interest expense.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

The information in this discussion may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements involve risks and uncertainties, including statements regarding the Company’s capital needs, business strategy and expectations.  Any statements that are not of historical fact may be deemed to be forward-looking statements.  These forward-looking statements involve substantial risks and uncertainties.  In some cases you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue”, the negative of the terms or other comparable terminology.  Forward-looking statements in this Report may also include references to anticipated sales volume and product margins, efforts aimed at establishing new or improving existing relationships with customers, other business development activities, anticipated financial performance, business prospects and similar matters.  Actual events or results may differ materially from the anticipated results or other expectations expressed in the forward-looking statements.  In evaluating these statements, you should consider various factors, including the risks included from time to time in other reports or registration statements filed with the United States Securities and Exchange Commission.  These factors may cause the Company’s actual results to differ materially from any forward-looking statements.  The Company disclaims any obligation to publicly update these statements, or disclose any difference between actual results and those reflected in these statements.

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

Results of Operations

The Company’s net sales of $1,996,764 for the third quarter ended September 30, 2004 increased by approximately 39% or $561,937 from $1,434,827 for the same period in 2003.  Net sales from the Company’s major product lines for the third quarter ended September 30, 2004, compared to the same period in 2003 are as follows:

	three months ended
	September 30, 2004	September 30, 2003
Medical	$488,083	$370,403
Magnets	$167,806	$90,612
Industrial	$231,661	$274,886
Contract manufacturing	$195,537	$357,226
Conveyors	$894,156	$325,908

Sales to the Company’s largest customer were $492,172 or 25% of net sales for the third quarter of 2004 compared to $298,604 or 21% of net sales for the same period in 2003. Sales to the Company’s second largest customer were $387,497 or 19% of sales for the third quarter of 2004 compared to $212,623 or 15% of sales for the same period in 2003.

The Company’s net sales of $5,806,457 for the nine months ended September 30, 2004 increased by approximately 25% or $1,168,734 from $4,637,723 for the same period in 2003.  Net sales from the Company’s major product lines for the nine month ended September 30, 2004, compared to the same period in 2003 are as follows:

	nine months ended
	September 30, 2004	September 30, 2003
Medical	$1,760,714	$1,792,325
Magnets	$402,949	$405,743
Industrial	$686,940	$680,996
Contract manufacturing	$944,612	$1,019,103
Conveyors	$1,901,093	$701,998

Sales to the Company’s largest customer were $1,677,768 or 29% of net sales for the nine months ended September 30, 2004 compared to $1,543,338 or 33% of net sales for the same period in 2003.  Sales to the Company’s second largest customer were $1,001,132, or 17% of sales for the nine months ended September 30, 2004 compared to $441,621, or 10% of sales for the same period in 2003.  Sales increased overall during third quarter 2004 compared to the same period in 2003 due to increased sales to the Company’s second largest customer and overall increased conveyor sales.

Gross profit was $433,915 or 22% in the third quarter of 2004, compared to $70,577 or 5% for the same period in 2003.  The increase in gross profit of $363,338, or 515% for the third quarter of 2004 over the same period in 2003 is the result of growth in higher margin sales and reductions in production, labor, and overhead costs.  Gross profit was $940,639 or 16% in the nine months ended September 30, 2004, compared to $257,474 or 6% for the same period in 2003.  The increase in gross profit of $683,165, or 265% for the nine months ended September 30, 2004 over the same period in 2003 is the result of growth in higher margin sales and reductions in production, labor, and overhead costs.  The increase in gross profit to 22% in the third quarter of 2004 versus 16% for the nine months ended September 30, 2004 is principally due to the product mix of sales during the third quarter of 2004.  Therefore, the gross profit for future quarters is dependent on the future product mix the Company sells.

Selling, general and administrative expenses were $279,296 or 14% of net sales for the third quarter of 2004, compared to $215,159 or 15% of net sales for the same period in 2003. The increase for the quarter ended September 30, 2004 in selling, general and administrative expenses of $64,137 is due to an increased sales budget.  The sales budget consists of commissions, trade show expenses, and marketing and advertising expenses.  Selling, general and administrative expenses were $787,031 or 14% of net sales for the nine months of 2004, compared to $623,060 or 13% of net sales for the same period in 2003. The increase for the nine months ended September 30, 2004 in selling, general and administrative expenses of $163,971 is due to an increased sales budget and a one-time insurance refund in 2003.

In the third quarter of 2004, the Company had operating income of $154,619, compared to an operating loss of $144,582 in the same period of 2003, as a result of the reasons discussed above.  In the first nine months of 2004, the Company had an operating income of $153,608, compared to an operating loss of $365,586 in the same period of 2003, also as a result of the reasons discussed above.

Interest expense decreased to $48,448 in the third quarter of 2004 from $105,775 in the third quarter of 2003.  For the nine months ended September 30, 2004 interest expense decreased to $224,881 from $345,624 for the nine months ended September 30, 2003.  While the Company did not experience any Other Income in 2004, in the third quarter of 2003, the Company recorded Other Income of $1,254,423 primarily due to a conversion of senior debt to common stock by the Company's senior lender.

The Company recorded net income for the third quarter and a net loss for the first nine months of 2004 and consequently did not record a provision for income taxes and, generally, does not pay regular income taxes because of the availability of its net operating loss carry forwards.

The effect of inflation on the Company’s results has not been significant.

Net income for the third quarter of 2004 was $105,741 or $0.01 per basic and diluted share, compared to a net income of $1,004,066 or $0.11 per basic and diluted share for the third quarter of 2003. The net income is due to the reasons discussed above. The net loss for the first nine months of 2004 was $59,435 or $0.01 per basic and diluted share, compared to a net income of $737,205 or $0.08 per basic and diluted share for the first nine months of 2003. The net loss and income are due to the reasons discussed above.

Liquidity and Capital Resources

At September 30, 2004, the Company had a working capital deficiency of $3,006,260, compared to a working capital deficiency of $7,003,750 at December 31, 2003. The current ratio was .44 at September 30, 2004 and .21 at December 31, 2003.  The increase in working capital is due to the related party debt restructuring discussed under Note 3 to the Financial Statements above.

The credit facility under the Company’s amended and restated senior credit agreement consist of an asset-based line of credit with availability of up to $1,200,000, subject to a borrowing base limitation of 80% of the Company’s eligible accounts receivable plus 40% of raw materials and 30% of finished goods.  As of September 30, 2004, the Company had borrowed $821,982 under the credit facilities. The proceeds were used to fund operating activities.   Based on the current amended and restated credit agreement, current sales, inventory, and cash needs, the Company sustains an average availability of credit of approximately $150,000 and believes it will have adequate capital for the nest 12 months.

The credit facility restricts the payment of dividends and the Company’s ability to incur other indebtedness. The credit facility is collateralized by all of the Company’s assets, except for certain equipment obtained with purchase-money financing. The bank may at any time apply the funds available in any Company bank account against the outstanding loan balances.  The asset-based line of credit bears interest at the bank’s reference rate plus 2.5% and matures in June 2005.  The line of credit is due on demand; accordingly, this amount has been classified as a current liability in the Company’s September 30, 2004 and December 31, 2003 balance sheets.

On February 25, 2003, the Company sold and leased back its headquarters and manufacturing facility in Hopkins, Minnesota.  The purchaser was Hopkins Eleventh Avenue LLC (“Eleventh Avenue”), a wholly owned subsidiary of Activar Properties, Inc., which in turn is wholly owned by Richard McNamara, a director and substantial shareholder of the Company.  The purchase price for the building and property was $3,700,000.   The Company entered into a 6.5-year gross lease with Eleventh Avenue for the building and property at a monthly cost of $34,000 increasing to $44,436 per month.   The proceeds of $1,001,397 realized by the Company in the transaction were applied to reduce the Company’s debt to Activar Properties, Inc. and affiliates.  The Company’s outstanding balance to Activar Properties, Inc. and other affiliates of Mr. McNamara was approximately $5,512,918 as of February 28, 2003.  At the time of the transaction, James L. Reissner, the President of Activar Properties, Inc., was also an officer, director and shareholder of the Company.  The Board of Directors of the Company authorized the transaction in order to reduce the indebtedness of the Company, provide working capital and improve cash flow.  The transaction with Eleventh Avenue was determined to be on better terms than could be obtained by the Company directly from unaffiliated financing sources.  The purchase price was based upon an independent appraisal of the value of the property and building obtained by the bank which provided financing to Eleventh Avenue in connection with the transaction.

Net cash used in operating activities was $509,986 for the nine months ended September 30, 2004, compared to net cash used in operating activities of $1,612,302 for the comparable period in 2003.  The decrease in cash flows used in operating activities for the nine months ended September 30, 2004, from the comparable period in 2003, was due primarily to the increased sales and operational improvements in 2004 allowing available cash to adequately cover operating expenses as well as payments in the nine months ended September 30, 2003 on accounts payable due to the cash generated from the sale leaseback transaction and restructuring of related party payables in 2004.

Net cash used in investing activities for the nine month period ended September 30, 2004 was $26,643, compared to $3,700,000 provided by investing activities in the same nine month period in 2003.  The change was due to the building sale and lease back transaction discussed above.  The Company does not anticipate any material commitments for capital expenditures for the next 12 months.

Net cash provided by financing activities was $536,629 for the nine month period ended September 30, 2004, compared to cash used in financing activities of $2,087,698 for the same period in 2003.  The change was primarily due to the building sale and lease back transaction in 2003 discussed above.

As a condition to obtaining the amended line of credit with US Bancorp on August 13, 2004, the Company was required to restructure portions of the Company’s liabilities and lease agreements with related parties.  As a result, effective as of April 1, 2004, the Company amended its building and equipment leases with Hopkins Eleventh Ave, LLC and Activar Properties, Inc., respectively, and $3,930,596 of related party debt has been extinguished without additional consideration. Because the transaction is between related parties and effective as of April 1, 2004, the gain on the extinguishment of debt is classified as a contribution to equity during the quarter ended June 30, 2004. Commencing April 1, 2004, the amended and reduced building and equipment leases will positively affect the statement of operations on an ongoing basis by approximately $39,283 per month and the reduced related party debt will reduce interest expense by approximately $22,990 per month.

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

Summary

The improved operating performance for the three and nine month period ending September 30, 2004 is the result of measured sales growth, operational efficiencies and improvements, debt restructuring, and a balanced approach to the risk management of operations and sales.  Management is cautiously optimistic and intends to respond to changes in economic prospects as needed to fulfill its obligation to prudent fiscal management and stable and fiscally responsible growth, while focusing on its profitable strengths and advantages.

Except for the historical financial information reported above, this Form 10-QSB contains forward-looking statements that involve risk and uncertainties, including references to sales, business development activities, anticipated financial performance, business prospects, and similar matters.  In addition, the Company has a high concentration of business with major customers and any significant reduction in sales to these customers may have a material effect on net income.  Because of these and other uncertainties, actual results could differ materially from those reflected in the forward-looking statements.

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

On August 27, 2004 the Company filed a Current Report on Form 8-K dated August 23, 2004, announcing that James L. Reissner, resigned from his positions as the Company’s President and Chief Executive Officer and the Company had appointed Jon L. Reissner, to replace James L. Reissner as the Company’s President and Chief Executive Officer.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGSTAR TECHNOLOGIES, INC.
(Registrant)

Date: November 10, 2004	By:	/s/ Jon L. Reissner
Jon L. Reissner
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2004	By:	/s/ Joseph A. Petrich
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