Form 10KSB
period 2004-12-31
MAGSTAR TECHNOLOGIES INC
filed 2005-04-14
CIK 83490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-KSB

☒         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to                         .

Commission File No.:  0-1561

MAGSTAR TECHNOLOGIES, INC.

 (Exact name of registrant as specified in its charter)

Minnesota	41-0780999
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

410 11th Avenue South Hopkins, Minnesota	55343
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (952) 935-6921

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.1875 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.            YES  ☒    NO  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

The Registrant’s revenues for the fiscal year ended December 31, 2004 were $7,350,319.

The aggregate market value of the common stock of the Company held by non-affiliates as of March 24, 2005 was approximately $2,381,773 (based on the last sale price of the common stock on that date).

The total number of shares of the Company’s common stock outstanding on March 24, 2005 was 9,040,173 shares.

Transitional Small Business Disclosure Format (Check one):  YES  ☐    NO  ☒

PART I

Forward Looking Statements

The information in this discussion may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements involve risks and uncertainties, including statements regarding the Company’s capital needs, business strategy and expectations.  Any statements that are not of historical fact may be deemed to be forward-looking statements.  These forward-looking statements involve substantial risks and uncertainties.  In some cases you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue”, or the negative of such terms or other comparable terminology.  Forward-looking statements in this Report also include references to anticipated sales volume and product margins, efforts aimed at establishing new or improving existing relationships with customers, other business development activities, anticipated financial performance, business prospects and similar matters.  Actual events or results may differ materially from the anticipated results or other expectations expressed in the forward-looking statements.  In evaluating these statements, you should consider various factors, including the risks included from time to time in other reports or registration statements filed with the United States Securities and Exchange Commission.  These factors may cause the Company’s actual results to differ materially from any forward-looking statements.  The Company disclaims any obligation to publicly update these statements, or disclose any difference between actual results and those reflected in these statements. Such information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 which provides a safe harbor for forward-looking statements.

In addition, the Company has historically had a high concentration of business with one major customer and reductions in scheduled shipments to this customer were partially responsible for the losses from operations during the fourth quarter of 2004.  There can be no assurance that this customer will resume shipments to prior or expected levels in the future.  The risks and uncertainties the Company faces include, but are not limited to, the ability to expand sales and product offerings, to develop a reputation in manufacturing products for select industries such as medical industries and factory and laboratory automation, to manufacture and ship in a timely manner and to the ability to acquire raw materials, as well as the risks and uncertainties described in “Management’s Discussion and Analysis or Plan of Operations” in this Report.

ITEM 1.  DESCRIPTION OF BUSINESS.

Business Overview

MagStar Technologies, Inc. (“MagStar” or the “Company”) is a publicly owned company headquartered in Hopkins, Minnesota that trades over the counter on the Bulletin Board (“OTCBB”) under the symbol “MGST.”

The Company was established in 1948 as Reuter Manufacturing, Inc., and specialized in precision machining and assemblies.  In late 2000, the Company acquired the assets of MagStar Technologies, Inc., a private high-energy magnet and magnetic assembly company.  In early 2001, the Company changed its name to MagStar Technologies, Inc.  In February 2001, the Company acquired the assets of Quickdraw Conveyors, a provider of conveyers and technology for factory, laboratory and equipment automation.

The Company is a Minnesota corporation.  The principal executive offices of the Company are located at 410 Eleventh Avenue South, Hopkins, Minnesota 55343.  The Company’s telephone number is (952) 935-6921.

See “Item 2. Description of Property” below for information regarding the sale and leaseback of the Company’s executive office and manufacturing facilities in February 2003.

Products and Services

MagStar Technologies is a prototype developer and manufacturer of centrifuges, conveyors, medical devices, spindles, and sub assemblies. MagStar’s technical abilities in design, process, and manufacturing specialize in the “concept-to-production” process designed to result in short manufacturing cycles, high performance, and cost effective products such as electro-mechanical assemblies and devices for over two dozen medical, magnetic, motion control, factory and laboratory automation and industrial original equipment manufacturers (“OEMs”). The Company strives for a unique identity as it emphasizes its design and manufacturing engineering capabilities, partnering with customers, providing engineering solutions and machining, manufacturing, and assembly services for efficiently manufactured, long life assemblies.

MagStar offers a range of design for manufacture, machining and assembly services and specializes in the following areas:

Centrifugal Separation and Filtering.

Centrifugal separation and filtering is a method for separating and removing both mineral particulate and biological material from a large variety of liquids.  This technology is applied to MagStar’s production of blood and industrial oil centrifuge assemblies. Blood centrifuge assemblies and devices allow for high-speed separation of blood into various components and are used in operating rooms, laboratories and blood banks.  Industrial oil centrifuges facilitate increased drain intervals and oil purification for engine operation.  Oil centrifuges are used in marine engines, over the road trucking, power generation, and oil and gas production. Current centrifuge product projects include blood centrifuges, proprietary oil centrifuges, private label oil centrifuges, water centrifuges, gaseous/vapor centrifuges, fuel line centrifuges, and industrial centrifuges (coolants/lubrication).

Conveyors

MagStar’s Quickdraw Conveyor product line is marketed to automation integrators, process upgrades, and OEMs seeking to automate a process that had been previously accomplished manually in factories and laboratories. Typical processes include factory assembly, inspection, laboratory analysis, testing, and packaging.  Industries utilizing these products include high-tech manufacturers, semi-conductor, academic and research institutions, microelectronics, biotech, and automotive. These industries are continually striving to increase productivity, decrease rejected products, and minimize workers exposure to strenuous and tedious operations or hazardous environments.  MagStar makes five types of modular, low profile conveyor systems, three with slip roller accumulation, one with a belt edge drive, and one with individual drives. Each provides electrostatic discharge protection, low power consumption, and are clean room certified.  MagStar’s patent pending clean room conveyor, the CR Series, is a low profile, ultra clean design for high tech clean room manufacturing.

Spindles/Motion Controlled Devices:

Motion control devices are predominantly high-speed spindles for assemblies whose uses range from silicon wafer saws to printed circuit board saws, routers, and optical inspection systems. The Company’s spindles are used to position various devices which allow for greater flexibility in the customer’s designated processes.  One customer’s spindle application includes electronically controlled feedback devices and is used in optical inspection systems.  Another spindle manufactured for a customer controls various medical nuclear imaging devices on gantry-mounted systems.  In another medical application, the Company’s spindles lift a patient table and position it through advanced optical imaging scanners.

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

High Tech Centrifugal Separation Design and Manufacturing

High tech centrifugal separation design and manufacturing involve high-speed electrical motors, precision manufacturing, and precision assembly abilities.  This knowledge is applied to design and manufacture technological applications.  These applications generally involve high-speed rotation while generating minimal noise, heat, and vibration.

Conveyor Design and Manufacturing

Conveyor and robotic movement devices tend to require fast orientation and movement, minimum surface contrast and high-density boards and chips.  MagStar aims to meet these needs with its high tolerance machining and assembly skills, its edge belt handling technology, and its skills in servomotor control feedback.  Production of unwanted particulate can be a side effect of using conveyor devices in manufacturing.  MagStar’s patent pending clean room conveyor technology is designed to solve customers’ problems in dealing with clean room requirements.

Spindle Design and Manufacturing

Spindles are precision electrical motor-based devices.  MagStar manufactures and designs spindles that rotate from 1,000 up to 40,000 RPMs.  Spindles are similar to motors used to power its centrifugal devices and typically include a DC brushless electric motor, bearings, and a feedback/control device all driving a shaft that engages something else.  For example, in a centrifuge, the motor-driven shaft engages the container holding fluid to which centrifugal force is being applied.  MagStar’s spindles are especially well known for generating minimal noise, vibration, and heat.  The skills and technology that this type of manufacturing requires include strong engineering, precision, and specialized assembly.

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

Markets

MagStar supplies its products and services to OEMs in the following markets:

Medical

MagStar is a manufacturer of blood separation devices used in analysis and component isolation of whole blood.  MagStar’s primary customer is a leading supplier of automated blood processing systems which provides readily available blood components for pharmaceutical use or patient transfusions.  These products are used in operating rooms and in many of the world’s blood banks and laboratories.  Other blood centrifuge applications include the market for thrombin-based orthobiologics.

High Tech Manufacturing and Laboratory Automation

MagStar’s conveyor line provides solutions for a variety of markets, usually integrated into larger manufacturing solutions for markets such as semiconductors, wafer boards, flat screen monitor components, pharmaceuticals, and medical devices.  The conveyor line also is frequently used in laboratory automation.

Combustion Engines

MagStar manufactures an engine oil centrifuge used primarily by OEMs on stationary and non-stationary engines of 150 hp and above.  The centrifuges are also an after market addition to oil field engines and power generators.  The centrifuge is designed to provide filtration to .5 micron, the ability to recover and analyze particulate for preventive maintenance, and the Company is developing the centrifuge’s efficiency for soot removal.  The oil centrifuge also uses MagStar’s centrifuge technology.  Markets that use this technology include power generation, gas and oil production, marine engines, over the road trucking, and off road and construction equipment.

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

Strategy

The Company’s goal is to become a leader in centrifuge, spindle, conveyor design and production technology through steady growth and by demonstrating niche manufacturing abilities.  The Company intends to reach these goals through the clear identification of the Company’s core business, (centrifuges, spindles, and conveyors), relationships that include both the manufacturing of specific parts and the preparation of sub-assemblies and completed assemblies for our customers, focusing on proprietary products and not contract manufacturing, and building long-term, sustainable comparative advantages over the Company’s competitors.  The Company seeks to become involved with its customers early in their development and design process, allowing the Company to participate in the earlier, higher value added stage of product development and to establish a closer working relationship with its customers.  This also is intended to lead to a stronger relationship with customers based on the Company’s engineering and prototyping expertise.

The Company intends to achieve diversity in growth by adding new customers who wish to apply centrifuge and automation technology to a variety of filtering and separating applications, and by growing and nurturing the conveyor business.  The Company seeks to pursue a course investing in research and development that will lead to innovation and new value propositions in the future, establishing a reputation and expertise for product development.

Sales and Marketing

The Company’s sales and marketing effort is focused on the strategic markets outlined above.  The Company uses both an outside sales team and regional representatives.  The sales force is supported by an applications design and manufacturing engineering team.

The Company’s products are sold directly to OEMs, integrators, academic and research institutions, end users and master dealers who market to other distributors.

Marketing efforts focus on MagStar’s reputation for high quality, precision assemblies that include blood and industrial centrifuges, conveyor systems, spindles, and magnetic assemblies.  MagStar uses paid advertising and trade shows, among other methods, to market its products. MagStar’s website (www.magstar.com) provides in-depth descriptions of MagStar’s sales and products.

Customers

In 2004, the Company had centrifuge sales to its largest customer of $2,198,158, approximately a 10% increase from sales of $1,999,980 to the same customer in 2003.  This customer accounted for approximately 30% of the Company’s sales in 2004.  Sales with this customer are expected to remain at current levels and possibly increase in 2005.  Sales in 2004 to the Company’s second largest customer, its largest conveyor customer, were $1,207,999, compared to $671,000 in 2003.  This accounted for approximately 16% of the Company’s 2004 sales.  The increase of $536,999, or 80%, from 2003 sales to the customer is due to greater demand from this customer originating in the semiconductor industry.  The Company anticipates sales to this customer to remain at current levels and possibly increase in 2005.

Supplies

The raw materials used by the Company in its manufacturing operations are reasonably available in the competitive market.  The Company seeks to maintain multiple sources of the parts and materials; however, certain significant customers limit the number of or designate specific suppliers to be used by MagStar.  The availability of such parts and materials could affect the Company’s ability to fill customers’ orders on a timely basis.  The Company believes that the interruption of existing relationships with suppliers would not have a material adverse effect over the long term, as parts and materials suitable for the production of our products would be available from other suppliers.

The Company generally manufactures products to customer specifications on a contract basis, and as a result carries minimal amounts of inventory.

Competition

The contract manufacturing, machining, and magnetic business in which the Company engages is highly competitive.  Many of the Company’s competitors have greater sales volume and resources than the Company.  The principal elements of competition are quality, service, delivery, price and meeting customer requirements.  The Company believes that it accounts for only a small portion of aggregate national sales of the manufacturing service it provides.  The Company believes, however, that its strong engineering and manufacturing capabilities give it a competitive advantage.

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

With regard to the Conveyor product group, there are many manufacturers of parts and components used in these systems.  However, the Company is not aware of any other manufacturers that also have the ability to engineer and manufacture high performance, precision, custom designed and highly cosmetic conveyors for these markets to the satisfaction of its customers.  It believes that its high speed, high precision and high performance products give it the ability to compete effectively in the conveyor market.

The Company faces competition from several national manufacturers of precision magnets, many of which are capable of supplying magnet assemblies.  With its complete engineering and manufacturing capabilities, the Company can play a more significant role in its customers’ supply programs and benefit more directly from all of the value that is created in the manufacturing process.

Research and Development

The Company conducts customer funded research and development activities primarily related to design and prototype development of customers’ products and, to a lesser extent, products sold under the Company’s trade names.  The Company also provides some engineering services to support its customers in the development of new products, including enhancements to current products. In 2004 and 2003, the Company collected approximately $125,000 and $47,000 respectively, in research and development fees.  There were no significant expenses that were not customer funded in 2004 or 2003, nor does the Company anticipate significant expenses of this nature in 2005.

Intellectual Property

The Company has two patents and one patent pending on its conveyor products.  The Company has trademarks on its oil centrifuge product and conveyor products.

The Company has its employees sign confidentiality and nondisclosure agreements at the time of hiring.  The Company also requires certain vendors to sign such agreements.

Backlog

The Company makes product forecasts for future delivery based upon frequently updated information from customers; such forecasts are then adjusted or replaced by actual purchase orders or production releases.  The Company’s backlog of orders and releases on December 31, 2004 was approximately $2.7 million, compared to approximately $2.3 million on December 31, 2003. The Company’s backlog often fluctuates because of blanket orders placed by customers who schedule delivery of the product over future months.  The usual period between receipt of an order for a new assembly and the first delivery of the product by the Company is 2 to 6 months.  The delivery period for subsequent orders generally is shorter.  The Company believes its backlog is firm.

Environmental Matters

See “Item 3. Legal Proceedings” below for information regarding environmental matters affecting the Company.

Employees

As of December 31, 2004, the Company had 68 employees, which includes 67 full time employees and 1 part time employee.  As of December 31, 2003, the Company had 65 employees, which included 62 full time employees and 3 part time employees.  One executive officer and two other officers who may make significant contributions to the business of the Company are not employees of the Company, and are salaried employees of the Company’s largest shareholder.  See “Item 4A. Executive Officers of the Registrant.”

ITEM 2.  DESCRIPTION OF PROPERTY.

The Company’s executive offices and manufacturing facilities are located at 410 Eleventh Avenue South, Hopkins, Minnesota.  Until February 25, 2003, the Company owned these facilities and the approximately 7.5 acres of land on which the facilities are located.  These facilities consist of approximately 110,000 square feet of which approximately 13,000 square feet are devoted to office space, and 97,000 square feet are devoted to manufacturing and warehousing.  The Company considers these facilities to be well maintained and in good operating condition, and believes that such manufacturing facilities can accommodate anticipated future growth.  On February 25, 2003, the Company sold the building to a related party, Hopkins Eleventh Avenue LLC, and entered into a sale-leaseback arrangement.  The Company entered into a 6.5-year gross lease with Hopkins Eleventh Avenue LLC for the building and property at a monthly cost of $34,000 increasing to $44,436 per month.

Effective April 1, 2004, the Company and Hopkins Eleventh Avenue LLC amended the lease whereby the lease payments from April 1, 2004 to December 31, 2005 were waived.  The amendment was done based on the Company’s discussions with the bank that provides financing for the Company in anticipation of changes that would be required for the bank to renew the Company’s line of credit.  See “Item 12. Certain Relationships and Related Transactions.”

On March 1, 2003, the Company subleased approximately 30,000 square feet of its facility to an unrelated party for 18 months.  The sublease provided for annual income of $4.55 per square foot, or $149,081 per year.  On November 1, 2004, the Company did not renew the previous sublease and instead subleased the approximate 30,000 square feet to Activar, Inc., a corporation principally owned by a major shareholder and director of the Company, for its operational use.  The sublease provides annual income of approximately $6.00 per square foot, or $180,000 per year and is renewable monthly.

In addition, on May 1, 2004 the Company subleased approximately 2,000 square feet of its facility to a different unrelated party for 12 months.  The sublease provides for annual income of $12.00 per square foot, or $24,000 per year.

ITEM 3.  LEGAL PROCEEDINGS.

During a Phase I and Phase II environmental assessment of its manufacturing facility in December 1997, soil boring and groundwater work indicated the presence of potentially hazardous substances and petroleum products within the soil and groundwater located beneath the site.  The Company notified the Minnesota Pollution Control Agency (the “MPCA”), and worked with the MPCA toward resolution of the issue.  All ground water investigation has been completed and on December 7, 2004, the MPCA issued a determination to take no further action under Minn. Stat. 115B.01-115B.18 with respect to the identified release.  All reserves related to this issue have been released.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-KSB, through the solicitation of proxies or otherwise.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

The Company’s Common Stock is not listed on an exchange; however, market quotes for the Company’s common stock are available on the over-the-counter bulletin board (“OTCBB”) under the symbol “MGST.”  The following table sets forth, for each of the calendar periods indicated, the quarterly high and low bid quotations for the Company’s Common Stock quoted on the OTCBB.  The prices in this table represent prices between dealers, and do not include adjustments for retail mark-ups, markdowns or commissions and may not represent actual transactions.

		High	Low
2004:	First Quarter	$1.25	$.65
	Second Quarter	$1.15	$.75
	Third Quarter	$1.13	$.80
	Fourth Quarter	$1.00	$.70

		High	Low
2003:	First Quarter	$.20	$.05
	Second Quarter	$.20	$.05
	Third Quarter	$.60	$.20
	Fourth Quarter	$.70	$.30

Holders

As of March 24, 2005 there were approximately 1,066 registered record holders of the Company’s Common Stock and 3 record holders of the Company’s Series A Preferred Stock.

Dividends

No cash dividends were declared or paid by the Company during 2004 or 2003, and the Company does not intend to pay dividends on its Common Stock or Series A Preferred Stock in the foreseeable future.  The Company is prohibited from paying dividends on its Common Stock under agreements with its senior lender.

See “Item 11. Security Ownership of Certain Beneficial Owners and Management” below for Equity Compensation Plan Information.

Recent Sales of Unregistered Securities

None.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

General

Through most of 2004, the Company experienced sustained sales for its blood centrifuge models and conveyors to the Company’s largest customers compared to 2003.  Sales of the Company’s conveyor products began increasing in the third and fourth quarters of 2003 compared to 2002 and continued throughout 2004.  However, sales to the Company’s two largest customers were lower in the fourth quarter of 2004 due to these customers’ lower demand.  Sales volumes for 2005 are expected to return to 2004 levels.  There can be no assurance that sales to the Company’s largest customers will return to previous levels or that sales of other products will be sufficient to allow the Company to achieve positive cash flow or profitability.

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

Inventory Valuation

The Company considers recent historic usage and further demand in estimating its net realizable value of its inventory.  Inventory at December 31, 2004 reflects write-downs of $110,375.  Should it be determined that write downs are insufficient, then the Company would be required to record additional inventory write-downs, which would have a negative impact on gross profit.

Revenue Recognition

The Company recognizes sales when products are shipped, collectability is probable and the sales price is fixed or determinable.

Results of Operations

Total revenues for 2004 were $7,350,319, compared to $6,230,898 for 2003.  Net sales for 2004 from medical, industrial, magnetic, high tech/contract manufacturing and Quickdraw conveyors were, respectively, $2,584,223, $883,410, $511,235, $1,159,995 and $2,245,695.  Net sales for 2003 from medical, industrial, magnetic, high tech/contract manufacturing and Quickdraw conveyors were, respectively, $2,392,842, $854,620, $571,719, $1,443,838 and $1,098,628.  The Company’s net sales increased by approximately 18% in 2004 from 2003, compared to a decrease in net sales of 25% in 2003 from 2002. An element of the sales decrease for 2003 as compared to 2002 was due to lower sales to the Company’s significant customer, combined with reduced market demand in magnets and high tech spindles.  Sales are not subject to seasonal volatility.  The increase in sales from 2004 over 2003 is due to slightly increased demand from the Company’s largest customer, significant growth from the Company’s second largest customer, and the addition of a new large conveyor customer.  The sales growth is also attributable to the Company completing significant operational and financial restructuring and placing strategic emphasis on increasing sales.

Cost of sales was $6,296,416 for 2004, compared to $5,699,377 in 2003, an increase in the cost of sales of approximately 10%.  While the cost of sales increased in 2004 over 2003, gross profit dollars also increased.  The increase in the cost of sales reflects increased sales and proportional improvements in cost control and management of variable expenses including labor, benefits, and process and productivity improvement.

Gross profit was $1,053,903, or 14% for 2004, compared to $531,521 or 9% in 2003.  This increase in gross profit was due to the factors discussed above.

Selling, general and administrative expenses were $1,082,553 or 15% of net sales in 2004, compared to $746,621 or 12% of net sales in 2003.  The 45% increase in selling, general and administrative expenses is due primarily to an increase in sales expenses including trade shows, advertising and sales commissions.

As a consequence of the foregoing factors, the Company had an operating loss in 2004 of $28,650, compared to an operating loss of $215,100 in 2003, a decrease of approximately 87%.

Interest expenses in 2004 were $238,194, compared to $639,447 in 2003.  The decrease in interest expense is due to restructuring of related party debt which included $4,300,754 of debt forgiveness (refer to Related party debt forgiveness.)  Total other income, net of interest expenses in 2004 was $53,527, compared to $1,399,710 in 2003 when the Company recorded Other Income of $1,205,000 due to the forgiveness of debt.

Total other expense, net in 2004 was $184,667, compared to total other income, net in 2003 was $760,263, a decrease of $944,930 which was primarily due to the forgiveness of debt in 2003.

The effect of inflation on the Company’s results has not been significant.

In 2004, the Company had a net loss of $213,317, or $.02 per basic share, compared to net income of $545,163 or $0.06 per basic share for 2003. Net loss for 2004 was $.02 per diluted share,

compared to net income of $0.05 per diluted share for 2003.  Net income or loss is due to the reasons discussed above.  Had the Company not recorded other income of $1,205,000 in 2003 as discussed above, it would have recorded a net loss of $659,837 in 2003.

The Company recorded a net loss for 2004.  Generally, the Company does not pay regular income taxes because of the availability of its net operating loss carry forwards.

Liquidity and Capital Resources

At December 31, 2004, the Company had a working capital deficit of $3,039,095, compared to a working capital deficit of $6,993,750 at December 31, 2003.  The current ratio was .37 at December 31, 2004, compared to .21 at December 31, 2003.  The decrease in the working capital deficit and the increase in the current ratio are primarily due to a decrease in senior debt.

The Company had negative cash flows from operations of $161,982 for the year ended December 31, 2004, compared to negative cash flows from operations of $1,724,766 for the year ended December 31, 2003. The Company’s ability to meet its continuing cash requirements in the future is dependent on achieving adequate sales and margins from its manufacturing operations.

Net cash (used in) investing activities was $30,509 for the year ended December 31, 2004, compared to net cash provided of $3,688,739 for the year ended December 31, 2003.  The net cash provided by investing activities in 2003 was primarily due to proceeds generated from a sale and leaseback of most of the Company’s facility in 2003.

Net cash provided by financing activities was $192,491 for the year ended December 31, 2004, compared to cash used in financing activities of $1,963,973 for the year ended December 31, 2003.  The higher amount of net cash used in financing activities in 2003 was due to payments on indebtedness following the sale and leaseback of the Company’s facility.

Preferred Stock

On October 10, 2000, the Company completed a private financing (the “Financing”) pursuant to the terms of a Securities Purchase Agreement dated October 10, 2000 (the “Securities Purchase Agreement”) by and among the Company, Activar, Inc., James L. Reissner and Michael J. Tate (collectively, the “Investors”).  Pursuant to the Securities Purchase Agreement, the Company sold to the Investors an aggregate of 3,500,000 shares of the Company’s common stock, par value $.1875 per share (“Common Stock”), and an aggregate of 1,000,000 shares of the Company’s Series A convertible Preferred Stock, par value $.1875 per share (“Series A Preferred”; together with the Common Stock, the “Shares”), all at a purchase price of $.1777778 per share, for an aggregate purchase price of $800,000.  Of the $800,000 total, Activar and Mr. Reissner purchased $700,000.  The Shares were sold in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), and are “restricted securities” within the meaning of Securities Act.

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

Equipment Lease Financing

On March 21, 2001, the Company entered into two sale-leaseback agreements with Activar Properties, Inc. (“Lessor”), which is principally owned by a major shareholder and director of the Company.  Proceeds from the sale-leaseback were used to pay off Term Note B in the principal amount of $1,027,000 plus accrued interest due to the bank and pay off $540,034 owed to the Lessor for equipment purchases.  The Lessor has assigned its rights under these leases to its bank.

Under these agreements, the Company had leased two sets of equipment for terms of 61 months and 25 months, respectively, and for monthly payments of $30,279 and $17,399, respectively.  On January 1, 2003, the Company amended its equipment lease reducing the payments to $45,646 for a term of 60 months.  Again on April 1, 2004, these leases were amended as part of the fifth amendment to the Company’s amended and restated credit agreement, as described in more detail below.  The Company amended the leases on April 1, 2004 whereby the minimum lease payments for the remainder of 2004 and 2005 were waived.  Monthly lease payments in 2006 and 2007 would be $20,000 per month (the ending date of the leases were not changed due to the amendment that occurred on April 1, 2004).  The Company believes that the amendments to the leases were necessary in order to amend the credit agreement and extend it to June 2005.  The result of these amendments was reflected in the Notes to the Financial Statements hereto.

Affiliate Loans

On January 21, 2002, the Company borrowed $500,000 from Richard F. McNamara, a majority shareholder and director of the Company, pursuant to a term note bearing interest at 12%.  In consideration for the loan, Mr. McNamara received warrants to purchase 250,000 shares of Common Stock of the Company.  Proceeds from this note were used to pay off $400,000 in debentures issued in 1998 and 1999 and accrued interest thereon.  In October 2002, the interest rate on the term note was reduced to 8%.  Interest on the term note is payable monthly, with the principal balance due and payable on January 10, 2005.  This term note was required to be restructured in the fifth amendment to the Company’s amended and restated credit agreement as required by the senior lender.  The results of this restructuring are reflected in the Notes to Financial Statements.

Throughout 2004 and 2003, the Company borrowed monies from Activar, Inc. to fund operations.  These loans are due on demand and accrued interest at 10% through September 2002, at which time the interest rate was lowered to 6%.  This lending arrangement was converted into a revolving credit arrangement with Richard F. McNamara and affiliates on January 1, 2003 with interest remaining at 6%. The Company believes that the terms and conditions of the promissory notes given to Activar, Inc. are at least as favorable as the terms and conditions on which the Company could have obtained credit from an unaffiliated third party.

Credit Agreement

On October 10, 2000, the Company and US Bancorp entered into an amended and restated senior credit agreement consisting of an asset-based line of credit with availability of up to $1,750,000, and three term notes of $2,800,000, (“Term Note A”), $1,100,000 (“Term Note B”) and $1,325,000 (“Term

Note C”).  Although the line of credit was due October 2003, US Bancorp had the right to demand payment at any time.  Because the credit facilities agreement also included a subjective material adverse change clause under which the borrowings could become due and payable, the Company classified all of the amounts owing under the credit facilities at December 31, 2003 as current liabilities.

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

On January 6, 2004, the Company negotiated a fourth amendment of its amended and restated senior credit agreement, an extension with US Bancorp on the line of credit.  The extended asset-based line of credit bore interest at the bank’s reference rate plus two percent, had availability of $1,350,000 subject to a borrowing base limitation of 80% of the Company’s eligible accounts receivable plus 40% of raw materials and 30% of finished goods, and was to expire in June 2004. The credit facilities were collateralized by substantially all the assets of the Company.

On August 13, 2004, the Company negotiated a fifth amendment of its amended and restated senior credit agreement with US Bancorp on the line of credit that is retroactive to June 30, 2004.  The extended asset-based line of credit bears interest at the bank’s reference rate plus two and one half percent, has availability of $1,200,000 subject to a borrowing base limitation of 80% of the Company’s eligible accounts receivable plus 40% of raw materials and 30% of finished goods and will expire on June 30, 2005. The credit facilities are collateralized by substantially all the assets of the Company.

As a condition to obtaining the amended line of credit, MagStar was required to restructure portions of the Company’s liabilities and lease agreements with related parties.  As a result, on August 13, 2004, the Company amended its building and equipment leases with Hopkins Eleventh Ave, LLC and Activar Properties, respectively, and $4,300,754 of related party debt has been extinguished without additional consideration. Because the transaction is between related parties, the gain on the extinguishment of debt was classified as a contribution to equity in June 2004, and will not affect future statements of operations.  The amended and reduced building and equipment leases will positively affect the statement of operations on an ongoing basis.  The reduced related party debt was restructured with a 3% interest rate and will reduce interest expense, also positively affecting the Company’s statements of operations in the future.  The Company believes that the 3% interest rate charged on the restructured debt had a positive influence on the bank’s decision to amend the credit agreement and extend it to June 2005.

Facilities Sale/Leaseback

On February 25, 2003, MagStar Technologies, Inc. sold and leased back its headquarters and manufacturing facility in Hopkins, Minnesota.  The purchaser was Hopkins Eleventh Avenue LLC (“Eleventh Avenue”), an affiliate of the Company’s largest shareholder.

The purchase price for the building and property was $3,700,000.  The Company entered into a 6.5-year gross lease with Eleventh Avenue for the building and property at a monthly cost of $34,000 increasing to $44,436 per month.  In the transaction, the Company paid in full its mortgage on the property with US Bancorp in the amount of $2,675,798, including accrued interest.  Due to the fifth amendment to the Company’s amended and restated credit agreement, the Company was required by the bank to restructure this lease in a manner which is favorable to the Company, which is reflected in the Notes to Financial Statements.  The mortgage had originally been entered into as security for Term Loan A under the provisions of the Company’s Credit Agreement with US Bancorp dated October 20, 2000.

As a result of the sale of the property, the Company recognized a gain on its balance sheet of $2,157,855, which will be realized over the life of the lease from Eleventh Avenue.  The Company realized proceeds of $1,001,397, which was applied to the Company’s debt to Activar Properties, Inc. and affiliates.

Environmental Expense

During a Phase I and Phase II environmental assessment of its manufacturing facility in December 1997, soil boring and groundwater work indicated the presence of potentially hazardous substances and petroleum products within the soil and groundwater located beneath the site.  The Company notified the Minnesota Pollution Control Agency (the “MPCA”), and worked with the MPCA toward resolution of the issue.  All ground water investigation has been completed and on December 7, 2004, the MPCA issued a determination to take no further action under Minn. Stat. 115B.01-115B.18 with respect to the identified release.  All reserves related to this issue have been released.

Expected Capital Needs for 2005

The Company does not expect capital needs in 2005 to exceed the capacity of its asset based line of credit as allowable receivables and inventory borrowings are expected to cover operating requirements.  While the asset based line of credit expires in June 2005, the Company believes it will be able to replace this facility.  In addition, borrowing agreements with the Company’s major shareholder are expected to remain in place. The Company believes that cash from operations, renewal of and advances from its credit facility and borrowings from its major shareholder will provide enough liquidity for the next 12 months of operations.

Business Conditions

The Company recognized a net loss of $213,317 for the year ended December 31, 2004, and has a working capital deficit and stockholders’ deficiency of $3,039,095 and $4,907,477, respectively, at December 31, 2004.

Management’s plans and objectives to improve the financial condition of the Company are based on a strategy to become a technology leader in centrifuge and conveyor design and production by being a product focused company, growing sales, reducing debt, and accumulating cash.

Steady growth may be achieved by identifying the Company’s core business (centrifuges, conveyors and spindles), seeking relationships that move beyond the manufacturing of specific parts and into the preparation of sub-assemblies and completed assemblies for its customers, developing a focus towards proprietary products and away from contract manufacturing and building long-term, sustainable comparative advantages over competitors.  The Company seeks to become involved with its customers early in their development and design process allowing the Company to participate in the earlier, higher value added stage of product development and to establish a closer working relationship with its customers.

The Company intends to add new centrifuge customers by applying centrifuge technology to a variety of filtering and separating applications, developing new spindle applications. The Company intends to add new conveyor customers by expanding its distribution network, creating strategic alliances, and new marketing initiatives.  The Company seeks to pursue a course investing in market driven research and development that will lead to innovation and new value propositions in the future, establishing a reputation and expertise for product development.  The Company seeks to be identified as a centrifuge, spindle, and conveyor manufacturer and intends to focus on higher value added products that allow it to use its design, manufacturing, and engineering capabilities.

Cash control, cost management, and margin preservation are fundamental to the Company’s profitability. Any new corporate strategies considered must be accountable to existing headcounts and capital resources meaning the Company must resist strategies that require significant inflows of capital, unless capital can be prudently raised.  Other priorities include recapitalizing the balance sheet, generating liquidity, monitoring and changing processes to increase productivity, and strategically adding key managers and operational expertise as a measured response as required in a prudent and responsible manner.  The Company also has excess capacity.  Through mergers, acquisitions and organic growth, it believes it can increase its revenues while incurring proportionally less additional overhead.  By increasing productivity, improving cost control, reducing expenses and keeping expenses in proportion to the Company’s current sales level, the Company intends to achieve positive cash flow.  The Company achieved positive cash flow for the last six months of 2004.

There can be no assurance that management will be able to accomplish all of the above plans and objectives or achieve the necessary improvements in its cash flows and financial position to meet its obligations as they become due.  Senior management executive needs and expenses are expected to increase in the future.

Accordingly, there can be no assurance that the Company will continue as a going concern in its current form.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty as this probability is indeterminate.

Summary

2004 sales were up from sales in 2003.  The Company feels that 2004 showed improvements over 2003 due to strategic improvement in sales and marketing, better management of variable expenses, including labor, employee benefits, and process and productivity improvements, in addition to broadening the customer base.  2002 and 2003 results reflect significant efforts in operational and financial restructuring while 2004 results reflect a focus on sales and marketing and the impact on improved operations.  Productivity improvements, cost control measures, profitability, and growing sales remain the highest priorities for the Company.  While the results of 2004 were below management’s expectations, the Company feels that it has established a trend in growing sales, productivity improvement and cost control.  There can be no assurance that these achievements, actions, and future actions, if necessary, will be sufficient for the Company to meet its continuing cash flow requirements in the future or return to profitability.

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

Factors That May Affect Future Results

Dependence on Major Customers.  Sales were affected by increases in sales to major medical and conveyor customers in 2004.  These increases were driven by higher demand and reduced customer inventories.  The Company continues to take orders from these major customers and expects overall business with such customers to remain steady for 2005 or increase.  However, no assurance can be given that sales to these customers will reach or exceed previous levels.  The Company has no production contracts with its major customers and believes that reductions in orders from these customers would have material adverse effects on future operating results.  The Company continues to pursue customer diversification to reduce dependence on sales to its significant customer.

Dependence on New Products and Continued Growth in Sales Volume.  The Company’s future success will depend on its ability to retain current customers and add new customers.  While the Company focuses attention on contract manufacturing, it also looks to develop new customers for products manufactured under its own trade names, Quickdraw conveyors and oil centrifuges. The Company looks to obtain production orders for existing conveyor and prototype products including motion control, magnetic, spindle, and centrifuge assemblies, and maintain a satisfactory volume of orders for current customers. During 2003 and 2004, shipments to additional centrifuge customers occurred as did research and development into new centrifuge products, and may continue in 2005.  Shipments to new conveyor customers began in 2004 and the Company expects sales to these customers to continue in 2005.

Competition. While the Company believes its engineering capability is a competitive advantage, and that it offers value added assistance and solutions for improved design, manufacturability and reliability of higher-level assemblies, customers with existing products may not change from suppliers of discrete components.  Company management believes the Company represents only a small portion of the aggregate national sales of proprietary product and contract manufacturing services.

Impact of Recent Accounting Pronouncements.

In December 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” (FIN 46R).  FIN 46R states that companies that have exposure to the economic risks and potential rewards from another entity’s assets and activities have a controlling financial interest in a variable interest entity and should consolidate the entity, despite the absence of clear control through a voting equity interest.  The consolidation requirements apply to all special-purpose entities by the end of the first reporting period ending after December 15, 2003.  FIN 46R shall be applied to all variable interest entities by the end of the first reporting period ending after March 15, 2004, for enterprises that are not small business issuers or

December 15, 2004 for enterprises that are small business issuers.  The adoption of FIN 46R did not have a material effect on the financial statements.

In November 2004, FASB issued Statement of Financial Accounting Standards (SFAS) No. 151 “Inventory Costs” which amends the guidance in ARB No. 43, Chapter 4 “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 pf ARB 43, Chapter 4, previously stated that under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges.” SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS No, 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  SFAS No. 151 shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after the date SFAS No. 151 was issued. SFAS No. 151 shall be applied prospectively.  The Company does not expect the adoption of SFAS No. 151 to have a material effect on its financial statements.

In December 2004, FASB issued SFAS No. 153 “Exchanges of Nonmonetary Assets” amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions.” APB No. 29 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  SFAS No. 153 shall be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date SFAS No. 153 was issued. SFAS No. 153 shall be applied prospectively.  The Company does not expect the adoption of SFAS No. 153 to have a material effect on its financial statements.

In December 2004, FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”, that focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  Beginning with our quarterly period that begins January 1, 2006, we will be required to expense the fair value of employee stock options and similar awards.  As a public company, we are allowed to select from two alternative transition methods, each having different reporting implications.  The impact of SFAS No. 123R has not been determined at this time.

ITEM 7.  FINANCIAL STATEMENTS.

The following Financial Statements and Report of Independent Registered Public Accountant Firm thereon are included herein (page numbers refer to pages in this Report):

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

ITEM 8B.  UNREPORTED 8-K EVENTS.

Not applicable.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors and Executive Officers of the Registrant

Name	Age	Position

Richard F. McNamara	72	Chairman of the Board and Director

James L. Reissner	65	Director, Former Chief Executive Officer, President, and Secretary

Michael J. Tate	66	Director and Former President, Chief Executive Officer and Chief Financial Officer

Jon L. Reissner	35	Chief Executive Officer, President, and Secretary

Joseph A. Petrich	44	Treasurer and Chief Financial Officer

Mr. McNamara has served as Chairman of the Board and as a director of the Company since October 2000.  Since 1978, Mr. McNamara has been the owner of Activar, Inc., a company that operates as sixteen manufacturing divisions.  Mr. McNamara has been a director of various other public companies including Rimage Corporation and TCF Financial Corporation and is a member of the University of Minnesota Board of Regents.  Mr. McNamara is a graduate of the University of Minnesota.

Mr. James L. Reissner has served as a director of the Company since October 2000.  From September 2001 to August 2004, Mr. Reissner served as the Chief Executive Officer of the Company, and as President of the Company from October 2002 until August 2004.  He served as Secretary of the Company from October 2000 until August 2004.  Mr. Reissner also served as Chief Financial Officer from September 2001 to March 2002.  Mr. Reissner has been President of Activar, Inc. since January 1996 and served as Chief Financial Officer of Activar from 1992 until becoming President.  Mr. Reissner is a director of several other public companies, including the Chairman of the Board of Rimage Corporation and a member of the Board of Winland Electronics.  Mr. Reissner is a graduate of Macalester College in Minnesota.

Mr. Tate has served as a director of the Company since April 1998.  From April 1998 to September 2001, Mr. Tate served as Chief Executive Officer and President of the Company.  From April 1998 to December 1998 and from December 1999 to September 2001, Mr. Tate also served as the Chief Financial Officer of the Company.  Previously, he served as Vice President/Chief Operating Officer of Minnesota Valley Engineering from August 1996 until joining the Company.  Prior to serving at

Minnesota Valley Engineering, Mr. Tate was employed in the Consulting divisions of Coopers & Lybrand and KPMG LLP.

Mr. Jon L. Reissner has served as President, Chief Executive Officer and Secretary since August, 2004.  Formerly and since May 2002, he was the Company’s Director of Finance.  Since May 2002, Mr. Reissner has served on a part-time consulting basis for Activar, Inc., performing corporate and real estate financing services.  From November 2001 to May 2002, he was employed by Vermillion State Bank in Hastings, Minnesota, performing commercial lending and general banking functions.  From 1992 to 2000, Mr. Reissner served as a Director of Capital Markets and traded Fixed Income Securities and derivatives and also structured Asset Backed Securities for GMAC-RFC, a division of General Motors.  Mr. Reissner is also the Chairman of the St. Johns University Private Investment Fund Advisory Board.  Mr. Reissner received his Bachelor of Science degree in Economics from St. Johns University in Collegeville, Minnesota and his Masters of Business Administration from the University of St. Thomas.

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

Kirby Bayerle, 51, was appointed as Vice President – Sales and Marketing of the Company in September 2002.  Since 2003, Mr. Bayerle has been the General Manager of the Activar Construction Products Group, a subdivision of Activar, Inc.  The Activar Construction Products Group includes JL Industries, Hiawatha Inc., Samson Products, Air Louvers, Inc., Thomas Industries, and Aztec Inc.  Mr. Bayerle had served as General Manager of JL Industries, Hiawatha, and Aztec and Vice President of Sales and Marketing for Air Louvers Inc. and Samson Products since 1996.  Mr. Bayerle has been with Activar, Inc. since 1978 and is a graduate of the University of Minnesota with a degree in Business Administration and Economics.

Duane Bryngelson, 42, was appointed Vice President - Operations of the Company in September 2002.  Mr. Bryngelson is the General Manager of Bending Technologies and Comfort Ride, members of the Activar group.  Mr. Bryngelson joined Bending Technologies in 1995 as the Director of Operations and took over as Director of Sales as well in 1997, before receiving his current and continuing role as General Manager in 1998.  Mr. Bryngelson served as President of D & D Technical Design from 1991 to 1993 before joining Bending Technologies.

Family Relationships

Jon L. Reissner, the current President and Chief Executive Officer of the Company, is the son of James L. Reissner, a director and former President and Chief Executive Officer of the Company.

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

Because Mr. Reissner is a former executive officer and is a principal shareholder of the Company, Mr. Reissner would not be considered “independent” under the Securities and Exchange Commission definition of that term.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the directors and executive officers of the Company and all persons who beneficially own more than 10% of the outstanding shares of common stock of the Company to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of the common stock.  Executive officers, directors and greater than 10% beneficial owners are also required to furnish the Company with copies of all Section 16(a) forms they file.  Based upon a review of the copies of such reports furnished to the Company and upon other information known to the Company, the Company believes that all filing requirements applicable to its directors, executive officers and beneficial owners of more than 10% of the Company’s outstanding shares of common stock were complied with during the fiscal year ended December 31, 2004.

Code of Ethics

The Company has adopted a Code of Ethics and Business Conduct that applies to all directors, officers and employees, including the Company’s Chief Executive Officer, Chief Financial Officer and Controller.  In addition, the Company has a supplemental Code of Ethics for Senior Financial Executives.  The Company’s Code of Ethics and Business Conduct and Code of Ethics for Senior Financial Executives are set forth as exhibits to this Annual Report on Form 10-KSB.  In addition, copies of the Company’s Code of Ethics and Business Conduct and Code of Ethics for Senior Financial Executives may be obtained from the Company upon request to Jon L. Reissner, in his capacity as Secretary of the Company.

ITEM 10.  EXECUTIVE COMPENSATION.

Summary of Cash and Other Compensation

The following table provides summary information concerning cash and non-cash compensation paid to or earned by the Company’s Chief Executive Officer and executive officers of the Company who received or earned cash and non-cash salary and bonus of more than $100,000 for the fiscal year ended December 31, 2004.

Summary Compensation Table

	Annual Compensation		Long-Term Compensation
Name and Principal Position	Year	Salary ($)	Securities Underlying Options (#)	All Other Compensation ($)
Jon L. Reissner (1) Chief Executive Officer and President	2004	100,000	100,000	-0-
	2003	80,000	25,000	-0-
	2002	60,000	25,000	-0-

Joseph A. Petrich(2) Chief Financial Officer and Treasurer	2004	-0-	100,000	-0-
	2003	-0-	25,000	-0-
	2002	-0-	25,000	-0-

James L. Reissner (3) Former Chief Executive Officer, President and Chief Financial Officer	2004	-0-	10,000	-0-
	2003	-0-	-0-	-0-
	2002	-0-	50,000	-0-

(1)

Jon Reissner became President and Chief Executive Officer in August, 2004

(2)	Joseph Petrich became Chief Financial Officer in March 2002.

(3)

James Reissner became Chief Executive Officer and Chief Financial Officer in September 2001, and President in October 2002. Mr. Reissner served as Chief Financial Officer until March 2002, and as Chief Executive Officer and President until August 2004.

Option Grants

The following table sets forth information with respect to the grants of options to our Chief Executive Officer and other named executive officers of the Company during the fiscal year ended December 31, 2004.

Name	Number of Options Granted	Percent total options granted to employees in fiscal 2004	Exercise/base price ($)	Expiration Date
Jon L. Reissner	100,000	23.0	$1.03	4/7/2014
Joseph A. Petrich	100,000	23.0	$1.03	4/7/2014
James L. Reissner	10,000	2.3	$1.03	4/7/2014

Option Exercises and Values of Unexercised Options

The following table sets forth information regarding options to purchase Common Stock of the Company exercised by the named executive officers of the Company during the fiscal year ended December 31, 2004 and the number and value of unexercised options held by them at that date.

Option Exercises During Fiscal Year Ended December 31, 2004
and Fiscal Year End Option Values

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Unexercised Options At FY-end (#) Exercisable/ Unexercisable	Value of Unexercised in-the-Money Options at FY-end ($) Exercisable/ Unexercisable (1)

Jon L. Reissner	—	—	75,001/ 74,999	$17,244 / $31,557

Joseph A. Petrich	—	—	105,001 / 74,999	$17,817 / 31,557

(1)          These amounts represent the difference between the exercise price of the in-the-money options and the market price of the Company’s Common Stock on December 30, 2004 (the last trading date before December 31, 2004).  The last reported sale on the OTC Bulletin Board on that date was at $0.70.  Options are in-the-money if the market value of the shares covered thereby is greater than the option exercise price.

Director Compensation

On April 7, 2004, each of the directors, Richard McNamara, James Reissner and Michael Tate, received options to purchase 10,000 shares of common stock at an exercise price of $1.03 per share.  Each option vests in three annual installments, beginning on the date of grant.

Employment Contracts/Termination of Employment/Change in Control

The Company does not have any employment contracts in place with any of its employees.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Principal Shareholders and Beneficial Ownership of Management

The following table sets forth information known to the Company with respect to the beneficial ownership of each class of the Company’s capital stock as of March 24, 2005 for (1) each person known by the Company to beneficially own more than 5% of any class of the Company’s voting securities, (2) each of the executive officers named in the Summary Compensation Table under the heading “Executive

Compensation,” (3) each of the Company’s directors and (4) all of the Company’s executive officers and directors as a group.  Except as otherwise indicated, the Company believes that each of the beneficial owners of the Company’s capital stock listed below, based on information provided by these owners, has sole investment and voting power with respect to its shares, subject to community property laws where applicable.

	Common Stock			Series A Preferred Stock			Common Stock and Common	Percent of Total Voting
Name	Number		Percent	Number		Percent	Stock Equivalents	Power
Jon L. Reissner 410 11th Avenue South Hopkins, MN 55343	108,334	(1)	1.2%	—		0.0%	108,334	1.1%

Joseph A. Petrich 410 11th Avenue South Hopkins, MN 55343	138,334	(2)	1.5%	—		0.0%	138,334	1.3%

Richard F. McNamara 7808 Creekridge Circle Suite 200 Minneapolis, MN 55439	2,501,667	(3)	26.8%	625,000		62.5%	3,126,667	30.2%

James L. Reissner 7808 Creekridge Circle Suite 200 Minneapolis, MN 55439	3,119,167	(4)	34.3%	875,000	(5)	87.5%	3,994,167	39.6%

Michael J. Tate 410 11th Avenue South Hopkins, MN 55343	790,070	(6)	8.6%	125,000		12.5%	915,070	9.0%

All executive officers and directors as a group (5 persons)	4,470,072	(7)	45.8%	1,000,000		100.0%	5,470,072	56.0%

Perkins Capital Management, Inc. 730 East Lake Street Wayzata, MN55391-1769	680,150	(8)	7.5%	—		0.0%	680,150	6.8%

Activar, Inc. Suite 200 7808 Creekridge Circle Minneapolis, MN55439	2,187,500	(9)	24.2%	625,000		62.5%	2,812,500	28.0%

(1)	Includes 108,333 shares of common stock that Mr. Jon Reissner has the right to acquire within 60 days upon the exercise of options.

(2)	Includes options to purchase 138,334 shares of common stock which Mr. Petrich has the right to acquire within 60 days.

(3)                                  Does not include 625,000 shares of Series A Preferred Stock held by Activar, Inc., which is convertible into 625,000 shares of common stock, but does include (i) 56,667 shares of common stock that Mr. McNamara has the right to acquire within 60 days and (ii) 250,000 shares of common stock that Mr. McNamara has the right to acquire within 60 days upon the exercise of warrants, (iii) 2,187,500 shares of common stock held by Activar, Inc. and (iv) 7,500 shares held by Activar Properties, Inc.  Mr. McNamara is a principal and Chief Executive Officer of both Activar, Inc. and Activar Properties, Inc.

(4)                                  Does not include 250,000 shares of Series A Preferred Stock which is convertible into 250,000 shares of Common Stock, but includes (i) options to purchase 56,667 shares of common stock that Mr. Reissner has the right to acquire within 60 days and (ii) 2,187,500 shares held by Activar, Inc., of which Mr. Reissner is President.

(5)                                  Includes 625,000 shares owned by Activar, Inc., of which Mr. Reissner is President.

(6)                                  Does not include 125,000 shares of Series A Preferred Stock, which is convertible into an aggregate of 125,000 shares of common stock, but includes options to purchase 112,725 shares of common stock that Mr. Tate has the right to acquire within 60 days.

(7)                                  Includes an aggregate of 281,061 shares of common stock and 250,000 shares of common stock that executive officers and directors have the right to acquire within 60 days upon the exercise of options and warrants, respectively.

(8)                                  According to a Schedule 13G/A, dated February 10, 2005, as filed with the Securities and Exchange Commission, Perkins Capital Management, Inc. has sole voting power with respect to 105,000 of such shares, and sole dispositive power over all such shares.

(9)                                  Does not include 625,000 shares of Series A Preferred Stock convertible into an aggregate of 625,000 shares of common stock.

Equity Compensation Plan Information

The following table below presents the Company’s Equity Compensation Plan information as of December 31, 2004.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,268,579	$0.68	1,183,250
Equity compensation plans not approved by security holders	—	$—	—
Total	1,268,579	$0.68	1,183,250

The Company has two equity compensation plans currently in effect: its 2001 Stock Option Plan and its 2001 Employee Stock Purchase Plan. The Company also has its 1997 Non-Employee Directors Stock Plan.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Since 2001, the Company has borrowed monies from Activar, Inc. to fund operations.  These loans are due on demand and accrued interest at 10% through September 2002, at which time the interest rate was lowered to 6%.  This lending arrangement was converted into a revolving credit arrangement with Richard F. McNamara and affiliates on January 1, 2003 with interest remaining at 6%. The Company believes that the terms and conditions of the promissory notes given to Activar are at least as favorable as the terms and conditions on which the Company could have obtained credit from an unaffiliated third party.  As of December 31, 2004, the Company had drawn $4,755,776 since 2001 under this arrangement.

On January 21, 2002, the Company borrowed $500,000 from Richard F. McNamara, a director, Chairman and major shareholder of the Company, on a term note bearing interest at 12%. The interest rate was lowered to 8% in October 2002.  Interest is payable monthly, with the principal balance due and payable on January 10, 2005.  This note was required to be restructured in the fifth amendment to the Company’s amendment and restated credit agreement as required by the senior lender.  The results of this restructuring are reflected in the Notes to Financial Statements.  Mr. McNamara received warrants for the purchase of 250,000 shares of Common Stock of the Company.  Proceeds from this note were used to pay off $400,000 in debentures, which had been issued in 1998 and 1999 and accrued interest thereon.  The Company believes that the terms and conditions of this financing are substantially the same as the terms and conditions on which the Company could have obtained similar credit from an unaffiliated third party.

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

Due to the fifth amendment to the Company’s amended and restated credit agreement, the Company was required by the bank to restructure this lease in a manner which is favorable to the Company, which is reflected in the Notes to Financial Statements.  Effective April 1, 2004, the Company and Eleventh Avenue amended the lease whereby the lease payments from April 1, 2004 to December 31, 2005 were waived.  The Company will resume monthly payments in 2006 according to the original lease.

Rent expense on the lease was $374,018 and $392,390 for the years ended December 31, 2004 and 2003, respectively.  Included in rent expense is deferred rent of $272,018 for the year ended December 31, 2004 as a result of the April 1, 2004 amendment.

On August 13, 2004, the Company negotiated a fifth amendment of its amended and restated senior credit agreement with US Bancorp on the line of credit that is retroactive to June 30, 2004.  The extended asset-based line of credit bears interest at the bank’s reference rate plus two and one half percent, has availability of $1,200,000 subject to a borrowing base limitation of 80% of the Company’s eligible accounts receivable plus 40% of raw materials and 30% of finished goods and will expire on June 30, 2005. The credit facilities are collateralized by substantially all the assets of the Company.

As a condition to obtaining the amended line of credit, MagStar was required to restructure portions of the Company’s liabilities and lease agreements with related parties.  As a result, on August 13, 2004, the Company amended its building and equipment leases with Hopkins Eleventh Ave, LLC and Activar Properties, respectively, and $4,300,754 of related party debt has been extinguished without additional consideration. Because the transaction is between related parties, the gain on the extinguishment of debt will be classified as a contribution to equity in June 2004, and will not affect future statements of operations.  The amended and reduced building and equipment leases will positively affect the statement of operations on an ongoing basis.  The reduced related party debt was restructured with a 3% interest rate and will reduce interest expense, also positively affecting the Company’s statements of operations in the future.  The Company believes that the 3% interest rate charged on the restructured debt had a positive influence on the bank’s decision to amend the credit agreement and extend it to June 2005.

PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)                                  Exhibits

The exhibits to this Report are listed in the Exhibit Index on pages [48 to 52] of this Report.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

Audit fees billed to the Company by Virchow Krause & Company, LLP during the fiscal year ended December 31, 2004 and for review of our quarterly report on Form 10-QSB and annual report on Form 10-KSB for the same fiscal year totaled $38,640.

Financial Information Systems Design and Implementation Fees

The Company did not engage Virchow Krause & Company, LLP to provide advice regarding financial information systems design and implementation during the last fiscal year.

All Other Fees

Fees billed or expected to be billed to us by Virchow Krause & Company, LLP for all other non-audit services, including tax-related services, provided during the last fiscal year totaled $7,170.

Audit Committee

The audit committee meets prior to filing of any Quarterly Report on Form 10-QSB or Annual Report on Form 10-KSB to approve those filings.  In addition, the committee meets to discuss audit plans and anticipated fees for audit and tax work prior to the commencement of that work.  Approximately 100% of all fees paid to our independent auditors are pre-approved by the audit committee.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 14, 2005	MAGSTAR TECHNOLOGIES, INC.

/s/ Jon L. Reissner
Jon L. Reissner
President and Chief Executive Officer.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard F. McNamara	Chairman of the Board and	April 14, 2005
Richard F. McNamara	Director

/s/ James L. Reissner	Director	April 14, 2005

/s/ Michael J. Tate	Director	April 14, 2005
Michael J. Tate

/s/ Jon L. Reissner	President and Chief Executive	April 14, 2005
Officer

/s/ Joseph A. Petrich	Treasurer and Chief Financial	April 14, 2005
Joseph A. Petrich	Officer (Principal Financial
Officer)

/s/ Jacqueline R. Mitchell	Controller	April 14, 2005
Jacqueline R. Mitchell

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Stockholders and Board of Directors

MagStar Technologies, Inc.

Hopkins, Minnesota

We have audited the accompanying balance sheets of MagStar Technologies, Inc., as of December 31, 2004 and 2003 and the related statements of operations, stockholders’ deficiency and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MagStar Technologies, Inc. as of December 31, 2004 and 2003 and the results of its operations and cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

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

/s/ Virchow, Krause & Company, LLP

Minneapolis, Minnesota
March 4, 2005

MagStar Technologies, Inc.

Balance Sheets

At December 31, 2004 and 2003

	2004	2003
ASSETS
Current Assets:
Cash	$500	$500
Accounts receivable, net	583,401	723,413
Inventories, net	1,174,871	1,074,242
Other current assets	64,637	73,731
Total current assets	1,823,409	1,871,886

Property, plant and equipment, net	37,991	52,855
Patents	13,530	11,261
Total assets	$1,874,930	$1,936,002

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Senior debt	$708,463	$802,240
Capital lease obligations	80,129	126,754
Checks issued in excess of cash in bank	77,960	20,180
Accounts payable to related parties	60,205	820,411
Notes payable to related parties	2,746,154	5,703,689
Accounts payable	365,422	503,995
Accrued expenses	336,617	400,813
Short term deferred gain on sale - leaseback equipment	155,576	155,576
Short term deferred gain on sale - leaseback building	331,978	331,978
Total current liabilities	4,862,504	8,865,636

Long-Term Liabilities:
Deferred gain on sale – leaseback equipment, net of current portion	311,152	466,728
Deferred gain on sale – leaseback building, net of current portion	1,217,252	1,549,229
Deferred Rent	353,547	54,478
Deposits	2,000	10,000
Other liabilities	35,952	23,845

Total Liabilities	6,782,407	10,969,916

Stockholders’ deficiency:
Preferred stock, par value $.1875 per share, authorized 2,500,000 shares; 1,000,000 issued and outstanding	187,500	187,500
Common stock, par value $.1875 per share, authorized 30,000,000 shares; issued and outstanding 9,040,173 shares at December 31, 2004 and 9,040,173 shares at December 31, 2003	1,695,032	1,695,032
Additional paid-in capital	22,420,483	18,002,729
Deferred compensation	(78,000)	—
Accumulated deficit	(29,132,492)	(28,919,175)

Total stockholders’ deficiency	(4,907,477)	(9,033,914)
Total liabilities and stockholders’ deficiency	$1,874,930	$1,936,002

The accompanying notes are an integral part of the financial statements.

MagStar Technologies, Inc.

Statements of Operations

For the years ended December 31, 2004 and 2003

	2004	2003

Net Sales	$7,350,319	$6,230,898
Cost of sales	6,296,416	5,699,377

Gross profit	1,053,903	531,521

Selling, general and administrative expenses
Gains on sale – leasebacks	(487,554)	(432,224)
Other selling, general and administrative expenses	1,570,107	1,178,845

Total selling, general and administrative expenses, net	1,082,553	746,621

Operating loss	(28,650)	(215,100)

Other income (expense):
Interest expense	(238,194)	(639,447)
Gain on conversion of senior debt for common stock	—	1,205,000
Other, net	53,527	194,710

Total other income (expense), net	(184,667)	760,263

Net Income (loss)	$(213,317)	$545,163

Net income (loss) per share – basic	$(0.02)	$0.06
Net income (loss) per share – diluted	$(0.02)	$0.05

Weighted average common shares outstanding - basic	9,040,173	8,860,995
Weighted average common shares outstanding - diluted	9,040,173	10,323,637

The accompanying notes are an integral part of the financial statements.

MagStar Technologies, Inc.

Statements of Stockholders’ Deficiency

For the years ended December 31, 2004 and 2003

	Series A Preferred Stock Shares	Common Stock Par Value	Additional Shares	Par Value	Paid-in Capital	Deferred Compensation	Accumulated Deficit	Total

Balances, December 31, 2002	1,000,000	$187,500	8,740,173	$1,638,782	$17,938,979		$(29,464,338)	(9,699,077)

Conversion of senior debt for Common stock			300,000	56,250	63,750			120,000

Net income							545,163	545,163

Balances, December 31, 2003	1,000,000	187,500	9,040,173	1,695,032	18,002,729		(28,919,175)	(9,033,914)

Deferred compensation related to options issued to non-employees					117,000	(117,000)

Compensation expense on options related to non-employees						39,000		39,000

Forgiveness of related party debt					4,300,754			4,300,754

Net loss							(213,317)	(213,317)
Balances, December 31, 2004	1,000,000	$187,500	9,040,173	$1,695,032	$22,420,483	$(78,000)	$(29,132,492)	$(4,907,477)

The accompanying notes are an integral part of the financial statements.

MagStar Technologies, Inc.

Statements of Cash Flows

For the years ended December 31, 2004 and 2003

	2004	2003
Cash flows from operating activities:
Net income (loss)	$(213,317)	$545,163
Adjustments to reconcile net income (loss) to net cash (used in) operating activities:

Depreciation and amortization	43,104	128,183
Gain on conversion of senior debt for common stock	—	(1,205,000)
Gain on sale-leaseback Equipment	(155,576)	(155,577)
Gain on sale-leaseback Building	(331,977)	(276,649)

Deferred compensation of non-employees	39,000	—
Deferred equipment leases	96,003	—
Deferred Rent	272,018	54,478
Changes in operating assets and liabilities:
Receivables	140,012	108,407
Inventories	(100,629)	222,010
Other current assets	(70,552)	(32,234)
Accounts payable	123,134	(131,332)
Accrued expenses	48,665	(294,684)
Accounts payable, related parties	(55,974)	(711,758)
Other liabilities and deposits	4,107	24,227

Net cash (used in) operating activities	(161,982)	(1,724,766)

Cash flows from investing activities:
Proceeds from sale of building and land and related improvements	—	3,700,000
Purchase of equipment	(28,240)	—
Payments for patents	(2,269)	(11,261)

Net cash provided by investing activities	(30,509)	3,688,739

Cash flows from financing activities:
Payments on debt	—	(2,658,078)
Net (payments on) line of credit	(93,777)	(301,157)
Net borrowings note-payable – related party	275,113	1,196,180
Checks in excess	57,780	(70,769)
Payments of capital lease obligations	(46,625)	(130,149)

Net cash provided by (used in) financing activities	192,491	(1,963,973)
Net (decrease) increase in cash	—	—
Cash, beginning of year	500	500

Cash, end of period	$500	$500

Supplemental disclosures of cash flow information:
Cash paid for interest	$56,570	$191,145

Noncash investing and financing activities:
Conversion of senior debt to common stock	$—	$120,000
Forgiveness of related party debt recorded to paid-in-capital	$4,300,754	$—

The accompanying notes are an integral part of the financial statements.

1.                                                  Business Description and Conditions

Business Description

MagStar Technologies, Inc. (“MagStar” or the “Company”) is a publicly owned company headquartered in Hopkins, Minnesota that trades locally, over the counter, under the symbol “MGST”. MagStar is a prototype developer and manufacturer of centrifuges, conveyors, medical devices, spindles, and sub assemblies. MagStar’s technical abilities in design, process, and manufacturing specialize in the “concept-to-production” process designed to result in short manufacturing cycles, high performance, and cost effective products such as electro-mechanical assemblies and devices for over two dozen medical, magnetic, motion control, factory and laboratory automation and industrial original equipment manufacturers (“OEMs”).  The Company’s products are sold throughout the United States and North America, Europe, and Asia.

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

Financial Condition and Management’s Plans

The Company has a net loss of $213,217 for the year ended December 31, 2004 and has a working capital deficit of $3,039,095 and stockholders’ deficiency of $4,907,477 at December 31, 2004.

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

The Company intends to add new customers by applying centrifuge technology to a variety of filtering and separating applications, developing new spindle applications, and by growing and nurturing the conveyor business. The Company intends to add new conveyor customers by expanding its distribution network, creating strategic alliances and new marketing initiatives.  The Company seeks to pursue a course investing in market driven research and development that will lead to innovation and new value propositions in the future, establishing a reputation and expertise for product development.  The Company seeks to be identified as a centrifuge, spindle and conveyor manufacturer and intends to focus on higher value added products that allow it to use its design, manufacturing and engineering capabilities.

Cash control, cost management, and margin preservation are fundamental to the Company’s profitability. Any new corporate strategies considered must be accountable to existing headcounts and capital resources meaning the Company must resist strategies that require significant inflows of capital, unless capital can be prudently raised.  Other priorities include recapitalizing the balance sheet, generating liquidity, monitoring and changing processes to increase productivity and strategically adding key managers and operational expertise as a measured response as required in a prudent and responsible manner.  The Company also has excess capacity.  Through mergers, acquisitions and organic growth, it believes it can increase its revenues while incurring proportionally less additional overhead.  By increasing productivity, improving cost control, reducing expenses and keeping expenses in proportion to the Company’s current sales level, the Company intends to achieve and sustain positive cash flow.  The Company achieved positive cash flow for the last six months of 2004.

The Company does not expect capital needs in 2005 to exceed the capacity of its asset based line of credit as allowable receivables and inventory borrowings are expected to cover operating requirements.  While the asset based line of credit expires in June 2005, the Company believes it will be able to replace this facility.  In addition, borrowing agreements with the Company’s major shareholder are expected to remain in place. The Company believes that cash from operations, renewal of and advances from its credit facility and borrowings from its major shareholder will provide enough liquidity for the next 12 months of operations.

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

Revenue Recognition

The Company’s revenue is recognized in accordance with generally accepted accounting principles as outlined in the SEC’s Staff Accounting Bulletin No. 104 “Revenue Recognition,” which requires that four basic criteria be met before revenue can be recognized: (i) persuasive evidence of an arrangement exists; (ii) the price is fixed or determinable; (iii) collectibility is reasonably assured; and (iv) product delivery has occurred or services have been rendered. The Company recognizes revenue as products are shipped based on FOB shipping point terms when title passes to customers.

Advertising

Advertising costs are charged to operations when incurred.  Advertising expense was $60,296 and $40,853 for the years ended December 31, 2004 and 2003, respectively.

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

Net Income (Loss) per Common Share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the reporting period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the sum of the weighted average number of common shares outstanding plus all additional common stock that would have been outstanding if potentially dilutive common shares related to common share equivalents (stock options, stock warrants, and convertible preferred shares) had been issued. Dilutive common equivalent shares of 1,518,778 and 389,679 at December 31, 2004 and 2003,

respectively, have not been included in the computation of diluted net income (loss) per common share for all periods presented because their inclusion would be anti-dilutive.

Cash

The Company deposits its cash in high credit quality financial institutions. The balances, at times, may exceed federally insured limits.

Research and Development Disclosures

The Company does not pursue or engage in regular research and development of its products.  All research and development fees collected in 2003 and 2004 were the result of customer purchases, initiated and sponsored by a purchase order.  The Company does not intend to pursue unsponsored research and development and classifies existing research and development work as non-recurring sales and production.

Stock-Based Compensation

In accordance with Accounting Principles Board (APB) Opinion No. 25 “Accounting for Stock Issued to Employees” and related interpretations, the Company uses the intrinsic value-based method for measuring stock-based compensation cost which measures compensation cost as the excess, if any, of the estimated fair value of the Company’s common stock at the grant date over the amount the employee must pay for the stock. The Company’s policy is to grant stock options at fair value at the date of grant. Required pro forma disclosures of compensation expense determined under the fair value method of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” is presented below. Options and warrants issued to non-employees are recorded at fair value, as required by SFAS No. 123, using the Black Scholes pricing model and the Company accounts for options issued to non-employees in accordance with EITF 96-18 “Accounting For Equity Instruments That Are Issued To Other Than Employees For Acquiring, Or In Conjunction With Selling Goods Or Services.”  The Company recorded $117,000 of deferred compensation related to options issued to non-employees and is amortizing the expense over the vesting period.  As such, the Company expensed $39,000 during the year ended December 31, 2004.  The Company has adopted the disclosure only provision of SFAS No. 148.

Had compensation cost for the Plans been determined based on the fair value of options at the grant date for awards in 2004 and 2003, the Company’s pro forma net income/(loss) and net income/(loss) per common share would have been as follows:

		2004	2003
Net income/(loss)	Reported	$(213,317)	$545,163
	Pro Forma	$(293,655)	$444,004

Basic income/(loss) per common share	Reported	$(0.02)	$0.06
	Pro Forma	$(0.03)	$0.05
Diluted income/(loss) per common share	Reported	$(0.02)	$0.05
	Pro Forma	$(0.03)	$0.04

Stock based compensation - as reported		$39,000	$—

Stock based compensation - pro forma		$80,338	$101,159

The weighted average grant-date fair value of options granted during 2004 and 2003 was $0.05 and $.30, respectively, which was determined using the Black-Scholes option pricing model with the following key assumptions:

Assumptions	2004	2003

Risk free interest rate	4.25%	4.00%
Volatility	42%	60%
Expected lives (months)	72	72
Expected dividend yield	0%	0%

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

Self-Funded Employee Medical Benefits

The Company participates in a self-insured employee health insurance plan administered by an outside party.  The Company is required to pay up to $30,000 of annual medical claims per participant and the Company’s maximum exposure per the plan is approximately $1,000,000.  The annual plan medical claims will vary depending upon the number of employees and their level of participation.

Impact of Recent Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” (FIN 46R).  FIN 46R states that companies that have exposure to the economic risks and potential rewards from another entity’s assets and activities have a controlling financial interest in a variable interest entity and should consolidate the entity, despite the absence of clear control through a voting equity interest.  The consolidation requirements apply to all special-purpose entities by the end of the first reporting period ending after December 15, 2003.  FIN 46R shall be applied to all variable interest entities by the end of the first reporting period ending after March 15, 2004, for enterprises that are not small business issuers or December 15, 2004 for enterprises that are small business issuers.  The adoption of FIN 46R did not have a material effect on the financial statements.

In November 2004, FASB issued Statement of Financial Accounting Standards (SFAS) No. 151 “Inventory Costs” which amends the guidance in ARB No. 43, Chapter 4 “Inventory Pricing,”  to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 pf ARB 43, Chapter 4, previously stated that under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges.” SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS No, 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  SFAS No. 151 shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after the date SFAS No. 151 was issued. SFAS No. 151 shall be applied prospectively.  The Company does not expect the adoption of SFAS No. 151 to have a material effect on its financial statements.

In December 2004, FASB issued SFAS No. 153 “Exchanges of Nonmonetary Assets” amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions.” APB No. 29 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  SFAS No. 153 shall be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date SFAS No. 153 was issued. SFAS No. 153 shall be applied prospectively.  The Company does not expect the adoption of SFAS No. 153 to have a material effect on its financial statements.

In December 2004, FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”, that focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  Beginning with our quarterly period that begins January 1, 2006, we will be required to expense the fair value of employee stock options and similar awards.  As a public company, we are allowed to select from two alternative transition methods, each having different reporting implications.  The impact of SFAS No. 123R has not been determined at this time.

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

3.                                                              Selected Balance Sheet Information

	December 31,
	2004	2003

Accounts Receivable, Net

Accounts Receivable	$613,144	$787,352
Less Allowance for doubtful accounts and sales returns	(29,743)	(63,939)

	$583,401	$723,413

Inventories, Net

Raw materials and supplies	$352,956	$372,450
Work-in-process	226,859	262,610
Finished goods	705,431	497,159
Less allowance for obsolete inventories	(110,375)	(57,977)

	$1,174,871	$1,074,242

Property, Plant, and Equipment, Net

Office equipment	$74,642	$72,167
Machinery and equipment	497,610	471,844
Equipment under capital lease obligations	298,599	298,599

	870,851	842,610
Less accumulated depreciation	(534,261)	(499,250)
Less accumulated depreciation under capital lease obligations	(298,599)	(290,505)

	$37,991	$52,855

Accrued Expenses

Accrued vacation	$118,810	$99,072
Accrued warranty reserve	73,693	74,000
Accrued wages and related payroll taxes	54,578	56,826
Accrued medical claims	40,000	51,318
Accrued interest	22,163	82,621
Accrued profit sharing contribution	16,697	19,107
Other accrued expenses	10,676	17,869

	$336,617	$400,813

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

Warranty Reserve

The Company warrants its products for one, two, or five years.  The reserve for warranty is included in accrued expenses and is computed by averaging the last four years warranty costs incurred and multiplying by two, which provides a full two-year warranty on all products.  The Company has reserved an additional $50,000 to cover any unanticipated or unusual product warranty problems.  The following summarizes the warranty transactions for the years ended December 31:

	2004		2003

Balance at Beginning of Year	$74,000		$104,000
Claims Paid	(20,000	)(1)	(30,000)
Expense Provision	19,693		0

Balance at End of Year	$73,693		$74,000

(1)          Amounts not separately tracked by the Company in 2004.

4.                                                              Senior Debt

Senior debt at December 31, 2004 and 2003, consisted of the following:

	2004	2003
Asset-based line of credit, payable to bank, due upon demand.
The weighted average interest rate of asset-based line of credit borrowings was 6.48% and 4.00% for the years ended December 31, 2004 and 2003, respectively.	$708,463	$802,240

The Company has entered into an amended and restated senior credit agreement.  The credit facilities under the new agreement consist of an asset-based line of credit with availability of up to $1,350,000, subject to a borrowing base limitation of 80% of the Company’s eligible accounts receivable plus eligible inventories.

The asset-based line of credit bears interest at the bank’s reference rate (5.25% at December 31, 2004) plus 2.50%, is due on demand, and is payable in full in June 2005. Term Note C was non-interest bearing, was due and payable in full on September 2003, and was cancelled in consideration for 300,000 shares of common stock in 2003.  The Company recorded a non-recurring gain of $1,205,000 related to the conversion of the debt into common stock in September 2003.

The credit facilities restrict the payment of dividends and the Company’s ability to incur other indebtedness. The bank may at any time apply the funds available in any Company bank account against the outstanding loan balances.  In addition, the credit facilities are collateralized by all of the Company’s assets, except for certain equipment purchased with notes payable.

5.                                      Notes Payable, Related Parties

Notes payable, related parties at December 31, 2004 and 2003, consisted of the following:

	2004	2003
Note payable; stockholder, due upon demand with interest at 6% subordinated to senior debt, unsecured	$—	$4,255,776
Note payable; stockholder, due upon demand with interest at 8% subordinated to senior debt, unsecured	—	430,913
Note payable; stockholder, due upon demand with interest at 8% subordinated to senior debt, unsecured	—	467,000
Note payable; stockholder, due upon demand with interest at 6% subordinated to senior debt, unsecured	—	500,000
Note payable; related entity, due upon demand with interest at 10 subordinated to senior debt, unsecured	—	50,000
Note payable; related entity, due upon demand with interest at 3% subordinated to senior debt, unsecured	500,000	—
Note payable; related entity, due upon demand with interest at 3% subordinated to senior debt, unsecured	300,000	—
Note payable; related entity, due upon demand with interest at 3% subordinated to senior debt, unsecured	1,946,154	—
	$2,746,154	$5,703,689

Accrued interest on these notes at December 31, 2004 and 2003 was $0 and $649,000, respectively, and interest expense for the years ended December 31, 2004 and 2003 was $192,130 and $338,000, respectively.  During the year ended December 31, 2004, $4,300,754 of debt and accrued interest outstanding was forgiven as the Company was informed this was necessary for the extension of the senior credit agreement of June 2005.  In addition, the interest rate on the debt effective April 1, 2004 was revised to 3% for the same reason as noted above.  The amount of debt and accrued interest forgiven was recorded as additional paid-in capital.  The Company believes that the 3% interest rate charged on the restructured debt had a positive influence on the bank’s decision to amend the credit agreement and extend it to June 2005.

6.                                      Capital Lease Obligations

The Company leases equipment under noncancelable leases classified as capital leases.  The balance to pay in full, including accrued interest of $15,852, at December 31, 2004 is $96,981.

7.                                      Sale/Leaseback and Related Party Lease Obligations

The Company sold equipment during 2001 to an entity owned by a stockholder for $1,987,141 and concurrently entered into operating leases.  The leases were amended on January 1, 2003 under a lease that expires in 2007.  The Company further amended the leases on April 1, 2004 whereby the minimum lease payments for the remainder of 2004 and 2005 were waived.  In addition, monthly lease payments for 2006 and 2007 were amended to $20,000 per month.  The amount of related party lease obligations outstanding on March 31, 2004 on the building and equipment leases was $261,707 and was forgiven and recorded as additional paid-in capital.  The Company believes that the amendments in 2004 were necessary in order to amend the Company’s line of credit to mature in June 2005 (see Note 4).

Future minimum payments required under these leases are as follows:

Year ending December 31:

2005	$—
2006	240,000
2007	240,000
Total minimum lease payments	$480,000

Rent expense under these leases for the years ended December 31, 2004 and 2003 was $233,003 and $554,000, respectively.  Included in rent expense is deferred rent of $96,003 for the year ended December 31, 2004 as a result of the April 1, 2004 amendment.

Future deferred gains resulting from this lease are as follows:

Year ending December 31:

2005	$155,576
2006	155,576
2007	155,576

Total deferred gain	$466,728

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

Due to the fifth amendment to the Company’s amended and restated credit agreement, the Company was required by the bank to restructure this lease in a manner which is favorable to the Company, which is reflected in the Notes to Financial Statements.  Effective April 1, 2004, the Company and Eleventh Avenue amended the lease whereby the lease payments from April 1, 2004 to December 31, 2005 were waived.  The Company will resume monthly payments in 2006 according to the original lease.

Rent expense on the lease was $374,018 and $392,390 for the years ended December 31, 2004 and 2003, respectively.  Included in rent expense is deferred rent of $272,028 for the year ended December 31, 2004 as a result of the April 1, 2004 amendment.

Future minimum lease payments on building

2005	$—
2006	474,926
2007	501,048
2008	528,600
2009	355,488
Total minimum lease payments	$1,860,062

Future deferred gains resulting from this lease are as follows:

2005	$331,978
2006	331,978
2007	331,978
2008	331,978
2009	221,317
Total deferred gain	$1,549,229

8.                                      Stockholders’ Deficiency

Private Placement

In 2000, the Company completed a private placement with certain investors under which the Company sold 3,500,000 shares of the Company’s common stock and 1,000,000 shares of the Company’s Series A Convertible Preferred Stock valued at $.1777778 per share, for proceeds of $800,000.

The Series A Preferred is convertible at any time into shares of common stock as is determined by dividing $.1777778 by the conversion price in effect at the time of any conversion and multiplying such quotient by each share of Series A Preferred to be converted.  At all meetings of the shareholders of the Company or in the case of any actions of shareholders in lieu of a meeting, each holder of Series A Preferred stock shall have that number of votes equal to the number of whole shares of Common Stock into which such holder’s shares are then convertible. Holders of the Series A Preferred Stock are entitled to receive cumulative cash dividends, in preference to dividends payable on common stock, at the annual rate of 9% and share equally with the common stock, on an as-converted basis, in any dividends declared on the common stock.  Dividends in arrears totaled $360,000 and $288,000 at December 31, 2004 and 2003, respectively.  In the event of any liquidation, whether voluntary or involuntary, the assets of the Company available for distribution to its shareholders shall be distributed equally among the holders of the Common Stock and the Series A Preferred stock.

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

Stock Option Plans

The Company’s Stock Option Plans (the Plans) provide for grants of stock options to employees and directors.  The number of common shares available for grant pursuant to the Plans was 2,125,000 at December 31, 2004 and 2003, respectively.  Options become exercisable over periods of up to four years from the date of grant and expire 10 years from the date of grant.

The following summarizes all option activity under the Plans:

	Options Outstanding	Weighted Average Exercise Price
Balances, December 31, 2002	795,665	$0.50
Cancelled	(52,586)	$0.12
Granted	110,500	$0.05
Balances, December 31, 2003	855,579	$0.48
Cancelled	(70,000)	$1.04
Granted	435,000	$1.03
Balances, December 31, 2004	1,268,579	$0.68
Options exercisable at December 31, 2003	735,627	$0.55
Options exercisable at December 31, 2004	941,750	$0.59

The following table summarizes information about fixed price stock options outstanding at December 31, 2004:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Options Outstanding December 31, 2004	Weighted Average Remaining Contractual Life (Months)	Weighted Average Exercise Price	Number Exercisable at December 31, 2004	Weighted Average Exercise Price

$0.05 - $0.24	285,500	97	$0.05	248,666	$0.05
$0.25 - $0.624	431,400	72	$0.37	431,400	$0.37
$0.625 - $0.99	73,179	45	$0.84	73,179	$0.84
$1.00 - $2.24	435,000	111	$1.03	145,005	$1.03
$2.25 - $3.375	13,500	38	$2.45	13,500	$2.45
$3.376 - $4.4375	23,000	29	$4.44	23,000	$4.44
$4.4376 - $5.1875	7,000	30	$4.92	7,000	$4.92

Total	1,268,579	88	$0.68	941,750	$0.59

Warrants

In February 1999, the Company granted five-year warrants to purchase an additional 50,000 shares of the Company’s common stock at an exercise price of $.6625 per share, exercisable immediately.  These warrants expired in February 2005.

In connection with the issuance of debt to a stockholder in January 2002, the Company granted five-year warrants to purchase 250,000 shares of the Company’s common stock at an exercise price of $0.25 per share, exercisable immediately.  The warrants were valued using the Black Scholes model pricing model.  The value was determined to be immaterial.

9.                                      Income Taxes

The following table sets forth the components of the tax-affected deferred tax assets at December 31, 2004 and 2003:

	2004	2003
Net operating losses available for carry forward (expire 2009 to 2023)	$10,849,000	$11,600,000
Other future deductible temporary differences, net	1,139,000	432,000

Net deferred tax asset before valuation allowance	11,988,000	12,032,000

Valuation allowance	(11,988,000)	(12,032,000)

	$—	$—

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

Reconciliation of the income tax computed at the federal statutory rate to the actual income tax provision is as follows:

	2004	2003

Income tax (benefit)	$(44,000)	$218,000

Increase (decrease) in valuation allowance	44,000	(218,000)

Income tax provision	$—	$—

10.                               Employee Benefit Plans

All employees who are at least 21 years of age and have completed six months of service and have worked at least 1,000 hours are eligible to participate in the Company’s 401(k) Retirement Savings Plan and Profit Sharing Plan.  The Company may make 401(k) matching contributions and profit sharing contributions at the discretion of the Board of Directors.  The Company’s 401(k) matching contributions and profit sharing contributions for the years ended December 31, 2004 and 2003 were $17,000 and $18,000, respectively.

11.                               Significant Customer Information

The Company’s major customers accounted for the following percentages of net sales:

		2004		2003
		Amount	%	Amount	%

Customer A	Net Sales	$2,198,158	30	$1,999,980	32
	Accounts Receivable	$155,013	27	$62,586	8

Customer B	Net Sales	$1,207,999	16	$671,000	11
	Accounts Receivable	$11,819	2	$101,059	14

12.                               Environmental Contingency

The Company has undertaken a Phase I and Phase II environmental assessment of its manufacturing facility.  Soil boring and groundwater work indicated the presence of potentially hazardous substances and petroleum products within the soil and groundwater located beneath the site.  The Company notified the applicable regulatory agency (the Minnesota Pollution Control Agency), and is working with that agency to resolve these issues.  As of December 31, 2003, $15,000 has been accrued for the cost of additional environmental work.  No amounts were accrued at December 31, 2004.  Ground water investigation occurred quarterly during 2004 and concluded December 7, 2004.  The Minnesota Pollution Control Agency issued a determination to take no further action.  All reserves related to this issue have been released.

13.                               Sublease on Building

On March 31, 2003, the Company subleased approximately 30,000 square feet of its facility to an unrelated party for 18 months.  The sublease provided an annual income of $4.55 per square foot, or $149,081 per year.  On November 1, 2004, the Company did not renew the previous sublease and instead subleased the approximate 30,000 square feet to Activar, Inc., a corporation principally owned by a major shareholder and director of the Company, for its operational use.  The sublease provides annual income of approximately $6.00 per square foot, or $180,000 per year and is renewable monthly.

In addition, on May 1, 2004, the Company subleased approximately 2,000 square feet of its facility to a different unrelated party for 12 months.  The sublease provides for annual income of $12.00 per square foot, or $24,000 per year.

The Company has netted sublease income as part of cost of goods sold and general and administrative expenses on the statement of operations.  Total sublease income was approximately $140,000 and $128,000 for the years ended December 31, 2004 and 2003, respectively.

The remainder of this page is intentionally left blank.

MAGSTAR TECHNOLOGIES, INC.

EXHIBIT INDEX TO ANNUAL REPORT
ON FORM 10-KSB

For the Fiscal Year Ended December 31, 2004

Item No.	Item	Method of Filing

3.1	Restated Articles of Incorporation, As amended	Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001 (File No. 0-1561)

3.2	Amended Bylaws	Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1990 (File No. 0-1561)

4.1	Form of the Company’s Common Stock Certificate	Incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1990 (File No. 0-1561)

4.2	Voting Agreement, dated September 12, 2000, by and among the Company, certain shareholders and investors	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated October 24, 2000 (File No. 0-1561)

10.1	Incentive Stock Option Plan of the Company, as amended effective December 17, 1987	Incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1987 (File No. 0-1561)

10.2	Directors Stock Option Plan of the Company	Incorporated by reference to Exhibit 10(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1987 (File No. 0-1561)

10.3	1991 Non-Employee Director Stock Option Plan	Incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 0-1561)

10.4	1991 Stock Option Plan, as amended	Incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1995 (File No. 0-1561)

Item No.	Item	Method of Filing
10.5	1997 Non-Employee Director Stock Option Plan	Incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1997 (File No. 0-1561)

10.6	2001 Stock Option Plan	Incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001 (File No. 0-1561)

10.7	2001 Stock Purchase Plan	Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001 (File No. 0-1561)

10.8	Environmental and ADA Indemnification Agreement, dated December 3, 1997, between the Company and US Bancorp National Association	Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, dated December 18, 1997 (File No. 0-1561)

10.9	Environmental Letter of Undertaking, dated December 3, 1997, between the Company and US Bancorp National Association	Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, dated December 18, 1997 (File No. 0-1561)

10.10	Securities Purchase Agreement, dated October 10, 2000, by and among the Company and certain Investors	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated October 24, 2000 (File No. 0-1561)

10.11	Amended and Restated Credit Agreement dated October 10, 2000, by and between the Company and US Bancorp National Association	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, dated October 24, 2000 (File No. 0-1561)

10.12

Amended, Restated and Consolidated Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Financing Statement, dated October 10, 2000 by and between the Company and US Bancorp National Association

Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, dated October 24, 2000 (File No. 0-1561)

10.13	Security Agreement, dated October 10, 2000, by and between the Company and US Bancorp National Association	Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, dated October 24, 2000 (File No. 0-1561)

10.14	$6,800,000 Amended and Restated Note, dated October 10, 2000, given by the Company to US Bancorp National Association	Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, dated October 24, 2000 (File No. 0-1561)

10.15	First Amendment to Amended and Restated Credit Agreement, dated November 30, 2001, by and between the Company and US Bancorp National Association	Incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001 (File No. 0-1561)

10.16	Asset Purchase Agreement, Promissory Note and Equipment Lease by and between Reuter Manufacturing, Inc. and MagStar Technologies, Inc. for the acquisition of certain assets at December 1, 2000	Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-KSB, for the year ended December 31, 2000 (File No. 0-1561)

10.17	Bill of Sale and two Master Equipment Leases, with attached exhibits and assignments, dated March 21, 2001 related to the sale-leaseback of equipment between the Company and Activar Properties, Inc.	Incorporated by reference to Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2001 (File No. 0-1561)

10.18	Promissory Note between the Company and Activar Properties, Inc. related to the purchase of Quickdraw Conveyor Systems, Inc. dated February 23, 2001	Incorporated by reference to Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2001 (File No. 0-1561)

10.19	Option Amendment Agreement, dated October 1, 2001 by and between Michael J. Tate and the Company	Incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001 (File No. 0-1561)

10.20	12% Promissory Note dated January 21, 2002 issued to Richard F. McNamara	Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001 (File No. 0-1561)

10.21	Warrant for Purchase of Shares of Common Stock of the Company dated January 21, 2002 issued to Richard F. McNamara	Incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001 (File No. 0-1561)

10.22	Lease from Hopkins Eleventh Avenue, LLC to the Company dated February 21, 2003	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated March 11, 2003 (File No. 0-1561)

10.23	Promissory Note from Hopkins Eleventh Ave LLC dated February 21, 2003	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated March 11, 2003 (File No. 0-1561)

10.24	Third Amendment to Amended and Restated Credit Agreement dated as of September 30, 2003	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated October 31, 2003 (File No. 0-1561)

10.25	Fourth Amendment to Amended and Restated Credit Agreement dated as of January 6, 2004	Incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-KSB, dated December 31, 2003 (File No. 0-1561)

10.26	Amended Equipment Lease Agreement between Activar Properties, Inc. and the Company dated as of December 30, 2002	Incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-KSB, dated December 31, 2003 (File No. 0-1561)

10.27	Fifth Amendment to Amended and Restated Credit Agreement dated as of August 13, 2004	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB, dated June 30, 2004 (File No. 0-1561)

14.1	Code of Ethics and Business Conduct	Incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-KSB, dated December 31, 2003 (File No. 0-1561)

14.2	Code of Ethics for Senior [Financial] Executives	Incorporated by reference to Exhibit 14.2 to the Company’s Annual Report on Form 10-KSB, dated December 31, 2003 (File No. 0-1561)

23.1	Consent of Independent Registered Accounting Firm	Filed herewith electronically

31.1	Certification of President and Chief Executive Officer	Filed herewith electronically

31.2	Certification of Treasurer and Chief Financial Officer	Filed herewith electronically

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith electronically

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith electronically