Form 10QSB
period 2005-03-31
MAGSTAR TECHNOLOGIES INC
filed 2005-05-13
CIK 83490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-QSB

(Mark One)

☒                                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

As of May 11, 2005, there were 9,040,173 and 1,000,000 shares of the registrant’s Common Stock, $.1875 par value and Preferred Stock, $.1875 par value, respectively, outstanding.

Transitional Small Business Disclosure Format (Check one):  YES   ☐       NO   ☒

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL INFORMATION

MAGSTAR TECHNOLOGIES, INC.

BALANCE SHEETS

MARCH 31, 2005 AND DECEMBER 31, 2004

	March 31,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Current Assets:
Cash	$500	$500
Accounts receivable, net	755,676	583,401
Inventories, net	1,057,329	1,174,871
Other current assets	85,758	64,637
Total current assets	1,899,263	1,823,409

Property, plant and equipment, net	26,840	37,991
Patents	14,424	13,530
Total assets	$1,940,527	$1,874,930

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Senior debt	$529,230	$708,463
Capital lease obligations	80,129	80,129
Checks issued in excess of cash in bank	94,774	77,960
Accounts payable to related parties	85,349	60,205
Notes payable to related parties	3,022,409	2,746,154
Accounts payable	272,071	365,422
Accrued expenses	286,778	336,617
Short term deferred gain on sale - leaseback equipment	155,576	155,576
Short term deferred gain on sale - leaseback building	331,978	331,978
Total current liabilities	4,858,294	4,862,504

Deferred gain on sale — leaseback equipment, net of current portion	272,258	311,152
Deferred gain on sale — leaseback building, net of current portion	1,134,257	1,217,252
Deferred rent	471,396	353,547
Deposits	47,000	2,000
Other liabilities	34,767	35,952
	6,817,972	6,782,407
Stockholders’ deficiency:
Preferred stock, par value $.1875 per share, authorized 2,500,000 shares; 1,000,000 issued and outstanding	187,500	187,500

Common stock, par value $.1875 per share, authorized 30,000,000 shares; 9,040,173 issued and outstanding	1,695,032	1,695,032
Additional paid-in capital	22,420,483	22,420,483
Deferred compensation	(61,749)	(78,000)
Accumulated deficit	(29,118,711)	(29,132,492)
Total stockholders’ deficiency	(4,877,445)	(4,907,477)
Total liabilities and stockholders’ deficiency	$1,940,527	$1,874,930

See accompanying notes to financial statements.

MAGSTAR TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS

	(Unaudited)
	For the three months ended March 31,
	2005	2004

Total Net Sales	$1,568,663	$1,904,923
Cost of sales	1,320,325	1,760,815

Gross profit	248,338	144,108

Selling, general and administrative expenses
Gain on sale — leaseback	(121,889)	(121,888)
Other selling, general and administrative expenses	321,514	358,150

Total selling, general and administrative expenses, net	199,625	236,262

Operating Income (Loss)	48,713	(92,154)

Other (expense) income:
Interest expense	(34,932)	(116,995)
Other, net	—	15,487

Total other expense, net	(34,932)	(101,508)

Net Income (Loss)	$13,781	$(193,662)

Net Income (Loss) per share — basic	$0.00	$(0.02)
Net Income (Loss) per share — diluted	$0.00	$(0.02)

Weighted average common shares outstanding - basic	9,040,173	9,040,173
Weighted average common shares outstanding - diluted	9,577,530	9,040,173

See accompanying notes to financial statements.

MAGSTAR TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS

	(Unaudited)
	For the three months ended March 31,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$13,781	$(193,663)
Adjustments to reconcile net income (loss) to net cash (used in) operating activities:

Depreciation and amortization	11,151	10,401
Gain on sale-leaseback Equipment	(38,894)	(38,894)
Gain on sale-leaseback Building	(82,995)	(82,994)
Deferred equipment lease	32,001	—
Deferred compensation of non-employees	16,251	—
Deferred rent	85,848	14,474
Changes in operating assets and liabilities:
Receivables	(172,275)	(201,812)
Inventories	117,542	(8,685)
Prepaid expenses	(21,121)	—
Other liabilities	(1,185)	—
Other current assets	—	(86,126)
Accounts payable, trade	(70,771)	212,703
Accrued expenses	(51,164)	10,950
Payable to related parties	25,144	362,900
Deposits	45,000	—

Net cash (used in) operating activities	(91,687)	(746)

Cash flows from investing activities:
Capital expenditures	—	(13,895)
Payments for patents	(894)	(60)

Net cash (used in) investing activities	(894)	(13,955)

Cash flows from financing activities:
Proceeds from related party notes	255,000	—
Change in line of credit - net	(179,233)	(33,116)
Net payments or proceeds from related party notes	—	7,337
Checks in excess of bank	16,814	40,480

Net cash provided by financing activities	92,581	14,701
Net (decrease) increase in cash	—	—
Cash, beginning of year	500	500

Cash, end of period	$500	$500

Supplemental disclosures of cash flow information:
Cash paid for interest	$15,833	$52,921

MAGSTAR TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1.             Financial Statements:

The unaudited financial statements of MagStar Technologies, Inc. (the “Company”) for the three month period ended March 31, 2005 and 2004 reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position, and the results of operations and cash flows for the reported periods.  The results of operations for any interim period are not necessarily indicative of results expected for the full year.  The December 31, 2004, balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  These unaudited interim financial statements should be read in conjunction with the financial statements and related notes for the year ended December 31, 2004, which are included in the Company’s 2004 Annual Report on Form 10-KSB.

                Net Income (Loss) Per Common Share:

Basic net income (loss) per common share is computed using the weighted average number of shares outstanding for the period.  Diluted net income (loss) per common share is computed using the weighted average number of shares outstanding per common share adjusted for the incremental dilutive shares attributed to outstanding stock options under the Company’s stock option plans and stock purchase warrants.  At March 31, 2005, the Company had outstanding warrants for the purchase of 250,000 shares of common stock and had outstanding stock options for the purchase of 1,241,797 shares of common stock.  The dilutive warrants and stock options for the quarter ended March 31, 2005 were 250,000 and 691,400, respectively.  In other periods presented all common stock warrants and options were anti-dilutive.

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

Had compensation cost been recognized based on the fair values of options at the grant dates consistent with the provisions of SFAS No. 123, the Company’s net income (loss) and basic and diluted net income (loss) per common share would have been changed to the following pro forma amounts:

	Three Months Ended
	March 31,
	2005	2004
Net Income (loss)
As reported	$13,781	$(193,662)
Pro forma	12,110	(258,336)
Basic and diluted net income (loss) per common share:

As reported	0.00	(0.02)
Pro forma	0.00	(0.03)
Stock Based Compensation:
As reported	16,251	—
Pro forma	1,671	64,674

In determining the compensation cost of options granted during the three months ended March 31, 2005 and 2004, as specified by SFAS No. 123, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model and the weighted average assumptions used in these calculations are summarized as follows:

	Three Months Ended
	March 31,
	2005	2004

Risk-free interest rate	4.25	4.000
Expected life of options
Granted	6 years	6 years
Expected Volatility	43%	13%
Expected dividend yield	0%	0%

Warranty Reserve

The Company warrants its products for one or two years. The reserve for warranty is computed by averaging the last four years warranty costs incurred and multiplying by two, which provides a full two-year warranty on all products. The Company has reserved an additional $50,000 to cover any unanticipated or unusual product warranty problems. The following summarizes the warranty transactions for the three-month periods ended:

	March 31,	March 31,
	2005	2004

Balance at Beginning of Year	$74,000	$74,000
Claims paid	3,249	-
Expense Provision	(3,249)	—

Balance at End of Period	$74,000	$74,000

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

2.             Significant Customers:

                                                The Company had two customers that accounted for a significant percentage of net sales as follows:

	For the three months ended March 31,
	2005	2004

Customer A	528,572	610,911
% of Sales	33.7%	32.1%
% of Accounts Receivable	14%	35%

Customer B	222,613	344,342
% of Sales	14.2%	18.1%
% of Accounts Receivable	15%	23%

3.             Senior Debt:

The credit facility under the Company’s amended and restated senior credit agreement consist of an asset-based line of credit with availability of up to $1,200,000, subject to a borrowing base limitation of 80% of the Company’s eligible accounts receivable plus 40% of raw materials and 30% of finished goods. The asset-based line of credit bears interest at the bank’s reference rate plus two and one half percent.  At March 31, 2005, the effective rate was 8.25% on the line of credit.

The credit facility restricts the payment of dividends and the Company’s ability to incur other indebtedness. The credit facility is collateralized by substantially all of the Company’s assets, except for certain equipment purchased with notes payable. The bank may at any time apply the funds available in any Company bank account against the outstanding loan balances.  The line of credit expires June 30, 2005.

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

General

MagStar Technologies, Inc. (“MagStar” or the “Company”) is a publicly owned company headquartered in Hopkins, Minnesota.  The Company’s stock is quoted on the Over-The-Counter Bulletin Board under the symbol “MGST”. MagStar Technologies offers extensive design, manufacturing, and assembly services for conveyors used in factory and laboratory automation, high performance centrifuges used in medical and industrial applications, medical assemblies, magnetic-based assemblies, and other contract manufacturing involving motion control, spindles, and general manufacturing.  MagStar specializes in the development and creation of these high performance, cost effective products.

The Company was established in 1948 as Reuter Manufacturing, Inc., and specialized in precision machining and assemblies.  In early 2001, the Company changed its name to MagStar Technologies, Inc.

The Company’s ability to continue operations is dependent on its ability to sustain sales and maintain adequate margins on sales, as well as its ability to maintain its credit facilities.  In addition, if the Company is unable to sustain sales at current levels and generate positive cash flows from operations and extend the Company’s line of credit, it would be unable to meet its debt service requirements and may be forced to cease operations, liquidate assets, and / or seek protection under U.S. bankruptcy laws.

Accordingly, there can be no assurance that the Company will continue as a going concern in its current form.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

The Company’s net sales of $1,568,663 for the first quarter ended March 31, 2005 decreased by approximately 18% or $336,260 from $1,904,923 for the same period in 2004.  Net sales from the Company’s major product lines for the first quarter ended March 31, 2005 compared to the same period in 2004 are as follows:

	three months ended
	March 31, 2005	March 31, 2004
Medical	$551,864	$615,827
Magnets	$133,060	$93,393
Industrial	$320,490	$210,580
Contract manufacturing	$268,219	$328,988
Conveyors	$283,006	$568,243

Sales to the Company’s largest customer were $528,572 or 34% of net sales for the first quarter of 2005 compared to $610,911 or 32% of net sales for the same period in 2004. Sales to the Company’s second largest customer were $222,613 or 14% of sales for the first quarter of 2005 compared to $344,342 or 18% of sales for the same period in 2004.  Sales decreased overall during the first quarter 2005 compared to the same period in 2004 due to temporary reduced demand and decreased sales to the Company’s largest customers.

Gross profit was $248,338 or 16% in the first quarter of 2005, compared to $144,108 or 8% for the same period in 2004.  The increase in gross profit of $104,230, or 72% for the first quarter of 2005 over the same period in 2004 is the result of growth in higher margin sales and reductions in production, labor, and overhead costs.  Therefore, the gross profit for future quarters is dependent on the volume of sales and the future product mix the Company sells.

Selling, general and administrative expenses were $199,625 or 13% of net sales for the first quarter of 2005, compared to $236,262 or 12% of net sales for the same period in 2004. The decrease for the quarter ended March 31, 2005 in selling, general and administrative expenses of $36,637 is due to a proportionate percentage reduction in these expenses relative to sales.

In the first quarter of 2005, the Company had operating income of $48,713, compared to an operating loss of $92,154 in the same period of 2004, as a result of the reasons discussed above.

Interest expense decreased to $34,932 in the first quarter of 2005 from $116,995 in the first quarter of 2004.  Other expenses, net for the first quarter of 2005 were $34,932 compared to $101,508 in the same period of 2004, a decrease of $66,576.  This decrease is the result of financial restructuring which occurred in the third quarter of 2004.

The Company recorded net income for the first quarter of 2005 and did not record a provision for income taxes and, generally, does not pay regular income taxes because of the availability of its net operating loss carry forwards.

The effect of inflation on the Company’s results has not been significant.

Net income for the first quarter of 2005 was $13,781 or $0.00 per basic and diluted share, compared to a net loss of $193,662 or ($0.02) per basic and diluted share for the first quarter of 2004. The increase in net income is due to the reasons discussed above.

Liquidity and Capital Resources

At March 31, 2005, the Company had a working capital deficiency of $2,959,031, compared to a working capital deficiency of $3,039,095 at December 31, 2004. The current ratio was .39 at March 31, 2005 and .37 at December 31, 2004.  The increase in working capital is due to the related party debt restructuring discussed under Note 3 to the Financial Statements above.

Net cash used in operating activities was $91,687 for the three months ended March 31, 2005, compared to net cash used in operating activities of $746 for the comparable period in 2004.  The increase in cash flows used in operating activities for the three months ended March 31, 2005, from the comparable period in 2004, was due primarily to decreased revenues, the effect of which were offset by operational improvements, including reductions in production, labor and overhead costs.

Net cash used in investing activities for the three month period ended March 31, 2005 was $894, compared to $13,955 used in investing activities in the same three month period in 2004.  The change was due to decreased expenditures in capital equipment. The Company does not anticipate any material commitments for capital expenditures for the next 12 months.

Net cash provided by financing activities was $92,581 for the three month period ended March 31, 2005, compared to cash provided by financing activities of $14,701 for the same period in 2004.  The change was primarily due to the reasons discussed above.

The credit facility under the Company’s amended and restated senior credit agreement consist of an asset-based line of credit with availability of up to $1,200,000, subject to a borrowing base limitation of 80% of the Company’s eligible accounts receivable plus 40% of raw materials and 30% of finished goods.  As of March 31, 2005, the Company had borrowed $529,230 under the credit facilities. The proceeds were used to fund operating activities.   Based on the current amended and restated credit agreement, current sales, inventory, and cash needs, the Company sustains an average availability of credit of approximately $150,000 and believes it will have adequate capital for the next 12 months.

The credit facility restricts the payment of dividends and the Company’s ability to incur other indebtedness. The credit facility is collateralized by all of the Company’s assets, except for certain equipment obtained with purchase-money financing. The bank may at any time apply the funds available in any Company bank account against the outstanding loan balances.  The asset-based line of credit bears interest at the bank’s reference rate plus 2.5% and matures in June 2005.  The Company expects that it will be able to negotiate a line of credit along similar terms beyond June 2005. The line of credit is due on demand; accordingly, this amount has been classified as a current liability in the Company’s March 31, 2005 and December 31, 2004 balance sheets.

Due to the fifth amendment to the Company’s amended and restated credit agreement, the Company was required by the bank to restructure this equipment lease in a manner which is favorable to the Company, which is reflected in the Notes to Financial Statements.  Effective April 1, 2004, the Company and Eleventh Avenue amended the lease whereby the lease payments from April 1, 2004 to December 31, 2005 were waived.  The Company will resume monthly payments in 2006 according to the original lease.

As a condition to obtaining the amended line of credit, MagStar was required to restructure portions of the Company’s liabilities and lease agreements with related parties.  As a result, on August 13, 2004, the Company amended its building and equipment leases with Hopkins Eleventh Ave, LLC and Activar Properties, respectively, and $4,300,754 of related party debt has been extinguished without additional consideration. Because the transactions were between related parties, the gain on the extinguishment of debt was classified as a contribution to equity in June 2004, and will not affect future statements of operations.

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

Troubled Financial Condition and Management’s Plans

Management’s plans and objectives to improve the financial condition of the Company include the following:

•         Grow sales of new and existing customers offering the application of MagStar’s strengths, which are factory and laboratory automation conveyors, oil and medical centrifuges, and medical devices.

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

Summary

The improved operating performance for the three month period ending March 31, 2005 is the result of operational efficiencies and improvements at a constant and measured pace, debt restructuring, and a balanced approach to the risk management of operations and sales.  With the appropriate managerial policy actions, the upside and downside risks to the attainment of both sustainable growth and operational stability should be kept roughly equal.  Management is cautiously optimistic and intends to respond to changes in economic prospects as needed to fulfill its obligation to prudent fiscal management and stable and fiscally responsible growth, while focusing on its profitable strengths and advantages.

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

Critical Accounting Policies and Estimates

                 The Company’s significant accounting policies are described in Note 2 to the Financial Statements included in our annual report on form 10-KSB for the year ended December 31, 2004.  The accounting policies used in preparing the Company’s interim 2005 condensed financial statements are the same as those described in the Company’s annual report.

                The Company’s critical accounting policies are those both having the most impact to the reporting of the Company’s financial condition and results, and requiring significant judgements and estimates.  The Company’s critical accounting policies include those related to revenue recognition, stock-based compensation and valuation of inventories.

ITEM 3.  CONTROLS AND PROCEDURES

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

MAGSTAR TECHNOLOGIES, INC.
(Registrant)

Date:	May 11, 2005	By:	/s/ Jon L. Reissner
Jon L. Reissner
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 11, 2005	By:	/s/ Joseph A. Petrich
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