Form 10QSB
period 2005-06-30
MAGSTAR TECHNOLOGIES INC
filed 2005-08-11
CIK 83490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒   No ☐

As of August 3, 2005, there were 9,066,173 and 1,000,000 shares of the registrant’s Common Stock, $.1875 par value and Preferred Stock, $.1875 par value, respectively, outstanding.

Transitional Small Business Disclosure Format (Check one):  YES  ☐    NO  ☒

PART I.  FINANCIAL INFORMATION

MAGSTAR TECHNOLOGIES, INC.

ITEM 1.  FINANCIAL INFORMATION

BALANCE SHEETS

JUNE 30, 2005 AND DECEMBER 31, 2004

	June 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Current Assets:
Cash	$500	$500
Accounts receivable, net	815,687	583,401
Inventories, net	1,401,804	1,174,871
Other current assets	87,429	64,637
Total current assets	2,305,420	1,823,409

Property, plant and equipment, net	79,781	37,991
Patents	17,658	13,530
Total assets	$2,402,859	$1,874,930

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Senior debt	$667,023	$708,463
Capital lease obligations	75,129	80,129
Checks issued in excess of cash in bank	156,009	77,960
Accounts payable to related parties	42,378	60,205
Notes payable to related parties	3,074,910	2,746,154
Accounts payable	475,595	365,422
Accrued expenses	280,349	336,617
Short term deferred gain on sale – leaseback equipment	155,576	155,576
Short term deferred gain on sale – leaseback building	331,978	331,978
Total current liabilities	5,258,947	4,862,504

Deferred gain on sale – leaseback equipment, net of current portion	233,364	311,152
Deferred gain on sale – leaseback building, net of current portion	1,051,263	1,217,252
Deferred rent	589,245	353,547
Deposits	53,143	2,000
Other liabilities	23,845	35,952
	7,209,807	6,782,407
Stockholders’ deficiency:
Preferred stock, par value $.1875 per share, Authorized 2,500,000 shares; 1,000,000 issued and Outstanding	187,500	187,500
Common stock, par value $.1875 per share, authorized 30,000,000 shares; 9,066,173 and 9,040,173 issued and outstanding at June 30, 2005 and December 31, 2004 respectively	1,699,907	1,695,032
Additional paid-in capital	22,434,088	22,420,483
Deferred compensation	(56,346)	(78,000)
Accumulated deficit	(29,072,097)	(29,132,492)
Total stockholders’ deficiency	(4,806,948)	(4,907,477)
Total liabilities and stockholders’ deficiency	$2,402,859	$1,874,930

See accompanying notes to financial statements.

MAGSTAR TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS

	(Unaudited)		(Unaudited)
	For the three months ended		For the six months ended
	June 30,		June 30,
	2005	2004	2005	2004

Total Net Sales	$1,834,042	$1,904,770	$3,402,704	$3,809,693
Cost of sales	1,513,891	1,540,990	2,834,215	3,302,969

Gross profit	320,151	363,780	568,489	506,724

Selling, general and administrative expenses
Gain on sale – leaseback	(121,888)	(121,889)	(243,778)	(243,777)
Other Selling, general and administrative expenses	353,364	394,095	674,878	751,512

Total Selling, general and administrative expenses, net	231,476	272,206	431,100	507,735

Operating Income (Loss)	88,675	91,574	137,389	(1,011)

Other (expense) income:
Interest expense	(42,061)	(59,438)	(76,994)	(176,433)
Other, net	—	(3,649)	—	12,268

Total other expense, net	(42,061)	(63,087)	(76,994)	(164,165)

Net Income (Loss)	$46,614	$28,487	$60,395	$(165,176)

Net Income (Loss) per share – basic	$0.01	$0.00	$0.01	$(0.02)
Net Income (Loss) per share – diluted	$0.00	$0.00	$0.01	$(0.02)

Weighted average common shares outstanding – basic	9,053,173	9,040,173	9,046,637	9,040,173
Weighted average common shares outstanding - diluted	9,499,324	9,780,840	9,538,427	9,040,173

See accompanying notes to financial statements.

MAGSTAR TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS

	(Unaudited)
	For the six months ended June 30,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$60,395	$(165,176)
Adjustments to reconcile net income (loss) to net cash (used in) operating activities:

Interest added to debt	43,756	24,751
Depreciation and amortization	23,905	20,804
Gain on sale-leaseback Equipment	(77,788)	(77,788)
Gain on sale-leaseback Building	(165,989)	(165,988)
Deferred equipment lease	64,002	—
Deferred compensation of non-employees	38,634	—
Deferred rent	171,696	132,323
Changes in operating assets and liabilities:
Receivables	(232,286)	(217,733)
Inventories	(226,933)	(67,190)
Prepaid expenses	(22,792)	(85,126)
Other current assets	—	—
Accounts payable, trade	110,173	97,994
Accrued expenses	(56,268)	54,845
Payable to related parties	(17,827)	—
Deposits	51,143	2,000
Other liabilities	(12,107)	—

Net cash (used in) operating activities	(248,286)	(446,284)

Cash flows from investing activities:
Capital expenditures	(65,695)	(14,886)
Payments for patents	(4,128)	(288)

Net cash (used in) investing activities	(69,823)	(15,174)

Cash flows from financing activities:
Proceeds from related party notes	285,000	607,023
Change in line of credit - net	(41,441)	(133,789)
Payments on capital leases	(5,000)	—
Proceeds from exercise of stock options	1,500	—
Checks in excess of bank	78,049	(11,776)

Net cash provided by financing activities	$318,109	$461,458
Net (decrease) increase in cash	—	—
Cash, beginning of year	500	500

Cash, end of period	$500	$500

Supplemental disclosures of cash flow information:
Cash paid for interest	$33,238	$79,785

MAGSTAR TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1.             Financial Statements:

The unaudited financial statements of MagStar Technologies, Inc. (the “Company”) for the three and six month periods ended June 30, 2005 and 2004 reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position, and the results of operations and cash flows for the reported periods.  The results of operations for any interim period are not necessarily indicative of results expected for the full year.  The December 31, 2004, balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  These unaudited interim financial statements should be read in conjunction with the financial statements and related notes for the year ended December 31, 2004, which are included in the Company’s 2004 Annual Report on Form 10-KSB.

Net Income (Loss) Per Common Share:

Basic net income (loss) per common share is computed using the weighted average number of shares outstanding for the period.  Diluted net income (loss) per common share is computed using the weighted average number of shares outstanding per common share adjusted for the incremental dilutive shares attributed to outstanding stock options under the Company’s stock option plans and stock purchase warrants.  At June 30, 2005, the Company had outstanding warrants for the purchase of 250,000 shares of common stock and had outstanding stock options for the purchase of 1,364,877 shares of common stock.  The dilutive warrants and stock options outstanding for the quarter ended June 30, 2005 were 250,000 and 851,100, respectively.  In other periods presented all common stock warrants and options were anti-dilutive.

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

Had compensation cost been recognized based on the fair values of options at the grant dates consistent with the provisions of SFAS No. 123, the Company’s net income (loss) and basic and diluted net income (loss) per common share would have been changed to the following pro forma amounts:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net Income (loss)
As reported	$46,614	$28,487	$60,395	$(165,176)
Pro forma	24,831	28,487	36,941	(229,850)
Diluted net income (loss) per common share:

As reported	0.00	0.00	0.01	(0.02)
Pro forma	0.00	0.00	0.00	(0.03)
Stock Based Compensation:
As reported	22,383	—	38,634	—
Pro forma	21,783	—	23,454	64,674

In determining the compensation cost of options granted during the three and six months ended June 30, 2005 and 2004, as specified by SFAS No. 123, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model and the weighted average assumptions used in these calculations are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Risk-free interest rate	6.00	4.25	6.00	4.25
Expected life of options Granted	6 years	6 years	6 years	6 years
Expected Volatility	34%	42%	53%	20%
Expected dividend yield	0%	0%	0%	0%

Warranty Reserve

The Company warrants its products for one or two years. The reserve for warranty is computed by averaging the last four years warranty costs incurred and multiplying by two, which provides a full two-year warranty on all products. The following summarizes the warranty transactions for the three-month periods ended:

	June 30,	June 30,
	2005	2004

Balance at Beginning of Year	$74,000	$74,000
Claims paid	3,444	—
Expense Provision	(3,444)	—

Balance at End of Period	$74,000	$74,000

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

2.             Significant Customers:

The Company had two customers that accounted for a significant percentage of net sales as follows:

	For the three months ended June 30,		For the three months ended June 30,
	2005	2004	2005	2004

Customer A	766,995	574,685	1,295,567	1,185,596
% of Sales	42%	30%	38%	31%
% of Accounts Receivable	28%	17%	28%	17%

Customer B	226,587	269,293	449,191	613,635
% of Sales	12%	14%	13%	16%
% of Accounts Receivable	15%	14%	15%	14%

3.             Senior Debt:

The credit facility under the Company’s second amended and restated senior credit agreement consists of an asset-based line of credit with availability of up to $1,200,000, subject to a borrowing base limitation of 80% of the Company’s eligible accounts receivable plus 40% of eligible raw materials and 30% of eligible finished goods. The asset-based line of credit bears interest at the bank’s reference rate plus two percent.  At June 30, 2005, the effective rate was 8.25% on the line of credit.

The credit facility is collateralized by substantially all of the Company’s assets, except for certain equipment purchased with notes payable. The bank may at any time apply the funds available in any Company bank account against the outstanding loan balances.  The line of credit expires June 30, 2006.

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

General

MagStar Technologies, Inc. (“MagStar” or the “Company”) is a publicly owned company headquartered in Hopkins, Minnesota.  The Company’s stock is quoted on the Over-The-Counter Bulletin Board under the symbol “MGST”. MagStar Technologies offers extensive design, manufacturing, and assembly services for Quickdraw conveyors used in factory and laboratory automation, high performance centrifuges used in medical and industrial applications, medical assemblies, magnetic-based assemblies, and other contract manufacturing involving motion control, spindles, and general manufacturing.  MagStar specializes in the development and creation of these high performance, cost effective products.

The Company was established in 1948 as Reuter Manufacturing, Inc., and specialized in precision machining and assemblies.  In early 2001, the Company changed its name to MagStar Technologies, Inc.

The Company’s ability to continue operations is dependent on its ability to sustain sales and maintain adequate margins on sales, as well as its ability to maintain its credit facilities.  In addition, if the Company is unable to sustain sales at current levels and generate positive cash flows from operations and extend the Company’s line of credit, it would be unable to meet its debt service requirements and may be forced to cease operations and / or liquidate assets.

Accordingly, there can be no assurance that the Company will continue as a going concern in its current form.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

The Company’s net sales of $1,834,042 for the second quarter ended June 30, 2005 decreased by 4% or $70,728 from $1,904,770 for the same period in 2004.  The Company’s net sales of $3,402,704 for the six months ended June 30, 2005 decreased by $406,989 or 11% from $3,809,693 for the same period in 2004.  Net sales from the Company’s major product lines for the second quarter and six months ended June 30, 2005 compared to the same periods in 2004 are as follows:

	Three Months Ended		Three Months Ended
	June 30		June 30
	2005	2004	2005	2004
Medical	$824,539	$656,804	$1,376,403	$1,272,631
Magnets	$89,913	$141,751	$222,973	$235,143
Industrial	$269,622	$244,699	$590,112	$455,278
Contract Mfg	$244,208	$420,088	$512,426	$749,075
Conveyors	$386,513	$438,694	$669,519	$1,006,937

Sales to the Company’s largest customer, Customer A, were $766,995 or 42% of net sales for the second quarter of 2005 compared to $574,685, or 30% of net sales for the same period in 2004.  Sales to Customer B, the Company’s second largest customer were $226,587 or 12% of net sales for the second quarter of 2005 compared to $269,293 or 14% of sales for the same period in 2004.  Sales to the Company’s largest customer, Customer A, were $1,295,567 or 38% of net sales for the six months ended June 30,2005 compared to $1,185,596, or 31% of net sales for the same period in 2004.  Sales to Customer B, the Company’s second largest customer were $449,191 or 13% of net sales for the six months ended June 30,2005 compared to $613,635 or 16% of sales for the same period in 2004.  Sales decreased overall for the six months ended June 30, 2005 compared to the same period of 2004 due to weaker than expected sales in the first quarter of 2005.

Gross profit was $320,151 or 17% for the second quarter ended June 30, 2005, compared to $363,780 or 19% for the same period in 2004.  Gross profit decreased by $43,629 or 12% due to decreased sales in 2005.  Gross profit was $568,489 or 17% for the six months ended June 30, 2005, compared to $506,724 or 13% for the same period in 2004.  Gross profit increased due to growth in higher margin sales and reductions in production, labor, and overhead costs.  Therefore, the gross profit for future quarters is dependent on the volume of sales and the future product mix the Company sells.

Selling, general and administrative expenses were $231,475 or 13% of net sales for the second quarter of 2005 compared to $272,206 or 14% of net sales for the same period in 2004.  The decrease for the quarter ended June 30, 2005 of $40,731 or 15% is due to lower administrative expenses.  Selling, general and administrative expenses were $431,100 or 13% of net sales for the six months ended of 2005 compared to $507,735 or 13% of net sales for the same period in 2004.  The decrease for the six months ended June 30, 2005 of $76,635 or 15% is due to lower administrative expenses.

In the second quarter of 2005 the Company had operating income of $88,675 or 5% compared to $91,574 or 5% for the same period of 2004.  The operating income decreased for the second quarter by $2,899 or 3% due to the reasons discussed above.  For the six months ended June 30, 2005, the Company had operating income of $137,389 or 4% compared to an operating loss of $1,011 or 0% for the same period of 2004.  The increase of $138,400 is due to the reasons discussed above.

Interest expense decreased 29% to $42,062 for the second quarter of 2005 from $59,438 for the second quarter of 2004. Other expenses net, decreased to $0 compared to $3,649 in the same period of 2004.  Interest expense decreased 56% to $76,994 for the six months ended June 30,2005 from $176,433 for the six months ended June 30, 2004.  Other expenses net, decreased to $0 compared to other income of $12,268 in the same period of 2004.

The Company recorded net income for the second quarter ended June 30, 2005 and did not record a provision for income taxes and, generally, does not pay regular income taxes because of the availability of its net operating loss carry forwards.

The effect of inflation on the Company’s results has not been significant.

Net income for the second quarter of 2005 was $46,614 or $0.01 per basic share and $0.00 per diluted share, compared to a net profit of $28,487 or $0.00 per basic and diluted share for the second quarter of 2004.  The net income is due to the reasons discussed above.  Net income for the first six months of 2005 was $60,395 or $0.01 per basic share and $0.01 per diluted share, compared to a net loss of $165,176 or $0.02 per basic and diluted share for the six months of 2004.  The net income and losses are due to the reasons discussed above.

Liquidity and Capital Resources

At June 30, 2005, the Company had a working capital deficiency of $2,953,527, compared to a working capital deficiency of $3,039,095 at December 31, 2004. The current ratio was .44 at June 30, 2005 and .37 at December 31, 2004.  The increase in working capital is due to the related party debt restructuring discussed under Note 3 to the Financial Statements above.

Net cash used in operating activities was $248,286 for the six months ended June 30, 2005, compared to net cash used in operating activities of $446,284 for the comparable period in 2004.  The decrease in cash flows used in operating activities for the six months ended June 30, 2005, from the comparable period in 2004, was due primarily to operational improvements, including reductions in production, labor and overhead costs.

Net cash used in investing activities for the six month period ended June 30, 2005 was $69,823, compared to $15,174 used in investing activities in the same six month period in 2004.  The change was due to increased expenditures in capital equipment. The Company does not anticipate any material commitments for capital expenditures for the next 12 months.

Net cash provided by financing activities was $318,109 for the six month period ended June 30, 2005, compared to cash provided by financing activities of $461,458 for the same period in 2004.  The change was primarily due to the reasons discussed above.

The Company entered into its second amended and restated credit agreement on June 30, 2005.  The credit facility under the Company’s second amended and restated senior credit agreement consists of an asset-based line of credit with availability of up to $1,200,000, subject to a borrowing base limitation of 80% of the Company’s eligible accounts receivable plus 40% of eligible raw materials and 30% of eligible finished goods.  As of June 30, 2005, the Company had borrowed $667,023 under the credit facilities. The proceeds were used to fund operating activities.   Based on the current second amended and restated credit agreement, current sales, inventory, and cash needs, the Company sustains an average availability of credit of approximately $150,000 and believes it will have adequate capital for the next 12 months.

The credit facility is collateralized by all of the Company’s assets, except for certain equipment obtained with purchase-money financing. The bank may at any time apply the funds available in any Company bank account against the outstanding loan balances.  The asset-based line of credit bears interest at the bank’s reference rate plus 2.0% and matures in June 2006. The line of credit is due on demand; accordingly, this amount has been classified as a current liability in the Company’s June 30, 2005 and December 31, 2004 balance sheets.

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

As a condition to obtaining the amended line of credit, MagStar was required to restructure portions of the Company’s liabilities and lease agreements with related parties.  As a result, on August 13, 2004, the Company amended its building and equipment leases with Hopkins Eleventh Ave, LLC and Activar Properties, respectively, and $4,300,754 of related party debt has been extinguished without additional consideration. Because the transactions were between related parties, the gain on the extinguishment of debt was classified as a contribution to equity in June 2004, and will not affect future statements of operations.  The amended and reduced building and equipment leases will positively affect the statement of operations on an ongoing basis.  The reduced related party debt was restructured with a 3% interest rate and will reduce interest expense, also positively affecting the Company’s statements of operations in the future.  The Company believes that the 3% interest rate charged on the restructured debt had a positive influence on the bank’s decision to amend the credit agreement and extend it to June 2006.

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

Summary

The improved operating performance for the six month period ending June 30, 2005 is the result of operational efficiencies and improvements at a constant and measured pace, debt restructuring, and a balanced approach to the risk management of operations and sales.  With the appropriate managerial policy actions, the upside and downside risks to the attainment of both sustainable growth and operational stability should be kept roughly equal.  Management is cautiously optimistic and intends to respond to changes in economic prospects as needed to fulfill its obligation to prudent fiscal management and stable and fiscally responsible growth, while focusing on its profitable strengths and advantages.

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

ITEM 3.  CONTROLS AND PROCEDURES

Management of the Company has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the quarter covered by this Quarterly Report on Form 10-QSB.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of the Company have concluded that the Company’s disclosure controls and procedures as of the end of the quarter covered by this Quarterly Report on Form 10-QSB are effective to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. However, due to the limited number of Company employees engaged in the authorization, recording, processing and reporting of transactions, there is inherently a lack of segregation of duties. The Company periodically assesses the cost versus benefit of adding the resources that would remedy or mitigate this situation and currently, does not consider the benefits to outweigh the costs of adding additional staff in light of the oversight of the financial statements by senior management.

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

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)                                  Exhibits.

10.1	Second Amended and Restated Credit Agreement dated June 30, 2005

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of Chief Executive and Chief Financial Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)           Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGSTAR TECHNOLOGIES, INC.
(Registrant)

Date:	August 11, 2005	By:	/s/ Jon L. Reissner
Jon L. Reissner
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 11, 2005	By:	/s/ Joseph A. Petrich
Joseph A. Petrich
Treasurer and Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit	Item

10.1	Second Amended and Restated Credit Agreement dated June 30, 2005

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of Chief Executive and Financial Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002