Form 10QSB
period 2005-09-30
MAGSTAR TECHNOLOGIES INC
filed 2005-11-07
CIK 83490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-QSB

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒   No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                                                Yes ☐   No ☒

As of November 3, 2005, there were 9,127,723 and 1,000,000 shares of the registrant’s Common Stock, $.1875 par value and Preferred Stock, $.1875 par value, respectively, outstanding.

Transitional Small Business Disclosure Format (Check one):  YES ☐   NO ☒

PART I. FINANCIAL INFORMATION

MAGSTAR TECHNOLOGIES, INC.

ITEM 1.  FINANCIAL INFORMATION

BALANCE SHEETS

SEPTEMBER 30, 2005 AND DECEMBER 31, 2004

	September 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Current Assets:
Cash	$63,529	$500
Accounts receivable, net	1,068,338	583,401
Inventories, net	1,322,777	1,174,871
Other current assets	49,784	64,637
Total current assets	2,504,428	1,823,409

Property, plant and equipment, net	70,173	37,991
Patents	21,136	13,530
Total assets	$2,595,737	$1,874,930

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Senior debt	$837,062	$708,463
Capital lease obligations	67,629	80,129
Checks issued in excess of cash in bank	—	77,960
Accounts payable to related parties	49,760	60,205
Notes payable to related parties	3,097,831	2,746,154
Accounts payable	506,145	365,422
Accrued expenses	280,998	336,617
Short term deferred gain on sale — leaseback equipment	155,576	155,576
Short term deferred gain on sale — leaseback building	331,978	331,978
Total current liabilities	5,326,979	4,862,504

Deferred gain on sale — leaseback equipment, net of current portion	194,470	311,152
Deferred gain on sale — leaseback building, net of current portion	968,268	1,217,252
Deferred rent and equipment leases	707,094	353,547
Deposits	14,538	2,000
Other liabilities	—	35,952
	7,211,349	6,782,407
Stockholders’ deficiency:
Preferred stock, par value $.1875 per share, Authorized 2,500,000 shares; 1,000,000 issued and Outstanding	187,500	187,500

Common stock, par value $.1875 per share, authorized 30,000,000 shares; 9,120,365 and 9,040,173 issued and outstanding at September 30, 2005 and December 31, 2004 respectively	1,710,068	1,695,032
Additional paid-in capital	22,447,771	22,420,483
Deferred compensation	(38,679)	(78,000)
Accumulated deficit	(28,922,272)	(29,132,492)
Total stockholders’ deficiency	(4,615,612)	(4,907,477)
Total liabilities and stockholders’ deficiency	$2,595,737	$1,874,930

See accompanying notes to financial statements.

MAGSTAR TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS

	(Unaudited)		(Unaudited)
	For the three months ended		For the nine months ended
	September 30,		September 30,
	2005	2004	2005	2004

Total Net Sales	$2,338,739	$1,996,764	$5,741,443	$5,806,457
Cost of sales	1,812,137	1,562,849	4,646,352	4,865,818

Gross profit	526,602	433,915	1,095,091	940,639

Selling, general and administrative expenses
Gain on sale — leaseback	(121,888)	(121,888)	(365,666)	(365,665)
Other Selling, general and administrative expenses	456,583	401,184	1,131,461	1,152,696

Total Selling, general and administrative expenses, net	334,695	279,296	765,795	787,031

Operating Income	191,907	154,619	329,296	153,608

Other (expense) income:
Interest expense	(49,887)	(48,448)	(126,880)	(224,881)
Other, net	7,804	(430)	7,804	11,838

Total other expense, net	(42,083)	(48,878)	(119,076)	(213,043)

Net Income (Loss)	$149,824	$105,741	$210,220	$(59,435)

Net Income (Loss) per share — basic	$0.02	$0.01	$0.02	$(0.01)
Net Income (Loss) per share — diluted	$0.02	$0.01	$0.02	$(0.01)

Weighted average common shares outstanding — basic	9,125,543	9,040,173	9,125,543	9,040,173
Weighted average common shares outstanding — diluted	9,592,917	9,796,751	9,592,917	9,040,173

See accompanying notes to financial statements.

MAGSTAR TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS

	(Unaudited)
	For the nine months ended September 30,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$210,220	$(59,435)
Adjustments to reconcile net income (loss) to net cash (used in) operating activities:

Interest added to debt	66,677	24,751
Depreciation and amortization	38,365	31,953
Gain on sale-leaseback equipment	(116,682)	(116,682)
Gain on sale-leaseback building	(248,984)	(248,983)
Deferred equipment lease	96,003	—
Deferred compensation of non-employees	56,300	—
Deferred rent	257,544	250,172

Changes in operating assets and liabilities:
Accounts Receivable	(484,937)	(223,345)
Inventories	(147,906)	(226,251)
Other Current Assets	14,853	(92,080)

Accounts payable, trade	140,723	50,576
Accrued expenses	(55,619)	107,338
Accounts Payable to related parties	(10,445)	—
Deposits	12,538	(8,000)
Other long-term liabilities	(12,107)	—

Net cash (used in) operating activities	(183,457)	(509,986)

Cash flows from investing activities:
Capital expenditures	(70,547)	(25,765)
Payments for patents	(7,606)	(878)

Net cash (used in) investing activities	(78,153)	(26,643)

Cash flows from financing activities:
Proceeds from related party notes	285,000	489,743
Change in senior debt	128,599	19,742
Payments on capital leases	(12,500)	(30,000)
Proceeds on exercise of stock options	1,500	—
Checks issued in excess of cash in bank	(77,960)	57,144

Net cash provided by financing activities	$324,639	$536,629
Net increase in cash	63,029	—
Cash, beginning of year	500	500

Cash, end of period	$63,529	$500

Supplemental disclosures of cash flow information:
Cash paid for interest	$60,203	$93,538

Noncash investing and financing activities:
Conversion of liability to common stock	$23,845	—
Stock options issued to non-employees	$16,980

MAGSTAR TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1.             Financial Statements:

The unaudited financial statements of MagStar Technologies, Inc. (the “Company”) for the three and nine month periods ended September 30, 2005 and 2004 reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position, and the results of operations and cash flows for the reported periods.  The results of operations for any interim period are not necessarily indicative of results expected for the full year.  The December 31, 2004, balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  These unaudited interim financial statements should be read in conjunction with the financial statements and related notes for the year ended December 31, 2004, which are included in the Company’s 2004 Annual Report on Form 10-KSB.

                Net Income (Loss) Per Common Share:

Basic net income (loss) per common share is computed using the weighted average number of shares outstanding for the period.  Diluted net income (loss) per common share is computed using the weighted average number of shares outstanding per common share adjusted for the incremental dilutive shares attributed to outstanding stock options under the Company’s stock option plans and stock purchase warrants.  At September 30, 2005, the Company had outstanding warrants for the purchase of 250,000 shares of common stock and had outstanding stock options for the purchase of 1,439,877 shares of common stock.  The dilutive warrants and stock options outstanding for the quarter ended September 30, 2005 were 250,000 and 926,100, respectively.

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

Had compensation cost been recognized based on the fair values of options at the grant dates consistent with the provisions of SFAS No. 123, the Company’s net income (loss) and basic and diluted net income (loss) per common share would have been changed to the following pro forma amounts:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net Income (loss)
As reported	$149,824	$105,741	$210,220	$(59,435)
Pro forma	$149,667	105,741	$178,360	(124,109)
Diluted net income (loss) per common share:

As reported	0.02	0.01	0.02	(0.01)
Pro forma	0.02	0.01	0.02	(0.01)
Stock Based Compensation:
As reported	17,667	—	56,300	—
Pro forma	157	—	31,860	64,674

In determining the compensation cost of options granted during the three and nine months ended September 30, 2005 and 2004, as specified by SFAS No. 123, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model and the weighted average assumptions used in these calculations are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Risk-free interest rate	6.75	4.25	6.75	4.25
Expected life of options Granted	6 years	6 years	6 years	6 years
Expected Volatility	53%	42%	34%	20%
Expected dividend yield	0%	0%	0%	0%

Warranty Reserve

The Company warrants its products for one or two years. The reserve for warranty is computed by averaging the last four years warranty costs incurred and multiplying by two, which provides a full two-year warranty on all products. In the third quarter of 2005, the Company determined that it was over reserved for warranty purposes.  The following summarizes the warranty transactions for the nine-month periods ended:

	September 30,	September 30,
	2005	2004

Balance at Beginning of Period	$74,000	$74,000
Claims paid	3,444	—
Expense Provision	(3,444)	—
Adjustments	(53,693)	—
Balance at End of Period	$20,000	$74,000

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

2.             Significant Customers:

                                                The Company had two customers that accounted for a significant percentage of net sales as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004

Customer A	922,396	492,172	2,217,963	1,677,768
% of Sales	39%	25%	39%	29%
% of Accounts Receivable	39%	19%	39%	19%

Customer B	270,668	387,497	719,859	1,001,132
% of Sales	12%	19%	13%	17%
% of Accounts Receivable	19%	20%	19%	20%

3.             Senior Debt:

The credit facility under the Company’s second amended and restated senior credit agreement consists of an asset-based line of credit with availability of up to $1,200,000, subject to a borrowing base limitation of 80% of the Company’s eligible accounts receivable plus 40% of eligible raw materials and 30% of eligible finished goods. The asset-based line of credit bears interest at the bank’s reference rate plus two percent.  At September 30, 2005, the effective rate was 8.75% on the line of credit.

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

General

MagStar Technologies, Inc. (“MagStar” or the “Company”) is a publicly owned company headquartered in Hopkins, Minnesota.  The Company’s stock is quoted on the Over-The-Counter Bulletin Board under the symbol “MGST”. MagStar is a manufacturer of conveyors, material handling equipment, motion control devices, and contract manufactured medical devices.  MagStar’s primary product is Quickdraw brand conveyor systems, used in factory and laboratory automation.  MagStar also manufactures customized motion control products (custom servo motors and linear slides), disposable based medical centrifuges and devices, and its’ other proprietary product, oil centrifuges.  Products manufactured by MagStar are used in high tech manufacturing, electronics assembly, surgical procedures, and laboratory processes.   Engineering strengths, precision machining abilities, and assembly services enable MagStar to be a prototype developer and production manufacturer of high performance and cost effective products.

The Company was established in 1948 as Reuter Manufacturing, Inc., and specialized in precision machining and assemblies.  In early 2001, the Company changed its name to MagStar Technologies, Inc.

The Company’s ability to continue operations is dependent on its ability to sustain sales and maintain adequate margins on sales, as well as its ability to maintain its credit facilities.  In addition, if the Company is unable to sustain sales at current levels and sustain positive cash flows from operations and extend the Company’s line of credit, it would be unable to meet its debt service requirements and may be forced to cease operations and / or liquidate assets.

Accordingly, there can be no assurance that the Company will continue as a going concern in its current form.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

                The Company’s net sales of $2,338,739 for the third quarter ended September 30, 2005 increased by 17% or $341,975 from $1,996,764 for the same period in 2004.  The Company’s net sales of $5,741,443 for the nine months ended September 30, 2005 decreased by $65,014 or 1% from $5,806,457 for the same period in 2004.  Net sales from the Company’s major product lines for the third quarter and nine months ended September 30, 2005 compared to the same periods in 2004 are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2005	2004	2005	2004
Medical	$963,403	$488,083	$2,339,807	$1,760,714
Magnets	$126,266	$167,806	$349,239	$402,949
Industrial	$187,155	$231,661	$777,267	$686,940
Contract Mfg	$270,731	$195,537	$783,157	$944,612
Conveyors	$774,596	$894,156	$1,444,115	$1,901,093

                Sales to the Company’s largest customer, Customer A, were $922,396 or 39% of net sales for the third quarter of 2005 compared to $492,172, or 25% of net sales for the same period in 2004.  Sales to Customer B, the Company’s second largest customer were $270,668 or 12% of net sales for the second quarter of 2005 compared to $387,497 or 19% of sales for the same period in 2004.  Sales to the Company’s largest customer, Customer A, were $2,217,963 or 39% of net sales for the nine months ended September 30, 2005 compared to $1,677,768, or 29% of net sales for the same period in 2004.  Sales to Customer B, the Company’s second largest customer were $719,859 or 13% of net sales for the nine months ended September 30, 2005 compared to $1,001,132 or 17% of sales for the same period in 2004.

                Gross profit was $526,602 or 23% for the third quarter ended September 30, 2005, compared to $433,915 or 22% for the same period in 2004.  Gross profit increased by $92,687 or 21% due to increased sales in the third quarter of 2005.  Gross profit was $1,095,091 or 19% for the nine months ended September 30, 2005, compared to $940,579 or 16% for the same period in 2004.  Gross profit increased due to growth in higher margin sales and reductions in production costs.  The gross profit for future quarters is dependent on the volume of sales and the product mix.

                Selling, general and administrative expenses were $334,695 or 14% of net sales for the third quarter of 2005 compared to $279,296 or 14% of net sales for the same period in 2004.  The increase for the quarter ended September 30, 2005 of $55,399 or 20% is due to higher administrative expenses.  Selling, general and administrative expenses were $765,795 or 13% of net sales for the nine months ended of 2005 compared to $787,031 or 14% of net sales for the same period in 2004.  The decrease for the nine months ended September 30, 2005 of $21,236 or 3% is due to lower overall administrative expenses.

                In the third quarter of 2005 the Company had operating income of $191,907 or 8% compared to $154,619 or 8% for the same period of 2004.  The operating income increased for the third quarter by $37,288 or 24% due to the reasons discussed above.  For the nine months ended September 30, 2005, the Company had operating income of $329,296 or 6% compared to operating income of $153,608 or 3% for the same period of 2004.  The increase of $175,748 is due to the reasons discussed above.

Interest expense increased 3% to $49,887 for the third quarter of 2005 from $48,448 for the third quarter of 2004. Other income (expenses) net, increased to $7,804 compared to $430 in the same period of 2004.  Interest expense decreased 44% to $126,880 for the nine months ended September 30, 2005 from

$224,881 for the nine months ended September 30, 2004.  Other income (expenses) net, decreased  to $7,804 compared to other income of $11,838 in the same period of 2004.

The Company recorded net income for the third quarter ended September 30, 2005 and did not record a provision for income taxes and, generally, does not pay regular income taxes because of the availability of its net operating loss carry forwards.

The effect of inflation on the Company’s results has not been significant.

Net income for the third quarter of 2005 was $149,824 or $0.02 per basic share and $0.02 per diluted share, compared to a net profit of $105,741 or $0.01 per basic and diluted share for the third quarter of 2004.  The net income is due to the reasons discussed above.  Net income for the first nine months of 2005 was $210,220 or $0.02 per basic share and $0.02 per diluted share, compared to a net loss of $59,435 or ($0.01) per basic and diluted share for the nine months of 2004.  The net income and losses are due to the reasons discussed above.

Liquidity and Capital Resources

At September 30, 2005, the Company had a working capital deficiency of $2,822,551, compared to a working capital deficiency of $3,039,095 at December 31, 2004. The current ratio was .47 at September 30, 2005 and .37 at December 31, 2004.  The increase in working capital is due to the reduction of debt as a result of profits.

Net cash used in operating activities was $183,457 for the nine months ended September 30, 2005, compared to net cash used in operating activities of $509,986 for the comparable period in 2004.  The decrease in cash flows used in operating activities for the nine months ended September 30, 2005, from the comparable period in 2004, was due primarily to net income from operations and operational improvements.

Net cash used in investing activities for the nine month period ended September 30, 2005 was $78,153, compared to $26,643 used in investing activities in the same nine month period in 2004.  The change was due to increased expenditures in capital equipment. The Company does not anticipate any material commitments for capital expenditures for the next 12 months.

Net cash provided by financing activities was $324,639 for the nine month period ended September 30, 2005, compared to cash provided by financing activities of $536,629 for the same period in 2004.  The change was primarily due to the reasons discussed above.

The Company entered into its second amended and restated credit agreement on June 30, 2005.  The credit facility under the Company’s second amended and restated senior credit agreement consists of an asset-based line of credit with availability of up to $1,200,000, subject to a borrowing base limitation of 80% of the Company’s eligible accounts receivable plus 40% of eligible raw materials and 30% of eligible finished goods.  As of September 30, 2005, the Company had borrowed $837,062 under the credit facilities. The proceeds were used to fund operating activities.   Based on the current second amended and restated credit agreement, current sales, inventory, and cash needs, the Company sustains an average availability of credit of approximately $150,000 and believes it will have adequate capital for the next 12 months.

The credit facility is collateralized by all of the Company’s assets, except for certain equipment obtained with purchase-money financing. The bank may at any time apply the funds available in any Company bank account against the outstanding loan balances.  The asset-based line of credit bears interest at the bank’s reference rate plus 2.0% and matures in June 2006 (effective rate of 8.75% at September 30, 2005).

The line of credit is due on demand; accordingly, this amount has been classified as a current liability in the Company’s September 30, 2005 and December 31, 2004 balance sheets.

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

Troubled Financial Condition and Management’s Plans

Management’s plans and objectives to improve the financial condition of the Company include the following:

•         Grow sales of new and existing customers offering the application of MagStar’s strengths, which are factory and laboratory automation conveyors, motion control devices, oil and medical centrifuges, and medical devices.

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

Summary

The improved operating performance for the nine month period ending September 30, 2005 is the result of operational efficiencies and improvements at a constant and measured pace, debt restructuring, and a balanced approach to the risk management of operations and sales.  With the appropriate managerial policy actions, the upside and downside risks to the attainment of both sustainable growth and operational stability should be kept roughly equal.  Management is cautiously optimistic and intends to respond to changes in economic prospects as needed to fulfill its obligation to prudent fiscal management and stable and fiscally responsible growth, while focusing on its profitable strengths and advantages.

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

PART II:

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On July 25, 2005, the Company issued 54,182 shares of Common Stock to a former employee of the Company in satisfaction of a retirement benefit obligation owed to such former employee by the Company.  The Company issued the shares in reliance of an exemption from registration under section 4(2) of the Securities Act of 1933, as amended, for offers and sales of securities that do not involve a public offering.  The shares may not be transferred absent registration or an applicable exemption from registration requirements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                The Company did not submit any matters to a vote of the security holders during the quarter ended September 30, 2005.

                The Company inadvertently failed to disclose matters submitted to a vote of the security holders occurring during the quarter ended June 30, 2005, and accordingly provides such disclosure herein as follows.

                The Company held an annual meeting of its Shareholders on Friday, June 10, 2005.

                Richard F. McNamara, James L. Reissner and Michael J. Tate were re-elected as directors of the Company, and Robert L. Stehlik and James H. Zavoral, M.D. were elected to the Board as new directors.  Each director or nominee received the following votes:

	Shares
	In Favor	Withhold Authority

Mr. McNamara	7,954,013	0
Mr. Reissner	7,954,013	0
Michael J. Tate	7,954,013	0
Robert L. Stehlik	7,954,013	0
James H. Zavoral, M.D.	7,954,013	0

Additionally, the Shareholders ratified the appointment of Virchow, Krause & Company, LLP as independent auditors of the Company for the year ending December 31, 2005 with the following vote: 7,953,864 shares in favor, 7,275 shares voting against and 10,910 shares abstaining.

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

MAGSTAR TECHNOLOGIES, INC.
(Registrant)

Date: November 3, 2005	By:	/s/ Jon L. Reissner
Jon L. Reissner
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 3, 2005	By:	/s/ Joseph A. Petrich
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