Form 10KSB
period 2005-12-31
MAGSTAR TECHNOLOGIES INC
filed 2006-04-10
CIK 83490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

☒         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005

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

Check whether the issuer is not required to filed reports pursuant to Section 13 or 15(d) of the Exchange Act  YES ☒   NO  ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☐    NO  ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Securities Exchange Act.

YES  ☐        NO  ☒

The Registrant’s revenues for the fiscal year ended December 31, 2005 were $8,104,646.

The aggregate market value of the common stock of the Company held by non-affiliates as of March 24, 2006 was approximately $5,365,720 (based on the last sale price of the common stock on that date).

The total number of shares of the Company’s common stock outstanding on March 24, 2006 was 9,130,723 shares.

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

In addition, the Company has historically had a high concentration of business with one major customer. The risks and uncertainties the Company faces include, but are not limited to, the ability to expand sales and product offerings, to develop a reputation in manufacturing products for select industries such as medical industries and factory and laboratory automation, to manufacture and ship in a timely manner and to the ability to acquire raw materials, as well as the risks and uncertainties described in “Management’s Discussion and Analysis or Plan of Operations” in this Report.

ITEM 1.               DESCRIPTION OF BUSINESS.

Business Overview

MagStar Technologies, Inc. (“MagStar” or the “Company”) is a leading global provider of products, technologies, solutions, and services to businesses of all sizes. Our offerings include:

•                  Quickdraw Conveyors

•                  Spindles and Motion Control

•                  Industrial Centrifuges

•                  Contract Manufacturing

MagStar is a publicly owned company headquartered in Hopkins, Minnesota that trades over the counter on the Bulletin Board (“OTCBB”) under the symbol “MGST.”

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

Products and Services

MagStar is a manufacturer of material handling, motion control, magnetic assemblies, and contract manufactured parts and devices. MagStar’s primary product is Quickdraw brand conveyor systems, used in factory and laboratory automation. MagStar also manufactures customized motion control products, spindles, medical devices, and its other proprietary product, oil centrifuges. MagStar offers engineering, precision machining, and assembly strengths. Products include conveyors for high tech manufacturing, assembly, and laboratory processes, custom servo motors and spindles, motion control devices, linear slides, disposable-based medical centrifuges, and oil centrifuges.

PROPRIETARY PRODUCTS

Conveyors

MagStar’s Quickdraw Conveyor product line is marketed to automation integrators, process upgrades, and OEMs seeking to automate a process that had been previously accomplished manually in factories and laboratories. Typical processes include factory assembly, inspection, laboratory analysis, testing, and packaging. Industries using these products include high-tech manufacturers, semi-conductor, academic and research institutions, microelectronics, biotech, and automotive. These industries are continually striving to increase productivity, decrease rejected products, and minimize workers exposure to strenuous and tedious operations or hazardous environments. MagStar makes five types of modular, low profile conveyor systems, three with slip roller accumulation, one with a belt edge drive, and one with individual drives. Each provides electrostatic discharge protection, low power consumption, and are clean room certified.

Spindles/Motion Controlled Devices:

Spindles and motion control devices are predominantly manufactured per customer specification for assemblies whose uses range from medical centrifuges to silicon wafer saws to printed circuit board saws, routers, and optical inspection systems. The Company’s spindles are used to position various devices which allow for greater flexibility in the customer’s designated processes. One customer’s spindle application includes electronically controlled feedback devices and is used in optical inspection systems. Another spindle manufactured for a customer controls various medical nuclear imaging devices on gantry-mounted systems. Blood centrifuge spindle assemblies and devices allow for high-speed separation of blood into various components and are used in operating rooms, laboratories and blood banks.

Industrial centrifuges

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

CONTRACT MANUFACTURING

Precision Magnet Assemblies

The Company builds precision magnet assemblies for aerospace, medical, and motion controlled applications. These assemblies generally include high-energy permanent magnetic material that may be components of machined parts or sub assemblies of rotors, pumps, stators, motors, and directional control devices.

Production machining

The Company designs and machines metal parts for a small number of customers. The Company has unique expertise in CNC machining precision, close tolerance components.

Technology

MagStar has technical abilities in the following areas:

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

Markets

MagStar supplies its products and services to OEMs in the following markets:

High Tech Manufacturing and Laboratory Automation

MagStar’s conveyor line provides solutions for a variety of markets, usually integrated into larger manufacturing solutions for markets such as automated assembly of electronics and medical devices, semiconductors, wafer boards, flat screen monitor components, fluid analysis, pharmaceuticals, and medical devices. The conveyor line also is frequently used in laboratory automation.

Motion Control

MagStar is a supplier of custom spindle/electric motor assemblies for high technology applications. These applications require state of the art capabilities for large OEM market leaders. Precision magnet assemblies and magnetizing capabilities along with precision movement and placement systems from Quickdraw technology contribute to and broaden the Company’s capabilities.

Medical

MagStar is a manufacturer of blood separation spindle devices used in analysis and component isolation of whole blood. MagStar’s primary customer is a leading supplier of automated blood processing systems which provides readily available blood components for pharmaceutical use or patient transfusions. These products are used in operating rooms and in many of the world’s blood banks and laboratories. Other blood centrifuge applications include the market for thrombin-based orthobiologics. The Company also manufactures medical components used in blood circulatory devices.

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

Filtration/High Tech Separation

MagStar is a manufacturer of centrifugal separation and filtering spindle devices used with a variety of liquids including water and gaseous streams. These devices are used to remove a variety of mineral particulate and biological material.

Strategy

The Company is strategically focused on growing its Quickdraw Conveyors and establishing itself as a premiere manufacturer of custom and standard spindles. While the Company intends to continue its contract manufacturing businesses, the Company views Quickdraw Conveyors, spindles, and motion control as its primary growth opportunities. MagStar is also developing the distribution channels for its proprietary oil and industrial centrifuge products.

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

Customers

In 2005, the Company had sales to its largest customer of $3,373,257, approximately a 53% increase from sales of $2,198,158 to the same customer in 2004. This customer accounted for approximately 42% of the Company’s sales in 2005. Sales with this customer are expected to remain at current levels and possibly increase in 2006. Sales in 2005 to the Company’s second largest customer were $1,039,926, compared to $1,207,999 in 2004. This accounted for approximately 16% of the Company’s 2005 sales. The decrease of $168,073, or (14%), from 2004 sales to the customer is due to cyclical demand from this customer originating in the semiconductor industry. The Company anticipates sales to this customer to remain at current levels and possibly increase in 2006.

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

Competition

With regard to the Quickdraw Conveyor product group, there are many manufacturers of parts and components used in these systems. However, the Company is not aware of any other manufacturers that also have the ability to engineer and manufacture high performance, precision, custom designed and highly cosmetic conveyors for these markets to the satisfaction of its customers. It believes that its high speed, high precision and high performance products give it the ability to compete effectively in the conveyor market.

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

Research and Development

The Company conducts customer funded research and development activities primarily related to design and prototype development of customer’s products or customer’s requests and, to a lesser extent, products sold under the Company’s trade names. The Company also provides some engineering services to support its customers in the development of new products, including enhancements to current products. In 2005 and 2004, the Company collected $0 and $125,000 respectively, in research and development fees. There were no significant research and development expenses that were not customer funded in 2005 or 2004, nor does the Company anticipate significant expenses of this nature in 2006.

Intellectual Property

The Company has three patents on its Quickdraw Conveyor products. The Company has trademarks on its oil centrifuge product and conveyor products.

The Company has its employees sign confidentiality and nondisclosure agreements at the time of hiring. The Company also requires certain vendors to sign such agreements.

Backlog

The Company makes product forecasts for future delivery based upon frequently updated information from customers; such forecasts are then adjusted or replaced by actual purchase orders or production releases. The Company’s backlog of orders and releases on December 31, 2005 was approximately $4.2 million, compared to approximately $2.7 million on December 31, 2004. The Company’s backlog often fluctuates because of blanket orders placed by customers who schedule delivery of the product over future months. The usual period between receipt of an order for a new assembly and the first delivery of the product by the Company is 2 to 6 months. The delivery period for subsequent orders generally is shorter. The Company believes its backlog is firm.

Employees

As of December 31, 2005, the Company had 57 employees, which includes 56 full time employees and 1 part time employee. As of December 31, 2004, the Company had 68 employees, which included 67 full time employees and 1 part time employee. One executive officer who makes significant contributions to the business of the Company is not an employee of the Company.

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

In addition, on May 1, 2004 the Company subleased approximately 2,000 square feet of its facility to a different unrelated party on a month to month basis. The sublease provides for annual income of $12.00 per square foot, or $24,000 per year.

ITEM 3. LEGAL PROCEEDINGS.

None.

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

		High	Low
2005:	First Quarter	$.65	$.45
	Second Quarter	$.45	$.40
	Third Quarter	$.75	$.40
	Fourth Quarter	$.65	$.45
		High	Low
2004:	First Quarter	$1.25	$.65
	Second Quarter	$1.15	$.75
	Third Quarter	$1.13	$.80
	Fourth Quarter	$1.00	$.70

Holders

As of March 24, 2006 there were approximately 1,066 registered record holders of the Company’s common stock and 3 record holders of the Company’s Series A preferred stock.

Dividends

No cash dividends were declared or paid by the Company during 2004 or 2005, and the Company does not intend to pay dividends on its common stock or Series A preferred stock in the foreseeable future.

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

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

General

Through most of 2005, the Company experienced sustained sales for its blood centrifuge spindles and conveyors to the Company’s largest customers compared to 2004. Quickdraw Conveyor and spindle orders account for the majority of the December 31, 2005 backlog. The Company sees conveyor and spindle sales growing and being important to the Company’s strategic growth. There can be no assurance that sales to the Company’s largest customers, or that sales of other products will be sufficient to allow the Company to maintain positive cash flow or profitability.

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

Inventory Valuation

The Company considers recent historic usage and further demand in estimating its net realizable value of its inventory. Inventory at December 31, 2005 reflects write-downs of $210,000. Should it be determined that write downs are insufficient, then the Company would be required to record additional inventory write-downs, which would have a negative impact on gross profit.

Revenue Recognition

The Company recognizes sales when products are shipped, collectability is probable and the sales price is fixed or determinable.

Results of Operations

Total revenues for 2005 were $8,104,646, compared to $7,350,319 for 2004. As part of the Company’s strategic initiatives, revenue classifications have been reclassified for 2006 and forward. Based on the former classifications, the Company’s sales were as follows:

	2005	2004
Medical	$3,605,594	$2,584,223
Magnets	484,123	511,235
Industrial	918,952	883,410
Contract manufacturing	1,101,468	1,159,995
Quickdraw Conveyors	1,937,525	2,245,695

The Company’s new classifications are now Quickdraw Conveyors, Spindles and Motion Control, Industrial Centrifuges, and Contract manufacturing. Net sales for 2005 and 2004 were as follows:

	2005	2004
Quickdraw Conveyors	$1,937,525	$2,245,695
Spindles and Motion Control	3,780,717	2,648,652
Industrial Centrifuges	918,952	883,410
Contract manufacturing	1,410,467	1,606,801

Based on the previous sales classifications, net sales for 2005 from medical, industrial, magnetic, high tech/contract manufacturing and Quickdraw conveyors were, respectively, $3,605,594, $484,123, $918,952, $1,101,468, and $1,937,525. Net sales for 2004 from medical, industrial, magnetic, high tech/contract manufacturing and Quickdraw conveyors were, respectively, $2,584,223, $511,235, $883,410, $1,159,995 and $2,245,695. Based on the new sales classifications, net sales for 2005 from Quickdraw Conveyors, Spindles and Motion Control, Industrial Centrifuges, and Contract manufacturing were, respectively, $1,937,525, $3,780,717, $918,952, and $1,410,467. Net sales for 2004 from Quickdraw Conveyors, Spindles and Motion Control, Industrial Centrifuges, and Contract manufacturing were, respectively, $2,245,695, $2,648,652, $883,410, and $1,606,801.

The Company’s net sales increased by approximately 10% in 2005 from 2004, compared to an increase in net sales of 18% in 2004 from 2003. Sales are not subject to seasonal volatility. The increase in sales from 2005 over 2004 is due to slightly increased demand from the Company’s largest customer. The sales growth is also attributable to the Company completing significant operational and financial restructuring and placing strategic emphasis on increasing sales.

Cost of sales was $6,552,155 for 2005, compared to $6,296,416 in 2004, an increase in the cost of sales of approximately 4%. While the cost of sales increased in 2005 over 2004, gross profit dollars also increased. The increase in the cost of sales reflects increased sales and proportional improvements in cost control and management of variable expenses including labor, benefits, and process and productivity improvement.

Gross profit was $1,552,491, or 19% for 2005, compared to $1,053,903 or 14% in 2004. This increase in gross profit was due to the factors discussed above.

Selling, general and administrative expenses were $1,217,782 or 15% of net sales in 2005, compared to $1,082,553 or 15% of net sales in 2004. The 11% increase in selling, general and administrative expenses is due primarily to an increase in sales expenses including trade shows, advertising and sales commissions.

As a consequence of the foregoing factors, the Company had operating income in 2005 of $334,709, compared to an operating loss of $28,650 in 2004, an increase of approximately 1,268%.

Interest expenses in 2005 were $149,669, compared to $238,194 in 2004. The decrease in interest expense is due to restructuring of related party debt which included $4,300,754 of debt forgiveness (refer to related party debt forgiveness in 2004.)  Total other income, net of interest expenses in 2005 was $7,804, compared to $53,527 in 2004.

Total other expense, net in 2005 was $141,865, compared to total other expense, net in 2004 of $184,667 other income, net, a decrease of $42,802 which was primarily due to a lower average loan balance on the bank line of credit in 2005 compared to 2004.

The effect of inflation on the Company’s results has not been significant.

In 2005, the Company had net income of $192,844, or $.01 per basic share, compared to a net loss of $213,317 or $0.03 per basic share for 2004. Net income for 2005 was $.01 per diluted share, compared to a net loss of $0.03 per diluted share for 2004. Net income or loss is due to the reasons discussed above.

The Company recorded net income for 2005. Generally, the Company does not pay regular income taxes because of the availability of its net operating loss carry forwards.

Liquidity and Capital Resources

At December 31, 2005, the Company had a working capital deficit of $3,004,467, compared to a working capital deficit of $3,039,095 at December 31, 2004. The current ratio was .44 at December 31, 2005, compared to .37 at December 31, 2004. The decrease in the working capital deficit and the increase in the current ratio are primarily due to a decrease in senior debt.

The Company had positive cash flows from operations of $34,972 for the year ended December 31, 2005, compared to negative cash flows from operations of $161,982 for the year ended December 31, 2004. The Company’s ability to meet its continuing cash requirements in the future is dependent on sustaining adequate sales and margins from its manufacturing operations.

Net cash (used in) investing activities was $85,328 for the year ended December 31, 2005, compared to net cash (used in) of $30,509 for the year ended December 31, 2004.

Net cash provided by financing activities was $50,456 for the year ended December 31, 2005, compared to cash provided by financing activities of $192,491 for the year ended December 31, 2004.

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

The Series A Preferred is convertible at any time, without the payment of any additional consideration, into fully paid and nonassessable shares of common stock on a one for one basis subject to anti-dilution. The Series A Preferred generally votes with the common stock on matters submitted to the shareholders, with each share of Series A Preferred having that number of votes that is equal to the number of whole shares of common stock into which such share of Series A Preferred is then convertible. The Series A Preferred is entitled to 9% dividends in preference to any dividends paid on the common stock, but such 9% dividends are payable only if, as and when declared by the Company’s board of directors.

Equipment Lease Financing

On March 21, 2001, the Company entered into two sale-leaseback agreements with Activar Properties, Inc. (“Lessor”), which is principally owned by a major shareholder and director of the Company. Proceeds from the sale-leaseback were used to pay off Term Note B (as defined below) in the principal amount of $1,027,000 plus accrued interest due to the bank and pay off $540,034 owed to the Lessor for equipment purchases. The Lessor has assigned its rights under these leases to its bank.

Under these agreements, the Company had leased two sets of equipment for terms of 61 months and 25 months, respectively, and for monthly payments of $30,279 and $17,399, respectively. On January 1, 2003, the Company amended its equipment lease reducing the payments to $45,646 for a term of 60 months. Again on April 1, 2004, these leases were amended as part of the fifth amendment to the Company’s amended and restated credit agreement, as described in more detail below. The Company amended the leases on April 1, 2004 whereby the minimum lease payments for the remainder of 2004 and 2005 were waived. Monthly lease payments in 2006 and 2007 would be $20,000 per month (the ending date of the leases were not changed due to the amendment that occurred on April 1, 2004). The Company believes that the amendments to the leases were necessary in order to amend the credit agreement and extend it to June 2005. The result of these amendments was reflected in the Notes to the Financial Statements hereto. In June 2005, the Amended and Restated Credit Agreement was extended to June 2006.

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

Throughout 2004 and 2003, the Company borrowed monies from Activar, Inc. to fund operations. These loans are due on demand and accrued interest at 10% through September 2002, at which time the interest rate was lowered to 6%. This lending arrangement was converted into a revolving credit arrangement with Richard F. McNamara and affiliates on January 1, 2003 with interest remaining at 6%. The Company believes that the terms and conditions of the promissory notes given to Activar, Inc. are at least as favorable as the terms and conditions on which the Company could have obtained credit from an unaffiliated third party. For the year ended 2005, all accrued interest related to these notes was forgiven which was approximately $90,000.

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

The Company entered into its second amended and restated senior credit agreement with US Bancorp on June 30, 2005. The extended asset-based line of credit bears interest at the bank’s reference rate plus two percent, has availability of $1,200,000 subject to a borrowing base limitation of 80% of the Company’s eligible accounts receivable plus 40% of raw materials and 30% of finished goods and will expire on June 30, 2006. The credit facilities are collateralized by substantially all the assets of the Company.

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

Expected Capital Needs for 2006

The Company does not expect capital needs in 2006 to exceed the capacity of its asset based line of credit as allowable receivables and inventory borrowings are expected to cover operating requirements. While the asset based line of credit expires in June 2006, the Company believes it will be able to replace this facility. The Company believes that cash from operations, and renewal of and advances from its credit facility will provide enough liquidity for at least the next 12 months of operations.

Business Conditions

The Company recognized net income of $192,844 for the year ended December 31, 2005, and has a working capital deficit and stockholders’ deficiency of $3,004,467 and $4,510,158, respectively, at December 31, 2005.

Management’s plans and objectives to improve the financial condition of the Company are based on a strategy to become a technology leader in conveyor, spindle, and motion control design and production by being a product focused company, growing sales, reducing debt, and accumulating cash.

Steady growth may be achieved by identifying the Company’s core business (conveyors, motion control and spindles), seeking relationships that move beyond the manufacturing of specific parts and into the preparation of sub-assemblies and completed assemblies for its customers, developing a focus towards proprietary products and away from contract manufacturing and building long-term, sustainable comparative advantages over competitors. The Company seeks to become involved with its customers early in their development and design process allowing the Company to participate in the earlier, higher value added stage of product development and to establish a closer working relationship with its customers.

The Company intends to add new conveyor, spindle, and motion control customers by expanding its distribution network, creating strategic alliances, and new marketing initiatives. The Company seeks to pursue a course investing in market driven research and development that will lead to innovation and new value propositions in the future, establishing a reputation and expertise for product development. The Company seeks to be identified as a conveyor, motion control, and spindle manufacturer and intends to focus on higher value added products that allow it to use its design, manufacturing, and engineering capabilities.

Cash control, cost management, and margin preservation are fundamental to the Company’s profitability. Any new corporate strategies considered must be accountable to existing headcounts and capital resources meaning the Company must resist strategies that require significant inflows of capital, unless capital can be prudently raised. Other priorities include recapitalizing the balance sheet, generating liquidity, monitoring and changing processes to increase productivity, and strategically adding key managers and operational expertise as a measured response as required in a prudent and responsible manner. The Company also has excess capacity. Through mergers, acquisitions and organic growth, it believes it can increase its revenues while incurring proportionally less additional overhead. By increasing productivity, improving cost control, reducing expenses and keeping expenses in proportion to the Company’s current sales level, the Company intends to sustain positive cash flow.

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

Summary

The Company feels that 2005 showed improvements over 2004 due to strategic improvement in sales and marketing, better management of variable expenses, including labor, employee benefits, and process and productivity improvements, in addition to broadening the customer base. Productivity improvements, cost control measures, profitability, and growing sales remain the highest priorities for the Company. The Company feels that it has established a trend in growing sales, productivity improvement and cost control. There can be no assurance that these achievements, actions, and future actions, if necessary, will be sufficient for the Company to meet its continuing cash flow requirements in the future or return to profitability.

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

Off-Balance Sheet Arrangements

During the year ended December 31, 2005, the Company did not engage in any off-balance sheet arrangements as defined in item 303(c) of the SEC’s Regulation S-B.

Factors That May Affect Future Results

Dependence on Major Customers. Sales were affected by increases in sales to major medical and conveyor customers in 2005. These increases were driven by higher demand and reduced customer inventories. The Company continues to take orders from these major customers and expects overall business with such customers to remain steady for 2006 or increase. However, no assurance can be given that sales to these customers will reach or exceed previous levels. The Company has no production contracts with its major customers and believes that reductions in orders from these customers would have material adverse effects on future operating results. The Company continues to pursue customer diversification to reduce dependence on sales to its significant customer.

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

Impact of Recent Accounting Pronouncements.

In November 2004, FASB issued Statement of Financial Accounting Standards (SFAS) No. 151 “Inventory Costs” which amends the guidance in ARB No. 43, Chapter 4 “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges.” SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS No, 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after the date SFAS No. 151 was issued. SFAS No. 151 shall be applied prospectively. The Company does not expect the adoption of SFAS No. 151 to have a material effect on its financial statements.

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

ITEM 8B.                                            OTHER INFORMATION.

Not applicable.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors and Executive Officers of the Registrant

Name	Age	Position

Richard F. McNamara	73	Chairman of the Board and Director

James L. Reissner	66	Director, Former Chief Executive Officer, President, and Secretary

Michael J. Tate	66	Director and Former President, Chief Executive Officer and Chief Financial Officer

Robert L. Stehlik	67	Director

Dr. James H. Zavoral	67	Director

Jon L. Reissner	36	Chief Executive Officer, President, and Secretary

Joseph A. Petrich	45	Treasurer and Chief Financial Officer

Duane R. Bryngelson	44	Chief Operating Officer

Theodore A. Colvin	60	Vice President of Sales and Marketing

David E. Helgerson	43	Chief Technology Officer

Mr. McNamara has served as Chairman of the Board and as a director of the Company since October 2000. Mr. McNamara has been a director of various other public companies including Rimage Corporation and TCF Financial Corporation and was also member of the University of Minnesota Board of Regents. Mr. McNamara is a graduate of the University of Minnesota.

Mr. James L. Reissner has served as a director of the Company since October 2000. From September 2001 to August 2004, Mr. Reissner served as the Chief Executive Officer of the Company and as President of the Company from October 2002 until August 2004. He served as Secretary of the Company from October 2000 until August 2004. Mr. Reissner also served as Chief Financial Officer from September 2001 to March 2002. Mr. Reissner has been President of Activar, Inc. since January 1996 and served as Chief Financial Officer of Activar from 1992 until becoming President. Mr. Reissner is a director of several other public companies, including the Chairman of the Board of Rimage

Corporation and a member of the Board of Winland Electronics. Mr. Reissner is a graduate of Macalester College in Minnesota.

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

Mr. Stehlik has been a director since 2005 and has been an independent Director of Kopp Emerging Growth Fund since September 1997. Mr. Stehlik is retired and served as Vice President of Peoples Bank of Commerce, Minneapolis, MN, from September 1998 to September 2003. For four years prior to that, Mr. Stehlik served as the Senior Vice President of Richfield Bank and Trust Co., based in Richfield, MN. Prior to his service at Richfield Bank, Mr. Stehlik served in various capacities at First Bank (now US Bank) from 1961 to 1994, including as a Senior Vice President and as President of the Southdale Branch from 1982 to 1991.

Dr. Zavoral has been a director since 2005 and is a practicing clinical and research cardiologist. Dr. Zavoral is a graduate of the University of Minnesota Medical School and University of St. Thomas. Since 1992, Dr. Zavoral has been the Director of the Preventive Cardiology Institute. Dr. Zavoral is also an Assistant Professor at the University of Minnesota. He is the author of 55 peer-reviewed journal articles and is the past President of the Minnesota Chapter of the American Heart Association. Dr. Zavoral specializes in preventive cardiology, treatment of hypertension, hyperlipidemia, diabetes and obesity. Dr. Zavoral is a principal investigator for Radiant Research Company conducting Phase I-IV Human Clinical Trials for the biopharmaceutical industry. He has earned international recognition for his achievements in lipids and obesity research. Dr. Zavoral is a Fellow of the American Heart Association.

Mr. Jon L. Reissner has served as President, Chief Executive Officer and Secretary since August, 2004. Formerly and since May 2002, he was the Company’s Director of Finance. Since May 2002, Mr. Reissner has served on a part-time consulting basis for Activar, Inc., performing corporate and real estate financing services. From November 2001 to May 2002, he was employed by Vermillion State Bank in Hastings, Minnesota, performing commercial lending and general banking functions. From 1992 to 2000, Mr. Reissner served as a Director of Capital Markets and traded Fixed Income Securities and derivatives and also structured Asset Backed Securities for GMAC-RFC, a division of General Motors. Mr. Reissner is also the Chairman of the St. Johns University Private Investment Fund Advisory Board and is a member of the Finance Committee for The Association for Laboratory Automation. Mr. Reissner received his Bachelor of Science degree in Economics from St. Johns University in Collegeville, Minnesota and his Masters of Business Administration from the University of St. Thomas.

Mr. Petrich has served as Treasurer and Chief Financial Officer since March 2002. As of November 1, 2005, Mr. Petrich also serves as Chief Financial Officer of Activar, Inc. He joined Activar in 1997 as the Operations Manager for its Plastics Products Group and became General Manager of that group in 1998. The Activar Plastics Products Group includes Seelye Plastics, Eiler Plastics, Circuit Chemistry, and Afton Plastics. Prior to joining Seelye, Mr. Petrich was a controller for Frank W. Griswold and Companies from 1980 through 1994. He has served as General Manger/Vice President of Sentry Technologies and Sentry Metal Forming from 1994 through 1995, and served as Chief Financial Officer for Famous Dave’s of America from 1995 through 1996. Mr. Petrich is a graduate from Bethel College with a business management degree.

Mr. Bryngelson was appointed Chief Operating Officer on January 3, 2006. Prior to that, Mr. Bryngelson served as Vice President - Operations of the Company since September 2002. Mr. Bryngelson was the General Manager of Bending Technologies and Comfort Ride, members of the Activar group from 1995 to 2005. Mr. Bryngelson joined Bending Technologies in 1995 as the Director of Operations and took over as Director of Sales as well in 1997, before receiving his current and continuing role as General Manager in 1998. Mr. Bryngelson served as President of D & D Technical Design from 1991 to 1993 before joining Bending Technologies.

Mr. Helgerson has served as Chief Technology Officer since 2004. Prior to that, Mr. Helgerson had served as the Vice President of Product Development since March, 2001. Prior to joining MagStar, Mr. Helgerson was the President and CEO of Quickdraw Conveyor Systems, Inc., a Burnsville, Minnesota based manufacturer of proprietary conveyor systems and other factory automation devices. Mr. Helgerson has been awarded three patents in conveyor technology. He worked as a Test Engineer at Honeywell’s Defense Division (now Alliant Techsystems, Inc.) before joining Quickdraw. Mr. Helgerson is a graduate of the University of Minnesota with a Bacherlor’s Degree in Mechanical Engineering

Mr. Colvin has served as the Vice President of Sales and Marketing since January 3, 2006. Mr. Colvin was hired on December 1, 2005 as the Quickdraw Conveyor Product Manager. Since 1998 and prior to joining MagStar, Mr. Colvin was the Regional Sales Manager for NetManage. From 1996 to 1998, he was General Manager for INACOM Corp-Midwest. From 1992 to 1996, he was Consulting Services Manager at Digital Equipment Corp. From 1986 to 1992, he was District Sales Manager at Storagetek. From 1975 to 1986 he was a Health Industry Manager with IBM. Mr. Colvin served in the United States Marine Corps, attaining the rank of Captain and is a graduate of the University of St. Thomas with a degree in Political Science Degree.

Family Relationships

Jon L. Reissner, the current President and Chief Executive Officer of the Company, is the son of James L. Reissner, a director and former President and Chief Executive Officer of the Company.

Audit Committee; Audit Committee Financial Expert

The Board of Directors of the Company has an Audit Committee composed of James L. Reissner, Robert L. Stehlik, James H. Zavoral, and Michael J. Tate. The Audit Committee provides assistance to the Board in satisfying its fiduciary responsibilities relating to the accounting, auditing, operating and reporting practices of the Company. The Audit Committee reviews the Company’s annual financial statements, the selection and work of the Company’s independent auditors and the adequacy of internal controls for compliance with corporate policies and directives. The Audit Committee does not have a written charter.

Because Mr. Reissner is a former executive officer and is a principal shareholder of the Company, Mr. Reissner would not be considered “independent” under the Securities and Exchange Commission definition of that term. Messrs. Stehlik and Tate and Dr. Zavoral are all independent directors.

The Board of Directors has reviewed the education, experience and other relevant qualifications of Mr. Tate and Mr. Stehlik and has determined that these members meet the Securities and Exchange Commission definition of an “audit committee financial expert” and would also be considered

“independent” under the Securities and Exchange Commission definition of that term and under current Nasdaq listing standards..

The Board and Audit Committee have not yet established procedures for the handling of complaints regarding accounting, internal accounting controls or auditing matters.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the directors and executive officers of the Company and all persons who beneficially own more than 10% of the outstanding shares of common stock of the Company to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of the common stock. Executive officers, directors and greater than 10% beneficial owners are also required to furnish the Company with copies of all Section 16(a) forms they file. Based upon a review of the copies of such reports furnished to the Company and upon other information known to the Company, the Company believes that all filing requirements applicable to its directors, executive officers and beneficial owners of more than 10% of the Company’s outstanding shares of common stock were complied with during the fiscal year ended December 31, 2005, except for the transaction in the following table:

Name of Filer	Description of Transaction	Transaction Date	Filing Date

Duane R. Bryngelson	Option Grant	5/12/05	1/11/06

David Helgerson	Initial Form 3	Due on 7/11/05	7/21/05

Richard McNamara	Option Grant	6/10/05	3/28/06

Joseph A. Petrich	Option Grant	5/12/05	3/14/06

James L. Reissner	Option Grant Stock Grant Stock Grant	6/10/05 6/10/05 8/03/05	11/3/05 11/3/05 11/3/05

Jon L. Reissner	Option Grant	5/12/05	3/09/06

Robert L. Stehlik	Option Grant Stock Grant Stock Grant	6/10/05 6/10/05 8/03/05	9/1/05 9/1/05 9/1/05

Michael Tate	Option Grant Stock Grant Stock Grant	6/10/05 6/10/05 8/03/05	11/3/05 11/3/05 11/3/05

James Zavoral	Initial Form 3 Option Grant Stock Grant	Due on 6/20/05 6/10/05 8/03/05	6/30/05 9/8/05 9/8/05

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

ITEM 10. EXECUTIVE COMPENSATION.

Summary of Cash and Other Compensation

The following table provides summary information concerning cash and non-cash compensation paid to or earned by the Company’s Chief Executive Officer and executive officers of the Company who received or earned cash and non-cash salary and bonus of more than $100,000 for the fiscal year ended December 31, 2005.

Summary Compensation Table

	Annual Compensation		Long-Term Compensation
Name and Principal Position	Year	Salary ($)	Securities Underlying Options (#)	All Other Compensation ($)
Jon L. Reissner (1), Chief Executive Officer and President	2005 2004 2003	125,000 100,000 80,000	50,000 100,000 25,000	-0- -0- -0-

Joseph A. Petrich(2) Chief Financial Officer and Treasurer	2005 2004 2003	-0- -0- -0-	20,000 100,000 25,000	-0- -0- -0-

Theodore A. Colvin(3) Vice President of Sales and Marketing	2005 2004	128,000 8,000	5,000 -0-	-0- -0-

(1)                                  Jon Reissner became President and Chief Executive Officer in August, 2004

(2)                                  Joseph Petrich became Chief Financial Officer in March 2002.

(3)                                  Theodore Colvin was hired in December 2004 and became the Vice President of Sales in January 2006.

Option Grants

The following table sets forth information with respect to the grants of options to our Chief Executive Officer and other named executive officers of the Company during the fiscal year ended December 31, 2005.

Name	Number of Options Granted	Percent total options granted to employees in fiscal 2005	Exercise/base price ($)	Expiration Date
Jon L. Reissner	50,000	19.8%	$ 0.36	5/12/2015
Joseph A. Petrich	20,000	8.0%	$ 0.36	5/12/2015
Theodore A. Colvin	5,000	2.0%	$ 0.45	5/21/2015

Option Exercises and Values of Unexercised Options

The following table sets forth information regarding options to purchase Common Stock of the Company exercised by the named executive officers of the Company during the fiscal year ended December 31, 2005 and the number and value of unexercised options held by them at that date.

Option Exercises During Fiscal Year Ended December 31, 2005
and Fiscal Year End Option Values

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Unexercised Options At FY-end (#) Exercisable/ Unexercisable	Value of Unexercised in-the-Money Options at FY-end ($) Exercisable/ Unexercisable (1)

Jon L. Reissner	—	—	91,668 / 108,332	$26,917 / $12,583

Joseph A. Petrich	—	—	153,333 / 46,667	$44,600 / $3,200

Theodore A. Colvin	—	—	1,667 / 3,333	$250 / $500

(1)         These amounts represent the difference between the exercise price of the in-the-money options and the market price of the Company’s Common Stock on December 30, 2005 (the last trading date before December 31, 2005). The last reported sale on the OTC Bulletin Board on that date was at $0.60. Options are in-the-money if the market value of the shares covered thereby is greater than the option exercise price.

Director Compensation

On June 10, 2005, each of the directors, Richard McNamara, James Reissner, James Zavoral, Robert Stehlik, and Michael Tate, received options to purchase 15,000 shares of common stock at an exercise price of $0.40 per share (the closing price on the date of grant). Each option vests in three annual installments, beginning on the date of grant.

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

	Common Stock			Series A Preferred Stock		Common Stock and Common	Percent of Total Voting
Name and Address (1)	Number		Percent	Number	Percent	Stock Equivalents	Power
Jon L. Reissner	200,001	(2)	2.1%	—	0.0%	133,334	1.9%

Joseph A. Petrich	196,668	(3)	2.1%	—	0.0%	153,333	1.9%

Richard F. McNamara 7808 Creekridge Circle Suite 200 Minneapolis, MN 55439	2,531,667	(4)	27.0%	625,000	62.5%	3,156,667	30.2%

James L. Reissner 7808 Creekridge Circle Suite 200 Minneapolis, MN 55439	933,994	(5)	10.3%	250,000	25.0%	1,183,994	11.6%

Robert Stehlik 10313 Normandy Court Eden Prairie, MN 55347	7,027	(6)	0.2%	—	0.0%	7,027	0.1%

Michael J. Tate	800,430	(7)	8.7%	125,000	12.5%	925,430	9.0%

Dr. James R. Zavoral 6545 France Avenue South Edina, MN 55345	6,277	(8)	0.2%	—	0.0%	6,277	0.1%

Theodore A. Colvin	8,334	(9)	0.1%	—	0.0%	8,334	0.1%

Duane R. Bryngelson	178,334	(10)	1.9%	—	0.0%	178,334	1.7%

David Helgerson	95,001	(11)	1.0%	—	0.0%	95,001	0.9%

All executive officers and Directors as a group (10 persons)	4,902,731	(12)	48.0%	1,000,000	100.0%	5,902,731	52.6%

	Common Stock			Series A Preferred Stock		Common Stock and Common	Percent of Total Voting
Name and Address (1)	Number		Percent	Number	Percent	Stock Equivalents	Power
Perkins Capital Management, Inc. 730 East Lake Street Wayzata, MN 55391-1769	952,650	(13)	10.5%	—	0.0%	952,650	9.4%

(1)       Unless otherwise stated, the principal business address is 410 11th Avenue South,  Hopkins, MN  55343.

(2)       Includes 200,001 shares of common stock that Mr. Jon Reissner has the right to acquire within 60 days upon the exercise of options.

(3)       Includes options to purchase 196,668 shares of common stock which Mr. Petrich has the right to acquire within 60 days.

(4)       Does not include 625,000 shares of Series A Preferred Stock held by Mr. McNamara., which is convertible into 625,000 shares of common stock, but does include (i) 86,667 shares of common stock that Mr. McNamara has the right to acquire within 60 days and (ii) 250,000 shares of common stock that Mr. McNamara has the right to acquire within 60 days upon the exercise of warrants, (iii) 2,187,500 shares of common stock and (iv) 7,500 shares held by Activar Properties, Inc. Mr. McNamara is a principal and Chief Executive Officer of Activar Properties, Inc.

(5)       Does not include 250,000 shares of Series A Preferred Stock which is convertible into 250,000 shares of Common Stock, but includes (i) options to purchase 56,667 shares of common stock that Mr. Reissner has the right to acquire within 60 days.

(6)       Includes 5,000 shares of common stock that Mr. Stehlik has the right to acquire within 60 days upon the exercise of options.

(7)       Does not include 125,000 shares of Series A Preferred Stock, which is convertible into an aggregate of 125,000 shares of common stock, but includes options to purchase 121,058 shares of common stock that Mr. Tate has the right to acquire within 60 days.

(8)       Includes 5,000 shares of common stock that Dr. Zavoral has the right to acquire within 60 days upon the exercise of options.

(9)       Includes 8,334 shares of common stock that Mr. Colvin has the right to acquire within 60 days upon the exercise of options.

(10)     Includes 168,334 shares of common stock that Mr. Bryngelson has the right to acquire within 60 days upon the exercise of options.

(11)     Includes 95,001 shares of common stock that Mr. Helgerson has the right to acquire within 60 days upon the exercise of options.

(12)     Includes an aggregate of 832,728 shares of common stock and 250,000 shares of common stock that executive officers and directors have the right to acquire within 60 days upon the exercise of options and warrants, respectively.

(13)     According to a Schedule 13G/A, dated January 27, 2006, as filed with the Securities and Exchange Commission, Perkins Capital Management, Inc. has sole voting power with respect to 105,000 of such shares, and sole dispositive power over all such shares.

Equity Compensation Plan Information

The following table below presents the Company’s Equity Compensation Plan information as of December 31, 2005.

Plan Category	Number of securities to be issued upon exercise of outstanding options,warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,433,691	(1) (2)	$0.64	862,309	(3)

Equity compensation plans not approved by security holders	—		$—	—

Total	1,433,691		$0.64	862,309

(1) Includes 2,000,000 shares authorized for issuance pursuant to the 2001 Stock Option Plan and 250,000 shares authorized for issuance pursuant to the 2001 Employee Stock Purchase Plan, both Plans are registered by the Company on Form S-8 dated September 24, 2004. Under the 2001 Stock Option Plan, eligible recipients include all employees of the Company or any Subsidiary and any non-employee directors, consultants and independent contractors of the Company or any Subsidiary. Under the 2001 Employee Stock Purchase Plan only employees of the Company are eligible to participate.

(2) Includes 125,000 shares authorized for issuance pursuant to the 1997 Non-Employee Director Stock Option Plan, registered on Form S-8 dated August 10, 1998. These shares  may only be issued to directors that are not employees of the Company.

(3) Represents 487,309 shares remaining under the 2001 Stock Option Plan; 250,000 shares remaining under the  2001 Employee Stock Purchase Plan; and 125,000 shares remaining under the 1997 Non-Employee Director Stock Option Plan.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

From 2001 to 2005, the Company had borrowed monies from Activar, Inc. to fund operations. These loans are due on demand and accrued interest at 10% through September 2002, at which time the interest rate was lowered to 6%. This lending arrangement was converted into a revolving credit arrangement with Richard F. McNamara and affiliates on January 1, 2003 with interest remaining at 3%. The Company believes that the terms and conditions of the promissory notes given to Activar were at least as favorable as the terms and conditions on which the Company could have obtained credit from an unaffiliated third party. As of December 31, 2005, the Company had drawn $4,990,776 since 2001 under this arrangement.

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

Rent expense on the lease was $343,392 and $374,018 for the years ended December 31, 2005 and 2004, respectively. Included in rent expense is deferred rent of $343,392 and $272,018 for the years ended December 31, 2005 and December 21, 2004 respectively, as a result of the April 1, 2004 amendment.

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

The Company entered into its second amended and restated senior credit agreement with US Bancorp on June 30, 2005. The extended asset-based line of credit bears interest at the bank’s reference rate plus two percent, has availability of $1,200,000 subject to a borrowing base limitation of 80% of the Company’s eligible accounts receivable plus 40% of raw materials and 30% of finished goods and will expire on June 30, 2006. The credit facilities are collateralized by substantially all the assets of the Company.

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

PART IV

ITEM 13. EXHIBITS.

(a)                                  Exhibits

The exhibits to this Report are listed in the Exhibit Index on pages [52 to 56] of this Report.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

Audit fees billed to the Company by Virchow Krause & Company, LLP during the fiscal year ended December 31, 2005 and for review of our quarterly report on Form 10-QSB and annual report on Form 10-KSB for the same fiscal year totaled $64,678. In the fiscal year ended December 31, 2004, these fees totaled $38,640.

Financial Information Systems Design and Implementation Fees

The Company did not engage Virchow Krause & Company, LLP to provide advice regarding financial information systems design and implementation during the last fiscal year.

All Other Fees

Fees billed or expected to be billed to us by Virchow Krause & Company, LLP for all other non-audit services, including tax-related services, provided during the last fiscal year totaled $13,050. In fiscal year ended December 31, 2004 these fees totaled $7,170.

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

Dated: April 7, 2006	MAGSTAR TECHNOLOGIES, INC.

/s/ Jon L. Reissner
Jon L. Reissner
President and Chief Executive Officer.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jon L. Reissner	President and Chief Executive Officer	April 7, 2006

/s/ Joseph A. Petrich	Treasurer and Chief Financial Officer (Principal	April 7, 2006
Joseph A. Petrich	Financial Officer)

/s/ Jacqueline R. Mitchell	Controller	April 7, 2006
Jacqueline R. Mitchell

/s/ Richard F. McNamara	Director	April 7, 2006
Richard F. McNamara

/s/ James L. Reissner	Director	April 7, 2006

/s/ Michael J. Tate	Director	April 7, 2006
Michael J. Tate

/s/ Robert L. Stehlik	Director	April 7, 2006
Robert L. Stehlik

/s/ James H. Zavoral	Director	April 7, 2006
James H. Zavoral

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Stockholders and Board of Directors

MagStar Technologies, Inc.

Hopkins, Minnesota

We have audited the accompanying balance sheets of MagStar Technologies, Inc., as of December 31, 2005 and 2004 and the related statements of operations, stockholders’ deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MagStar Technologies, Inc. as of December 31, 2005 and 2004 and the results of its operations and cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

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

/s/ Virchow, Krause & Company, LLP

Minneapolis, Minnesota

February 24, 2006

MagStar Technologies, Inc.

Balance Sheets

At December 31, 2005 and 2004

	2005	2004
ASSETS
Current Assets:
Cash	$600	$500
Accounts receivable, net	1,024,035	583,401
Inventories	1,296,321	1,174,871
Other current assets	71,495	64,637
Total current assets	2,392,451	1,823,409

Property, plant and equipment, net	96,511	37,991
Patents	22,301	13,530
Total assets	$2,511,263	$1,874,930

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Senior debt	$519,649	$708,463
Capital lease obligations	48,137	80,129
Checks issued in excess of cash in bank	21,972	77,960
Accounts payable to related parties	—	60,205
Notes payable to related parties	3,071,154	2,746,154
Accounts payable	596,267	365,422
Accrued expenses	408,655	336,617
Short term deferred gain on sale – leaseback equipment	155,576	155,576
Short term deferred gain on sale – leaseback building	331,978	331,978
Current portion of deferred rent	243,530	—
Total current liabilities	5,396,918	4,862,504

Long-Term Liabilities:
Deferred gain on sale – leaseback equipment, net of current portion	155,576	311,152
Deferred gain on sale – leaseback building, net of current portion	885,274	1,217,252
Deferred rent, net of current portion	581,413	353,547
Deposits	2,000	2,000
Other liabilities	240	35,952

Total liabilities	7,021,421	6,782,407

Stockholders’ Deficiency:
Preferred stock, par value $.1875 per share, authorized 2,500,000 shares; 1,000,000 issued and outstanding	187,500	187,500
Common stock, par value $.1875 per share, authorized 30,000,000 shares; issued and outstanding 9,130,723 December 31, 2005 and 9,040,173 shares at December 31, 2004	1,712,011	1,695,032
Additional paid-in capital	22,557,683	22,420,483
Deferred compensation	(27,704)	(78,000)
Accumulated deficit	(28,939,648)	(29,132,492)

Total stockholders’ deficiency	(4,510,158)	(4,907,477)
Total liabilities and stockholders’ deficiency	$2,511,263	$1,874,930

The accompanying notes are an integral part of the financial statements.

MagStar Technologies, Inc.

Statements of Operations

For the years ended December 31, 2005 and 2004

	2005	2004

Net sales	$8,104,646	$7,350,319
Cost of sales	6,552,155	6,296,416

Gross profit	1,552,491	1,053,903

Selling, general and administrative expenses
Gains on sale – leasebacks	(487,554)	(487,554)
Other selling, general and administrative expenses	1,705,336	1,570,107

Total selling, general and administrative expenses, net	1,217,782	1,082,553

Operating income (loss)	334,709	(28,650)

Other income (expense):
Interest expense	(149,669)	(238,194)
Other, net	7,804	53,527

Total other income (expense), net	(141,865)	(184,667)

Net income (loss)	192,844	(213,317)

Deemed dividend on preferred stock	72,000	72,000

Net income (loss) attributable to common shareholders	$120,844	$(285,317)

Net income (loss) per share attributable to common shareholders – basic	$0.01	$(0.03)

Net income (loss) per share attributable to common shareholders – diluted	$0.01	$(0.03)

Weighted average common shares outstanding – basic	9,127,723	9,040,173

Weighted average common shares outstanding – diluted	9,888,323	9,040,173

The accompanying notes are an integral part of the financial statements.

MagStar Technologies, Inc.

Statements of Stockholders’ Deficiency

For the years ended December 31, 2005 and 2004

	Series A Preferred Stock	Series A Preferred Stock Par	Common Stock	Common Stock Par	Paid-in	Deferred	Accumulated
	Shares	Value	Shares	Value	Capital	Compensation	Deficit	Total

Balances, December 31, 2003	1,000,000	$187,500	9,040,173	$1,695,032	$18,002,729	$—	$(28,919,175)	$(9,033,914)

Deferred compensation related to options issued to non-employees					117,000	(117,000)

Compensation expense on options related to non- employees						39,000		39,000

Forgiveness of related party debt					4,300,754			4,300,754

Net loss							(213,317)	(213,317)

Balances, December 31, 2004	1,000,000	187,500	9,040,173	1,695,032	22,420,483	(78,000)	$(29,132,492)	(4,907,477)

Deferred compensation related to options issued to non-employees					35,187	(35,187)		—-

Compensation expense on options related to non- employees			7,358	1,380	1,920	85,483		88,783

Forgiveness of related party accrued interest					89,597			89,597

Conversion of long-term debt			54,192	10,161	13,684			23,845

Exercise of options			29,000	5,438	(3,188)			2,250

Net income							192,844	192,844

Balances, December 31, 2005	1,000,000	$187,500	9,130,723	$1,712,011	$22,557,683	$(27,704)	$(28,939,648)	$(4,510,158)

The accompanying notes are an integral part of the financial statements.

MagStar Technologies, Inc.

Statements of Cash Flows

For the years ended December 31, 2005 and 2004

	2005	2004
Cash flows from operating activities:
Net income (loss)	$192,844	$(213,317)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Depreciation and amortization	18,037	43,104
Foregiveness of interest accrual expense	89,597	—
Gain on sale-leaseback Equipment	(155,576)	(155,576)
Gain on sale-leaseback Building	(331,978)	(331,977)

Stock based compensation of non-employees	88,783	39,000
Deferred equipment leases	128,004	96,003
Deferred Rent	343,392	272,018
Changes in operating assets and liabilities:
Receivables	(440,634)	140,012
Inventories	(121,450)	(100,629)
Other current assets, prepaid expenses	(6,858)	(70,552)
Accounts payable	230,845	123,134
Accrued expenses	72,038	48,665
Accounts payable, related parties	(60,205)	(55,974)
Other liabilities and deposits	(11,867)	4,107

Net cash provided by (used in) operating activities	34,972	(161,982)

Cash flows from investing activities:
Purchase of equipment	(76,306)	(28,240)
Payments for patents	(9,022)	(2,269)

Net cash (used in) investing activities	(85,328)	(30,509)

Cash flows from financing activities:
Net (payments on) line of credit	(188,814)	(93,777)
Net borrowings note-payable – related party	325,000	275,113
Checks in excess	(55,988)	57,780
Proceeds from stock option exercises	2,250	—
Payments of capital lease obligations	(31,992)	(46,625)

Net cash provided by financing activities	50,456	192,491
Net increase in cash	100	—
Cash, beginning of year	500	500

Cash, end of period	$600	$500

Supplemental disclosures of cash flow information:
Cash paid for interest	$67,154	$56,570

Noncash investing and financing activities:
Forgiveness of related party debt and accrued interest recorded to paid-in-capital	$89,597	$4,300,754
Conversion of long-term debt	$23,845	$—

The accompanying notes are an integral part of the financial statements.

1.             Business Description and Conditions

Business Description

MagStar Technologies, Inc. (“MagStar” or the “Company”) is a leading global provider of products, technologies, solutions, and services to businesses of all sizes. Our offering include:

•         Quickdraw Conveyors

•         Spindles and Motion Control

•         Industrial Centrifuges

•         Contract Manufacturing

MagStar is a publicly owned company headquartered in Hopkins, Minnesota that trades over the counter on the Bulletin Board (“OTCBB”) under the symbol “MGST.”

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

Financial Condition and Management’s Plans

The Company has net income of $192,844 for the year ended December 31, 2005 and has a working capital deficit of $3,004,467 and stockholders’ deficiency of $4,510,158 at December 31, 2005.

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

Cash control, cost management, and margin preservation are fundamental to the Company’s profitability. Any new corporate strategies considered must be accountable to existing headcounts and capital resources meaning the Company must resist strategies that require significant inflows of capital, unless capital can be prudently raised. Other priorities include recapitalizing the balance sheet, generating liquidity, monitoring and changing processes to increase productivity and strategically adding key managers and operational expertise as a measured response as required in a prudent and responsible manner. The Company also has excess capacity. Through mergers, acquisitions and organic growth, it believes it can increase its revenues while incurring proportionally less additional overhead. By increasing productivity, improving cost control, reducing expenses and keeping expenses in proportion to the Company’s current sales level, the Company intends to sustain positive cash flow.

The Company does not expect capital needs in 2006 to exceed the capacity of its asset based line of credit as allowable receivables and inventory borrowings are expected to cover operating requirements. While the asset based line of credit expires in June 2006, the Company believes it will be able to replace this facility. The Company believes that cash from operations and renewal of and advances from its credit facility will provide enough liquidity for at least the next 12 months of operations.

There can be no assurance that management will be able to accomplish all of the above plans and objectives or achieve the necessary improvements in its cash flows and financial position to meet its obligations as they become due. The Company’s ability to continue operations is dependent on its ability to sustain sales and maintain adequate margins on sales, as well as its ability to maintain its credit facilities. In addition, if the Company is unable to maintain sales from current levels and generate positive cash flows from operations, it would be unable to meet its debt service requirements and may be forced to cease operations or seek protection under U.S. bankruptcy laws.

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

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Depreciation and amortization is provided for by the straight-line method based on the estimated useful lives of the related assets. Leasehold improvements are amortized over the lesser of their useful life or the lease term; and machinery and equipment are amortized over 5 to 7 years. Expenditures for major renewals and betterments are capitalized, and expenditures for maintenance and repairs are charged to operations as incurred. Upon retirement or other disposition of property, plant or equipment, the applicable cost and accumulated depreciation and amortization are eliminated from the accounts, and the resulting gain or loss is included in operations unless the sale is subject to the Company leasing the property back for a period of time.

Revenue Recognition

The Company’s revenue is recognized in accordance with generally accepted accounting principles as outlined in the SEC’s Staff Accounting Bulletin No. 104 “Revenue Recognition,” which requires that four basic criteria be met before revenue can be recognized: (i) persuasive evidence of an arrangement exists; (ii) the price is fixed or determinable; (iii) collectibility is reasonably assured; and (iv) product delivery has occurred or services have been rendered. The Company recognizes revenue as products are shipped.

Advertising

Advertising costs are charged to operations when incurred. Advertising expense was $91,526 and $60,296 for the years ended December 31, 2005 and 2004, respectively.

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

Net Income (Loss) per Common Share

Basic net income (loss) per common share is computed by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted net income (loss) per common share is computed by dividing net income (loss) attributable to common shareholders by the sum of the weighted average number of common shares outstanding plus all additional common stock that would have been outstanding if potentially dilutive common shares related to common share equivalents (stock options, stock warrants, and convertible preferred shares) had been issued.

Cash

The Company deposits its cash in high credit quality financial institutions. The balances, at times, may exceed federally insured limits.

Research and Development

The Company does not pursue or engage in regular research and development of its products. All research and development fees collected in 2005 and 2004 were the result of customer purchases, initiated and sponsored by a purchase order. The Company does not intend to pursue unsponsored research and development and classifies existing research and development work as non-recurring sales and production.

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

Had compensation cost for the Plans been determined based on the fair value of options at the grant date for awards in 2005 and 2004, the Company’s pro forma net income/(loss) and net income/(loss) per common share would have been as follows:

	2005	2004
Net income (loss) attributable to common stockholders, as reported	$120,844	$(285,317)

Employee compensation expense included in net income, net of forfeitures and related tax effects	—	—

Stock-based employee compensation expense determined under the fair value based method for awards, net of related tax effects	(67,474)	(80,338)

Pro forma net income (loss)	$53,370	$(365,655)

Earnings (loss) per share:
Basic—as reported	$0.01	$(0.03)
Basic—pro forma	$0.01	$(0.04)

Diluted—as reported	$0.01	$(0.03)
Diluted—pro forma	$0.01	$(0.04)

Options and warrants issued to non-employees are recorded at fair value, as required by SFAS No. 123, using the Black Scholes pricing model and accounts for options issued to non-employees in accordance with EITF 96-18 “Accounting For Equity Instruments That Are Issued To Other Than Employees For Acquiring, Or In Conjunction With Selling Goods Or Services.”  The Company recorded $35,187 and $117,000 of deferred compensation during 2005 and 2004 related to options issued to non-employees and is amortizing the expense over the vesting period. As such, the Company expensed $88,783 and $39,000 during the years ended December 31, 2005 and 2004, respectively.

The weighted average grant-date fair value of options granted during 2005 and 2004 was $0.28 and $0.68, respectively, which was determined using the Black-Scholes option pricing model with the following key assumptions:

Assumptions	2005	2004

Risk free interest rate range	4.05 – 4.36%	4.25%
Volatility range	53 – 54%	52%
Expected lives (months)	96 – 120	96 – 120
Expected dividend yield	0%	0%

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

Impact of Recent Accounting Pronouncements

In November 2004, FASB issued Statement of Financial Accounting Standards (SFAS) No. 151 “Inventory Costs” which amends the guidance in ARB No. 43, Chapter 4 “Inventory Pricing,”  to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges.” SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS No, 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  SFAS No. 151 shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after the date SFAS No. 151 was issued. SFAS No. 151 shall be applied prospectively.  The Company does not expect the adoption of SFAS No. 151 to have a material effect on its financial statements.

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

3.             Selected Balance Sheet Information

	December 31,	December 31,
	2005	2004
Accounts Receivable, net

Accounts receivable	$1,034,333	$613,144
Less allowances for doubtful accounts and sales returns	(10,298)	(29,743)
	$1,024,035	$583,401
Inventories

Raw materials and supplies	$386,178	$297,769
Work-in-process	501,431	226,859
Finished goods	408,712	650,243
	$1,296,321	$1,174,871

Property, Plant, and Equipment, Net

Office equipment	$82,537	$74,642
Machinery and equipment	528,005	497,610
Equipment under capital lease obligations	298,599	298,599
Capital tooling	38,015	—
	947,156	870,851
Less accumulated depreciation	(850,645)	(832,860)
	$96,511	$37,991

Accrued Expenses

Accrued vacation	$118,957	$118,810
Accrued warranty reserve	20,000	73,693
Accrued wages and related payroll taxes	126,981	54,578
Accrued medical claims	40,000	40,000
Accrued interest	15,081	22,163
Accrued profit sharing contribution	16,603	16,697
Other accrued expenses	71,033	10,676

	$408,655	$336,617

Accounts Payable to Related Parties

Accounts Payable to related parties were due to Activar, Inc. and affiliates and consist of lease payments and accrued interest. Activar, Inc. and affiliates are related parties as a consequence of Activar’s significant ownership of stock of the Company and common ownership by a shareholder of Activar. The accounts payable were unsecured and non-interest bearing.

Warranty Reserve

The Company warrants its products for one, or five years. The reserve for warranty is included in accrued expenses and is computed by averaging the last four years warranty costs incurred. The following summarizes the warranty transactions for the years ended December 31:

	2005		2004

Balance at Beginning of Year	$73,693		$74,000
Claims Paid	(3,693)		(20,000)
Expense Provision	—		19,693
Reserve reduction	(50,000	)(1)	—

Balance at End of Year	$20,000		$73,693

(1)   The reduction relates to improvements in actual warranty expense tracking.

4.                          Senior Debt

Senior debt at December 31, 2005 and 2004 was $519,649 and $708,463, respectively. The effective interest rate on the asset-based line of credit borrowings was 7.25% and 6.48% for the years ended December 31, 2005 and 2004, respectively. The line of credit is due on demand, and is payable in full on June 30, 2006.

The Company entered into its second amended and restated senior credit agreement with US Bancorp on June 30, 2005.  The extended asset-based line of credit bears interest at the bank’s reference rate plus two percent, has availability of $1,200,000 subject to a borrowing base limitation of 80% of the Company’s eligible accounts receivable plus 40% of raw materials and 30% of finished goods. The credit facilities are collateralized by substantially all the assets of the Company. The bank may at any time apply the funds available in any Company bank account against the outstanding loan balances. The line of credit matures on June 30, 2006 and is due on demand.

5.                          Notes Payable, Related Parties

Notes payable, related parties at December 31, 2005 and 2004, consisted of the following:

	2005	2004
Notes payable; related entity, due upon demand with interest at 3% subordinated to senior debt, unsecured	$500,000	$500,000
Note payable; related entity, due upon demand with interest at 3% subordinated to senior debt, unsecured	625,000	300,000
Note payable; related entity, due upon demand with interest at 3% subordinated to senior debt, unsecured	1,946,154	1,946,154
	$3,071,154	$2,746,154

Accrued interest on these notes at December 31, 2005 and 2004 was $0 and $0, respectively, and interest expense for the years ended December 31, 2005 and 2004 was $89,597 and $192,130, respectively. During the year ended December 31, 2005, $89,597 of interest expense was forgiven. During the year ended December 31, 2004, $4,300,754 of debt and accrued interest outstanding was forgiven as the Company was informed this was necessary for the extension of the senior credit agreement of June 2005. In addition, the interest rate on the debt effective April 1, 2004 was revised to 3% for the same reason as noted above. The amount of debt and accrued interest forgiven was recorded as additional paid-in capital. The Company believes that the 3% interest rate charged on the restructured debt had a positive influence on the bank’s decision to amend the credit agreement and extend it to June 2005.

6.                          Capital Lease Obligations

The Company leases equipment under noncancelable leases classified as capital leases. The balance to pay in full, including accrued interest of $10,935, at December 31, 2005 is $59,072.

7.                          Sale/Leaseback and Related Party Lease Obligations

The Company sold equipment during 2001 to an entity owned by a stockholder for $1,987,141 and concurrently entered into operating leases. The leases were amended on January 1, 2003 under a lease that expires in 2007. The Company further amended the leases on April 1, 2004 whereby the minimum lease payments for the remainder of 2004 and 2005 were waived. In addition, monthly lease payments for 2006 and 2007 were amended to $20,000 per month. The amount of related party lease obligations outstanding on March 31, 2004 on the building and equipment leases was $261,707 and was forgiven and recorded as additional paid-in capital. The Company believes that the amendments in 2004 were necessary in order to amend the Company’s line of credit expiring in June 2005 (see Note 4).

Future minimum payments required under these equipment leases are as follows:

Year ending December 31:

2006	$240,000
2007	240,000
Total minimum lease payments	$480,000

Rent expense under these leases for the years ended December 31, 2005 and 2004 was $128,689 and $233,003, respectively. Included in rent expense is deferred rent of $128,004 and $96,003 for the years ended December 31, 2005 and 2004, respectively, as a result of the April 1, 2004 amendment.

Future deferred gains resulting from this lease are as follows:

Year ending December 31:

2006	$155,576
2007	155,576

Total deferred gain	$311,152

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

Rent expense on the lease was $343,392 and $374,018 for the years ended December 31, 2005 and 2004, respectively. Included in rent expense is deferred rent of $343,392 and $272,018 for the years ended December 31, 2005 and 2004, respectively, as a result of the April 1, 2004 amendment.

Future minimum lease payments on building

2006	$474,926
2007	501,048
2008	528,600
2009	355,488
Total minimum lease payments	$1,860,062

Future deferred gains resulting from this
lease are as follows:

2006	$331,978
2007	331,978
2008	331,978
2009	221,318
Total deferred gain	$1,217,252

8.                          Stockholders’ Deficiency

Private Placement

In 2000, the Company completed a private placement with certain investors under which the Company sold 3,500,000 shares of the Company’s common stock and 1,000,000 shares of the Company’s Series A Convertible preferred stock valued at $.1777778 per share, for proceeds of $800,000. The Series A Preferred is convertible at any time, without the payment of any additional consideration, into fully paid and nonassessable shares of common stock on a one for one basis subject to anti-dilution. The Series A Preferred generally votes with the common stock on matters submitted to the shareholders, with each share of Series A Preferred having that number of votes that is equal to the number of whole shares of common stock into which such share of Series A Preferred is then convertible. The Series A Preferred is entitled to 9% cumulative dividends in preference to any dividends paid on the common stock, but such 9% dividends are payable only if, as and when declared by the Company’s board of directors.

At all meetings of the shareholders of the Company or in the case of any actions of shareholders in lieu of a meeting, each holder of Series A preferred stock shall have that number of votes equal to the number of whole shares of common stock into which such holder’s shares are then convertible. Holders of the Series A preferred stock are entitled to receive cumulative cash dividends, in preference to dividends payable on common stock, at the annual rate of 9% and share equally with the common stock, on an as-converted basis, in any dividends declared on the common stock. Dividends in arrears totaled $432,000 and $360,000 at December 31, 2005 and 2004, respectively. In the event of any liquidation, whether voluntary or involuntary, the assets of the Company available for distribution to its shareholders shall be distributed equally among the holders of the common stock and the Series A preferred stock.

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

Stock Option Plans

The Company’s Stock Option Plans (the Plans) provide for grants of stock options to employees, directors and non-employees. The number of common shares available for grant pursuant to the Plans was 862,309 and 1,076,027 at December 31, 2005 and 2004, respectively. Options become exercisable over periods from the date of grant up to four years from the date of grant and expire 10 years from the date of grant.

The following summarizes all option activity under the Plans:

	Options Outstanding	Weighted Average Exercise Price
Balances, December 31, 2003	853,579	$0.48
Cancelled	(68,606)	$1.04
Granted	435,000	$1.03
Balances, December 31, 2004	1,219,973	$0.68
Cancelled	(10,282)	$0.45
Granted	253,000	$0.40
Exercised	(29,000)	$0.08
Balances, December 31, 2005	1,433,691	$0.64

The following table summarizes information about fixed price stock options outstanding at December 31, 2005:

		Options Outstanding		Options Exercisable
Range of	Options Outstanding December 31,	Weighted Average Remaining Contractual Life	Weighted Average Exercise	Number Exercisable at December 31,	Weighted Average Exercise
Exercise Prices	2005	(Months)	Price	2005	Price

$0.05 - $0.24	259,000	87	$0.05	259,000	$0.05
$0.25 - $0.624	622,200	84	$0.37	456,871	$0.36
$0.625 - $0.99	72,491	33	$0.84	72,491	$0.84
$1.00 - $2.24	435,000	101	$1.03	290,002	$1.03
$2.25 - $3.375	13,500	26	$2.45	13,500	$2.55
$3.376- $4.4375	23,000	17	$4.44	23,000	$4.44
$4.4376 - $5.1875	8,500	18	$4.89	8,500	$4.89

Total	1,433,691	85	$0.64	1,123,364	$0.21

Warrants

In connection with the issuance of debt to a stockholder in January 2002, the Company granted five-year warrants to purchase 250,000 shares of the Company’s common stock at an exercise price of $0.25 per share, exercisable immediately, and have a ten year expiration. The warrants were valued using the Black Scholes model pricing model. The value was determined to be immaterial.

9.                          Income Taxes

The following table sets forth the components of the tax-affected deferred tax assets at December 31, 2005 and 2004:

	2005	2004
Net operating losses available for carry forward (expire 2009 to 2023)	$10,856,000	$10,849,000

Other future deductible temporary differences, net	1,049,000	1,139,000

Net deferred tax asset before valuation allowance	11,905,000	11,988,000

Valuation allowance	(11,905,000)	(11,988,000)

	$—	$—

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

Reconciliation of the income tax computed at the federal statutory rate to the actual income tax provision is as follows:

	2005	2004

Income tax (benefit)	$77,000	$(44,000)
Deferred tax assets	(84,000)	—
Increase (decrease) in valuation allowance	7,000	44,000

Income tax provision	$—	$—

The Company used the effective tax rates of 34% federal and 6% state in computing income tax expense (benefit).

10.                   Employee Benefit Plans

All employees who are at least 21 years of age and have completed six months of service and have worked at least 1,000 hours are eligible to participate in the Company’s 401(k) Retirement Savings Plan and Profit Sharing Plan. The Company may make 401(k) matching contributions and profit sharing contributions at the discretion of the Board of Directors. The Company’s 401(k) matching contributions and profit sharing contributions for the years ended December 31, 2005 and 2004 were $17,000 and $17,000, respectively.

11.                   Significant Customer Information

The Company’s major customers accounted for the following percentages of net sales:

		2005		2004
		Amount	%	Amount	%

Customer A	Net Sales	$3,373,257	42	$2,198,158	30
	Accounts Receivable	$376,806	37	$155,013	27

Customer B	Net Sales	$1,039,926	13	$1,207,999	16
	Accounts Receivable	$182,196	18	$11,819	2

12.                   Environmental Contingency

The Company has undertaken a Phase I and Phase II environmental assessment of its manufacturing facility. Soil boring and groundwater work indicated the presence of potentially hazardous substances and petroleum products within the soil and groundwater located beneath the site. The Company notified the applicable regulatory agency (the Minnesota Pollution Control Agency), and worked with that agency to resolve these issues. Ground water investigation occurred quarterly during 2004 and concluded December 7, 2004. The Minnesota Pollution Control Agency issued a determination to take no further action. All reserves related to this issue have been released.

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

The Company has netted sublease income as part of cost of goods sold and general and administrative expenses on the statement of operations. Total sublease income was approximately $204,000 and $140,000 for the years ended December 31, 2005 and 2004, respectively.

The remainder of this page is intentionally left blank.

MAGSTAR TECHNOLOGIES, INC.

EXHIBIT INDEX TO ANNUAL REPORT

ON FORM 10-KSB

For the Fiscal Year Ended December 31, 2005

Item No.	Item	Method of Filing

3.1	Restated Articles of Incorporation, As amended	Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001 (File No. 0-1561)

3.2	Amended Bylaws	Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1990 (File No. 0-1561)

4.1	Form of the Company’s Common Stock Certificate	Incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1990 (File No. 0-1561)

4.2	Voting Agreement, dated September 12, 2000, by and among the Company, certain shareholders and investors	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated October 24, 2000 (File No. 0-1561)

101	1997 Non-Employee Director Stock Option Plan	Incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1997 (File No. 0-1561)

10.2	2001 Stock Option Plan	Incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001 (File No. 0-1561)

10.3	2001 Stock Purchase Plan	Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001 (File No. 0-1561)

10.4	Environmental and ADA Indemnification Agreement, dated December 3, 1997, between the Company and US Bancorp National Association	Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, dated December 18, 1997 (File No. 0-1561)

10.5	Environmental Letter of Undertaking, dated December 3, 1997, between the Company and US Bancorp National Association	Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, dated December 18, 1997 (File No. 0-1561)

Item No.	Item	Method of Filing

10.6	Securities Purchase Agreement, dated October 10, 2000, by and among the Company and certain Investors	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated October 24, 2000 (File No. 0-1561)

10.7	Amended and Restated Credit Agreement dated October 10, 2000, by and between the Company and US Bancorp National Association	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, dated October 24, 2000 (File No. 0-1561)

10.8

Amended, Restated and Consolidated Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Financing Statement, dated October 10, 2000 by and between the Company and US Bancorp National Association

Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, dated October 24, 2000 (File No. 0-1561)

10.9	Security Agreement, dated October 10, 2000, by and between the Company and US Bancorp National Association	Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, dated October 24, 2000 (File No. 0-1561)

10.10	$6,800,000 Amended and Restated Note, dated October 10, 2000, given by the Company to US Bancorp National Association	Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, dated October 24, 2000 (File No. 0-1561)

10.11	First Amendment to Amended and Restated Credit Agreement, dated November 30, 2001, by and between the Company and US Bancorp National Association	Incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001 (File No. 0-1561)

10.12	Asset Purchase Agreement, Promissory Note and Equipment Lease by and between Reuter Manufacturing, Inc. and MagStar Technologies, Inc. for the acquisition of certain assets at December 1, 2000	Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-KSB, for the year ended December 31, 2000 (File No. 0-1561)

10.13	Bill of Sale and two Master Equipment Leases, with attached exhibits and assignments, dated March 21, 2001 related to the sale-leaseback of equipment between the Company and Activar Properties, Inc.	Incorporated by reference to Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2001 (File No. 0-1561)

10.14	Promissory Note between the Company and Activar Properties, Inc. related to the purchase of Quickdraw Conveyor Systems, Inc. dated February 23, 2001	Incorporated by reference to Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2001 (File No. 0-1561)

Item No.	Item	Method of Filing

10.15	Option Amendment Agreement, dated October 1, 2001 by and between Michael J. Tate and the Company	Incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001 (File No. 0-1561)

10.16	12% Promissory Note dated January 21, 2002 issued to Richard F. McNamara	Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001 (File No. 0-1561)

10.17	Warrant for Purchase of Shares of Common Stock of the Company dated January 21, 2002 issued to Richard F. McNamara	Incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001 (File No. 0-1561)

10.18	Lease from Hopkins Eleventh Avenue, LLC to the Company dated February 21, 2003	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated March 11, 2003 (File No. 0-1561)

10.19	Promissory Note from Hopkins Eleventh Ave LLC dated February 21, 2003	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated March 11, 2003 (File No. 0-1561)

10.20	Third Amendment to Amended and Restated Credit Agreement dated as of September 30, 2003	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated October 31, 2003 (File No. 0-1561)

10.21	Fourth Amendment to Amended and Restated Credit Agreement dated as of January 6, 2004	Incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-KSB, dated December 31, 2003 (File No. 0-1561)

10.22	Amended Equipment Lease Agreement between Activar Properties, Inc. and the Company dated as of December 30, 2002	Incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-KSB, dated December 31, 2003 (File No. 0-1561)

10.23	Fifth Amendment to Amended and Restated Credit Agreement dated as of August 13, 2004	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB, dated June 30, 2004 (File No. 0-1561)

10.24	Second Amended and Restated Credit Agreement dated as of June 30, 2005	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB, dated June 30, 2005 (File No. 0-1561)

14.1	Code of Ethics and Business Conduct	Incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-KSB, dated December 31, 2003 (File No. 0-1561)

Item No.	Item	Method of Filing

14.2	Code of Ethics for Senior [Financial] Executives	Incorporated by reference to Exhibit 14.2 to the Company’s Annual Report on Form 10-KSB, dated December 31, 2003 (File No. 0-1561)

23.1	Consent of Independent Registered Accounting Firm	Filed herewith electronically

31.1	Certification of President and Chief Executive Officer	Filed herewith electronically

31.2	Certification of Treasurer and Chief Financial Officer	Filed herewith electronically

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith electronically

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith electronically