Form 10QSB
period 2006-03-31
MAGSTAR TECHNOLOGIES INC
filed 2006-05-04
CIK 83490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

952/935-6921

(Issuer’s telephone number, Including area code)

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

Yes ☐     No ☒

May 2, 2006, there were 9,137,223 and 1,000,000 shares of the registrant’s Common Stock, $.1875 par value and Preferred Stock, $.1875 par value, respectively, outstanding.

Transitional Small Business Disclosure Format (Check one):  YES  ☐     NO  ☒

PART I. FINANCIAL INFORMATION

MAGSTAR TECHNOLOGIES, INC.

ITEM 1. FINANCIAL INFORMATION

BALANCE SHEETS

March 31, 2006 AND DECEMBER 31, 2005

	March 31,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current Assets:
Cash	$14,023	$600
Accounts receivable, net	971,436	1,024,035
Inventories	1,493,329	1,296,321
Other current assets	100,819	71,495
Total current assets	2,579,607	2,392,451

Property, plant and equipment, net	185,681	96,511
Patents	22,275	22,301
Total assets	$2,787,563	$2,511,263

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Senior debt	$174,167	$519,649
Capital lease obligations	—	48,137
Checks issued in excess of cash in bank	—	21,972
Accounts payable to related parties	175,610	—
Notes payable to related parties	3,093,872	3,071,154
Accounts payable	826,982	596,267
Accrued expenses	405,633	408,655
Short term deferred gain on sale – leaseback equipment	155,576	155,576
Short term deferred gain on sale – leaseback building	331,978	331,978
Current portion of deferred rent and equipment leases	221,888	243,530
Total current liabilities	5,385,706	5,396,918

Deferred gain on sale – leaseback equipment, net of current portion	116,682	155,576
Deferred gain on sale – leaseback building, net of current portion	802,280	885,274
Deferred rent and equipment leases	545,294	581,413
Deposits	55,543	2,000
Other liabilities	—	240
Total liabilities	6,905,505	7,021,421
Stockholders’ deficiency:
Convertible preferred stock, par value $.1875 per share, Authorized 2,500,000 shares; 1,000,000 issued and Outstanding	187,500	187,500
Common stock, par value $.1875 per share, authorized 30,000,000 shares; 9,137,223 and 9,130,723 issued and outstanding at March 31, 2006 and December 31, 2005, respectively	1,713,229	1,712,011
Additional paid-in capital	22,582,865	22,557,683
Share-based compensation	—	(27,704)
Accumulated deficit	(28,601,536)	(28,939,648)
Total stockholders’ deficiency	(4,117,942)	(4,510,158)
Total liabilities and stockholders’ deficiency	$2,787,563	$2,511,263

See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS

	(Unaudited)
	For the three months ended
	March 31,
	2006	2005
Net sales	$2,896,763	$1,568,663
Cost of sales	1,991,146	1,320,325

Gross profit	905,617	248,338

Selling, general and administrative expenses
Gain on sale – leaseback	(121,889)	(121,889)
Other selling, general and administrative expenses	657,622	321,514

Total selling, general and administrative expenses, net	535,732	199,625

Operating income	369,885	48,713

Interest expense	(31,773)	(34,932)

Net income	338,112	13,781

Deemed dividend on preferred stock	18,000	18,000

Net income (loss) attributable to common shareholders	$320,112	$(4,219)

Net income per share attributable to common shareholders – basic	$0.04	$0.00
Net income per share attributable to common shareholders – diluted	$0.03	$0.00

Weighted average common shares outstanding – basic	9,132,645	9,040,173
Weighted average common shares outstanding – diluted	10,376,327	9,577,530

See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS

	(Unaudited)
	For the three months ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$338,112	$13,781
Adjustments to reconcile net income to net cash, provided by (used in) operating activities:

Depreciation and amortization	6,547	11,151
Gain on sale-leaseback equipment	(38,894)	(38,894)
Gain on sale-leaseback building	(82,994)	(82,995)
Deferred equipment lease	(27,999)	32,001
Share-based compensation to employees and non-employees	51,374	16,251
Deferred rent	(29,762)	85,848
Accrued interest on notes payable to related parties	22,718	—

Changes in operating assets and liabilities:
Accounts receivable	52,599	(172,275)
Inventories	(197,008)	117,542
Other current assets	(29,324)	(21,121)

Accounts payable	230,715	(70,771)
Accrued expenses	(3,022)	(51,164)
Accounts payable to related parties	175,610	25,144
Deposits	53,543	45,000
Other liabilities	(240)	(1,185)

Net cash provided by (used in) operating activities	521,975	(91,687)

Cash flows from investing activities:
Purchases of equipment	(95,341)
Payments for patents	(350)	(894)

Net cash (used in) investing activities	(95,691)	(894)

Cash flows from financing activities:
Net borrowings from note payable to related party	—	255,000
Change in senior debt	(345,482)	(179,233)
Payments on capital leases	(48,137)	—
Proceeds from exercise of stock options	2,730	—
Net change in checks issued in excess of cash in bank	(21,972)	16,814

Net cash provided by (used in) financing activities	(412,861)	92,581
Net increase in cash	13,423	—
Cash, beginning of year	600	500

Cash, end of period	$14,023	$500

Supplemental disclosures of cash flow information:
Cash paid for interest	$21,641	$15,833

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1.                                       Financial Statements:

The unaudited financial statements of MagStar Technologies, Inc. (the “Company”) for the three  month period ended March 31, 2006 and 2005 reflect, in the opinion of management, all adjustments (which include normal recurring adjustments) necessary to fairly state the financial position, and the results of operations and cash flows for the reported periods. The results of operations for any interim period are not necessarily indicative of results expected for the full year. The December 31, 2005, balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These unaudited interim financial statements should be read in conjunction with the financial statements and related notes for the year ended December 31, 2005, which are included in the Company’s 2005 Annual Report on Form 10-KSB.

Net Income (Loss) Per Common Share:

Basic net income (loss) per common share attributable to common shareholders is computed using the weighted average number of shares outstanding for the period. Diluted net income (loss) per common share attributable to common shareholders is computed using the weighted average number of shares outstanding per common share adjusted for the incremental dilutive shares attributed to outstanding stock options under the Company’s stock option plans, stock purchase warrants and convertible preferred stock. At March 31, 2006, the Company had outstanding warrants for the purchase of 250,000 shares of common stock and had outstanding stock options for the purchase of 1,535,191 shares of common stock.

Stock-Based Compensation

On December 16, 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment”, which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. SFAS No. 123(R) is effective for all share-based awards granted on or after January 1, 2006. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. We implemented SFAS No. 123(R) on January 1, 2006 using the modified prospective method.

As more fully described in our Annual Report on Form 10-K for the year ended December 31, 2005, we have granted stock options over the years to employees, non-employees and directors under various stockholder approved stock option plans. As of March 31, 2006, 1,535,191 stock options are outstanding. The fair value of each option grant was determined as of grant date, utilizing the Black-Scholes option pricing model. Based on these valuations, we recognized compensation expense related to employees of $34,159 ($0.01 per share) in the quarter ended March 31, 2006. The amortization of each option grant will continue over the remainder of the vesting period of each option grant. We expect that the impact on earnings for the remainder of Fiscal 2006 for stock based compensation will be approximately $38,000 and estimate the impact on future earnings to be approximately $70,000.

In prior years, we applied the intrinsic-value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for the issuance of stock incentives to employees, non-employees and directors. No compensation expense related to employees’ and directors’ stock incentives were recognized in the prior year financial statements, as all options granted under stock incentive plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Had we applied the fair value recognition provisions of “SFAS” No. 123, “Accounting for Stock-Based Compensation,” to stock based employee compensation for periods prior to Fiscal 2006, our net income per share would have decreased to the pro forma amounts indicated below:

Three Months Ended March 31, 2005
Net Income
As reported	$13,781
Pro forma	12,110
Basic and diluted net income per common share:

As reported	0.00
Pro forma	0.00
Share-Based Compensation:
As reported	16,251
Pro forma	1,671

In determining the compensation cost of options granted during the three months ended March 31, 2005, as specified by SFAS No. 123, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model and the weighted average assumptions used in these calculations are summarized as follows:

Three Months Ended March 31, 2005
Risk-free interest rate	4.25
Expected life of options Granted	10 years
Expected Volatility	43%
Expected dividend yield	0%

Warranty Reserve

The Company warrants its products for one or five years. The reserve for warranty is included in accrued expenses and is computed by averaging the last four years warranty costs incurred. The following summarizes the warranty transactions for the three-month periods ended:

	March 31,	March 31,
	2006	2005
Balance at Beginning of Period	$20,000	$74,000
Claims paid	690	3,249
Expense Provision	(690)	(3,249)
Balance at End of Period	$20,000	$74,000

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

2.                                       Significant Customers:

The Company had two customers that accounted for a significant percentage of net sales as follows:

	For the three months ended March 31,
	2006	2005
Customer A	$1,630,991	$528,572
% of sales	56%	34%
% of accounts receivable	48%	14%

Customer B	$367,533	$222,613
% of sales	13%	14%
% of accounts receivable	5%	15%

3.                                       Senior Debt:

The credit facility under the Company’s second amended and restated senior credit agreement consists of an asset-based line of credit with availability of up to $1,200,000, subject to a borrowing base limitation of 80% of the Company’s eligible accounts receivable plus 40% of eligible raw materials and 30% of eligible finished goods. The asset-based line of credit bears interest at the bank’s reference rate plus two percent. At March 31, 2006, the effective rate was 9.75% on the line of credit.

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

General

MagStar Technologies, Inc. (“MagStar” or the “Company”) is a publicly owned company headquartered in Hopkins, Minnesota. The Company’s stock is quoted on the Over-The-Counter Bulletin Board under the symbol “MGST”. MagStar is a manufacturer of conveyors, material handling equipment, motion control devices, and contract manufactured medical devices. MagStar’s primary product is Quickdraw brand conveyor systems, used in factory and laboratory automation. MagStar also manufactures customized motion control products (custom servo motors, spindles, and linear slides), disposable based medical centrifuges and devices, and its’ other proprietary product, oil centrifuges. Products manufactured by MagStar are used in high tech manufacturing, electronics assembly, surgical procedures, and laboratory processes. Engineering strengths, precision machining abilities, and assembly services enable MagStar to be a prototype developer and production manufacturer of high performance and cost effective products.

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

Results of Operations

The Company’s net sales of $2,896,763 for the first quarter ended March 31, 2006 increased by 85% or $1,328,100 from $1,568,663 for the same period in 2005. Net sales from the Company’s major product lines for the first quarter ended March 31, 2006 compared to the same periods in 2005 are as follows:

	Three Months Ended March 31,
	2006	2005
Quickdraw conveyors	$585,132	$283,006
Spindles and motion control	$1,789,868	$615,411
Industrial centrifuges	$237,898	$320,490
Contract Manufacturing	$266,307	$337,732

Sales to the Company’s largest customer, Customer A, were $1,630,991 or 56% of net sales for the first quarter of 2006 compared to $528,572, or 34% of net sales for the same period in 2005. Sales to Customer B, the Company’s second largest customer were $367,533 or 13% of net sales for the first quarter of 2006 compared to $222,613 or 14% of sales for the same period in 2005. Sales increased overall during the first quarter 2006 compared to the same period in 2005 due to a dramatic increase in sales to the Company’s largest customer.

Gross profit was $905,617 or 31% for the first quarter ended March 31, 2006, compared to $248,338 or 16% for the same period in 2005. Gross profit increased by $657,279 or 265% due to increased sales in the first quarter of 2006. The gross profit for future quarters is dependent on the volume of sales and the product mix.

Selling, general and administrative expenses were $535,732 or 18% of net sales for the first quarter of 2006 compared to $199,625 or 13% of net sales for the same period in 2005. The increase for the quarter ended March 31, 2006 of $336,107 or 168% is due to higher administrative expenses including expensing of share-based compensation.

In the first quarter of 2006 the Company had operating income of $369,885 or 13% compared to $48,713 or 3% for the same period of 2005. The operating income increased for the first quarter by $321,172 or 659% due to the reasons discussed above.

Other expenses (net), were $31,773 or 1% of net sales for the first quarter of 2006 compared to $34,932 or 2% for the same period of 2005. The decrease for the quarter ended March 31, 2006 of $3,159 or 9% is due to a decrease in interest expense as a result of reduced senior debt.

The Company recorded net income for the first quarter ended March 31, 2006 and did not record a provision for income taxes and, generally, does not pay regular income taxes because of the availability of its net operating loss carry forwards.

The effect of inflation on the Company’s results has not been significant.

Net income attributable to common shareholders for the first quarter of 2006 was $320,112 or $0.04 per basic share and $0.03 per diluted share, compared to a net loss attributable to common shareholders of $4,219 or $0.00 per basic and diluted share for the first quarter of 2005. The change in net income is due to the reasons discussed above.

Liquidity and Capital Resources

At March 31, 2006, the Company had a working capital deficiency of $2,806,099, compared to a working capital deficiency of $3,004,467 at December 31, 2005. The current ratio was .48 at March 31, 2006 and .44 at December 31, 2005. The increase in working capital is due to the reduction of debt as a result of profits during the quarter.

Net cash from operating activities was $521,975 for the three months ended March 31, 2006, compared to net cash used in operating activities of $91,687 for the comparable period in 2005. The  increase in cash flows from operating activities for the three months ended March 31, 2006, from the comparable period in 2005, was due primarily to net income from operations as a result of increased sales.

Net cash used in investing activities for the three month period ended March 31, 2006 was $95,691, compared to $894 used in investing activities in the same three month period in 2005. The change was due to increased expenditures in capital equipment. The Company does not anticipate any material commitments for capital expenditures for the next 12 months.

Net cash used in financing activities was $412,861 for the three month period ended March 31, 2006, compared to cash provided by financing activities of $92,581 for the same period in 2005. The change was primarily due to paying down the senior debt.

The Company has an asset-based line of credit (senior debt) with availability of up to $1,200,000, subject to a borrowing base limitation of 80% of the Company’s eligible accounts receivable plus 40% of eligible raw materials and 30% of eligible finished goods. As of March 31, 2006, the Company owed $174,167 under the credit facilities. The Company sustains an average availability of credit of approximately $650,000 and believes it will have adequate capital for the next 12 months.

The credit facility is collateralized by all of the Company’s assets, except for certain equipment obtained with purchase-money financing. The bank may at any time apply the funds available in any Company bank account against the outstanding loan balances. The asset-based line of credit bears interest at the bank’s reference rate plus 2.0% and matures in June 2006 (effective rate of 9.75% at March 31, 2006). The line of credit is due on demand; accordingly, this amount has been classified as a current liability in the Company’s March 31, 2006 and December 31, 2005 balance sheets.

Troubled Financial Condition and Management’s Plans

Management’s plans and objectives to improve the financial condition of the Company include the following:

•             Grow sales of new and existing customers offering the application of MagStar’s strengths, which are factory and laboratory automation conveyors, motion control and spindle devices, and industrial centrifuges.

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

Summary

The improved operating performance for the three month period ending March 31, 2006 is the result of operational efficiencies and improvements at a constant and measured pace, debt restructuring, and a balanced approach to the risk management of operations and sales. With the appropriate managerial policy actions, the upside and downside risks to the attainment of both sustainable growth and operational stability should be kept roughly equal. Management is cautiously optimistic and intends to respond to changes in economic prospects as needed to fulfill its obligation to prudent fiscal management and stable and fiscally responsible growth, while focusing on its profitable strengths and advantages.

While the Company’s performance in the first quarter of 2006 has shown improvement, its sustainability is uncertain. It is reasonable to assume that a large portion of 2006 first quarter sales growth is due to unique opportunities with significant customers. Management anticipates that these unique opportunities are exceptions above and beyond the Company’s business plan. Despite this uncertainty, the Company’s business plan will continue to include the execution of strategic plans designed to increase sales and profitability. The Company has no intention of issuing any specific performance guidance for future periods.

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

Critical Accounting Policies and Estimates

The Company’s significant accounting policies are described in Note 2 to the Financial Statements included in our annual report on form 10-KSB for the year ended December 31, 2005. The accounting policies used in preparing the Company’s interim 2005 condensed financial statements are the same as those described in the Company’s annual report.

The Company’s critical accounting policies are those both having the most impact to the reporting of the Company’s financial condition and results, and requiring significant judgements and estimates. The Company’s critical accounting policies include those related to revenue recognition, share-based compensation and valuation of inventories.

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

MAGSTAR TECHNOLOGIES, INC.
(Registrant)

Date:	May 3, 2006	By:	/s/ Jon L. Reissner
Jon L. Reissner
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 3, 2006	By:	/s/ Joseph A. Petrich
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