Form 10QSB
period 2006-06-30
MAGSTAR TECHNOLOGIES INC
filed 2006-08-10
CIK 83490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Yes ☐     No ☒

As of August 4, 2006, there were 9,137,223 and 1,000,000 shares of the registrant’s Common Stock, $.1875 par value and Preferred Stock, $.1875 par value, respectively, outstanding.

Transitional Small Business Disclosure Format (Check one):  YES   ☐       NO   ☒

PART I.  FINANCIAL INFORMATION
MAGSTAR TECHNOLOGIES, INC.

ITEM 1.  FINANCIAL INFORMATION

BALANCE SHEETS

June 30, 2006 AND DECEMBER 31, 2005

	June 30,	December 31,
	2006	2005
	(Unaudited)	Audited
ASSETS
Current Assets:
Cash	$33,237	$600
Accounts receivable, net	964,518	1,024,035
Inventories	1,500,640	1,296,321
Other current assets	64,107	71,495
Total current assets	2,562,502	2,392,451

Property, plant and equipment, net	192,974	96,511
Patents	25,110	22,301
Total assets	$2,780,586	$2,511,263

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Senior debt	$369,083	$519,649
Capital lease obligations	—	48,137
Checks issued in excess of cash in bank	—	21,972
Accounts payable to related parties	10,513	—
Notes payable to related parties	—	3,071,154
Accounts payable	637,416	596,267
Accrued expenses	389,521	408,655
Short term deferred gain on sale – leaseback equipment	155,576	155,576
Short term deferred gain on sale – leaseback building	331,978	331,978
Deposits	13,360	—
Current portion of deferred rent and equipment leases	—	243,530
Total current liabilities	1,907,447	5,396,918

Notes payable to related parties – long term	3,116,842	—
Deferred gain on sale – leaseback equipment, net of current portion	77,788	155,576
Deferred gain on sale – leaseback building, net of current portion	719,285	885,274
Deferred rent and equipment leases	—	581,413
Deposits	—	2,000
Other liabilities	—	240
Total liabilities	5,821,362	7,021,421
Stockholders’ deficiency:
Convertible preferred stock, par value $.1875 per share, Authorized 2,500,000 shares; 1,000,000 issued and Outstanding	187,500	187,500

Common stock, par value $.1875 per share, authorized 30,000,000 shares; 9,137,223 and 9,130,723 issued and outstanding at June 30, 2006 and December 31, 2005, respectively	1,713,229	1,712,011
Additional paid-in capital	23,541,917	22,557,683
Share-based compensation	—	(27,704)
Accumulated deficit	(28,483,416)	(28,939,648)
Total stockholders’ deficiency	(3,040,776)	(4,510,158)
Total liabilities and stockholders’ deficiency	$2,780,586	$2,511,263

See accompanying notes to financial statements.

MAGSTAR TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS

	(Unaudited)		(Unaudited)
	For the three months ended		For the six months ended
	June 30,		June 30,
	2006	2005	2006	2005

Net sales	$2,624,353	$1,834,042	$5,521,116	$3,402,704
Cost of sales	2,095,144	1,513,891	4,086,291	2,834,215

Gross profit	529,209	320,151	1,434,825	568,489

Selling, general and administrative expenses
Gain on sale – leasebacks	(121,890)	(121,888)	(243,777)	(243,778)
Other selling, general and administrative expenses	521,568	353,364	1,179,188	674,878

Total selling, general and administrative expenses, net	399,678	231,476	935,411	431,100

Operating income	129,531	88,675	499,414	137,389

Other income (expense):
Interest expense	(27,411)	(42,061)	(59,182)	(76,994)
Other, net	16,000	—	16,000	—

Total other income (expense), net	(11,411)	(42,061)	(43,182)	(76,994)

Net income	118,120	46,614	456,232	60,395

Deemed dividend on preferred stock	18,000	18,000	36,000	36,000

Net income attributable to common shareholders	$100,120	$28,614	$420,232	$24,395

Net income per share attributable to common shareholders – basic	$0.01	$0.00	$0.05	$0.00
Net income per share attributable to common shareholders – diluted	$0.01	$0.00	$0.04	$0.00

Weighted average common shares outstanding – basic	9,137,223	9,053,173	9,135,016	9,046,637
Weighted average common shares outstanding - diluted	10,563,040	9,499,324	10,566,609	9,538,427

See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS

	(Unaudited)
	For the six months ended June 30,
	2006	2005
Cash flows from operating activities:
Net income	$456,232	$60,395
Adjustments to reconcile net income to net cash, Provided by (used in) operating activities:

Depreciation and amortization	13,589	23,905
Gain on sale-leaseback equipment	(77,788)	(77,788)
Gain on sale-leaseback building	(165,989)	(165,989)
Deferred equipment lease	(47,530)	64,002
Share-based compensation to employees and non-employees	67,628	38,634
Deferred rent	(10,231)	171,696
Accrued interest on notes payable to related parties	45,688	43,756

Changes in operating assets and liabilities:
Accounts receivable	59,517	(232,286)
Inventories	(204,319)	(226,933)
Prepaid expenses	7,388	(22,792)

Accounts payable	216,759	110,173
Accrued expenses	(19,134)	(56,268)
Accounts payable to related parties	10,513	(17,827)
Deposits	11,360	51,143
Other liabilities	(240)	(12,107)

Net cash provided by (used in) operating activities	363,443	(248,286)

Cash flows from investing activities:
Purchases of equipment	(109,301)	(65,695)
Payments for patents	(3,560)	(4,128)

Net cash (used in) investing activities	(112,861)	(69,823)

Cash flows from financing activities:
Net borrowings from note payable to related party	—	285,000
Change in senior debt	(150,566)	(41,441)
Payments on capital leases	(48,137)	(5,000)
Proceeds from exercise of stock options	2,730	1,500
Net change in checks issued in excess of cash in bank	(21,972)	78,050

Net cash provided by (used in) financing activities	(217,945)	318,109
Net increase in cash	32,637	—
Cash, beginning of year	600	500

Cash, end of period	$33,237	$500

Supplemental disclosures of cash flow information:
Cash paid for interest	$25,773	$33,238

Noncash investing and financing activities:
Forgiveness of related party debt	$942,792	$—

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1.                                       Financial Statements:

The unaudited financial statements of MagStar Technologies, Inc. (the “Company”) for the three and six month periods ended June 30, 2006 and 2005 reflect, in the opinion of management, all adjustments (which include normal recurring adjustments) necessary to fairly state the financial position, and the results of operations and cash flows for the reported periods. The results of operations for any interim period are not necessarily indicative of results expected for the full year. The December 31, 2005, balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These unaudited interim financial statements should be read in conjunction with the financial statements and related notes for the year ended December 31, 2005, which are included in the Company’s 2005 Annual Report on Form 10-KSB.

Net Income (Loss) Per Common Share:

Basic net income (loss) per common share attributable to common shareholders is computed using the weighted average number of shares outstanding for the period. Diluted net income (loss) per common share attributable to common shareholders is computed using the weighted average number of shares outstanding per common share adjusted for the incremental dilutive shares attributed to outstanding stock options under the Company’s stock option plans, stock purchase warrants and convertible preferred stock. At June 30, 2006, the Company had outstanding warrants for the purchase of 250,000 shares of common stock and had outstanding stock options for the purchase of 1,660,191 shares of common stock.

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

As more fully described in our Annual Report on Form 10-K for the year ended December 31, 2005, we have granted stock options over the years to employees, non-employees and directors under various stockholder approved stock option plans. As of June 30, 2006, 1,660,191 stock options are outstanding. The fair value of each option grant was determined as of grant date, utilizing the Black-Scholes option pricing model. Based on these valuations, we recognized compensation expense of $16,254 ($0.01 per share) and $67,628 ($0.01 per share)  in the quarter and six months periods ended June 30, 2006. The amortization of each option grant will continue over the remainder of the vesting period of each option grant. We expect that the impact on earnings for the remainder of 2006 for stock based compensation will be approximately $17,000 and estimate the impact on future earnings to be approximately $55,000.

In prior years, we applied the intrinsic-value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for the issuance of stock incentives to employees, non-employees and directors. No compensation expense related to employees’ and directors’ stock incentives were recognized in the prior year financial statements, as all options granted under stock incentive plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Had we applied the fair value recognition provisions of “SFAS” No. 123, “Accounting for Stock-Based Compensation,” to stock based employee compensation for periods prior to 2006, our net income per share would have decreased to the pro forma amounts indicated below:

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Net Income
As reported	$46,614	$60,395
Pro forma	24,831	36,941
Basic and diluted net income per common share:

As reported	0.00	0.01
Pro forma	0.00	0.00
Share-Based Compensation:
As reported	22,383	38,634
Pro forma	21,783	23,454

In determining the compensation cost of options granted during the six months ended June 30, 2005, as specified by SFAS No. 123, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model and the weighted average assumptions used in these calculations are summarized as follows:

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005

Risk-free interest rate	6.00	6.00
Expected life of options granted	6 years	6 years
Expected volatility	34%	53%
Expected dividend yield	0%	0%

Warranty Reserve

The Company warrants its products for one or five years. The reserve for warranty is included in accrued expenses and is computed by averaging the last four years warranty costs incurred. The following summarizes the warranty transactions for the three-month periods ended:

	June 30,	June 30,
	2006	2005

Balance at Beginning of Period	$20,000	$74,000
Claims paid	—	3,444
Expense Provision	—	(3,444)
Balance at End of Period	$20,000	$74,000

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

2.                                       Significant Customers:

The Company had two customers that accounted for a significant percentage of net sales as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005

Customer A	1,104,160	766,995	2,735,151	1,295,567
% of Sales	42%	42%	50%	38%
% of Accounts Receivable	22%	28%	22%	28%

Customer B	236,711	226,587	604,244	449,191
% of Sales	9%	12%	11%	13%
% of Accounts Receivable	1%	15%	1%	15%

3.                                       Senior Debt:

The credit facility under the Company’s first amendment to second amended and restated senior credit agreement consists of an asset-based line of credit with availability of up to $1,200,000, subject to a borrowing base limitation of 85% of the Company’s eligible accounts receivable plus 40% of eligible raw materials and 30% of eligible finished goods. The asset-based line of credit bears interest at the bank’s reference rate plus one-half percent. At June 30, 2006, the effective rate was 8.75% on the line of credit.

The credit facility is collateralized by substantially all of the Company’s assets, except for certain equipment purchased with notes payable. The bank may at any time apply the funds available in any Company bank account against the outstanding loan balances. The line of credit expires June 30, 2007.

4.                                       Related Party Transactions

As of April 1, 2006, the Company agreed to modify its building and equipment lease agreements with a related party. The new lease term is month to month, continuing for an undetermined number of months, with monthly payments totaling $16,250. As part of the new lease agreements, the related party agreed to forgive all deferred rent totaling $942,792 which was recorded to Additional Paid In Capital.

On June 30, 2006, related party creditors agreed to restructure their short term debt to term notes, due and payable on July 1, 2008. The notes total $3,071,154 and the interest rate remains at 3%.

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

The Company’s ability to continue operations is dependent on its ability to sustain sales and maintain adequate margins on sales, as well as its ability to maintain its credit facilities. In addition, if the Company is unable to sustain sales at current levels and sustain positive cash flows from operations and maintain its credit facilities, it would be unable to meet its debt service requirements and may be forced to cease operations and / or liquidate assets.

Accordingly, there can be no assurance that the Company will continue as a going concern in its current form. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

The Company’s net sales of $2,624,353 for the second quarter ended June 30, 2006 increased by 43% or $790,311 from $1,834,042 for the same period in 2005. The Company’s net sales of $5,521,116 for the six months ended June 30, 2006 increased by 62% or $2,118,412 from $3,402,704 for the same period in 2005. Net sales from the Company’s major product lines for the second quarter and six months ended June 30, 2006 compared to the same periods in 2005 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Quickdraw conveyors	$772,311	$386,512	$1,357,443	$669,518
Spindles and motion control	$1,363,675	$878,483	$3,153,543	$1,493,894
Industrial centrifuges	$305,757	$269,621	$543,654	$590,111
Contract Manufacturing	$262,524	$280,178	$528,831	$617,910

Sales to the Company’s largest customer, Customer A, were $1,104,160 or 42% of net sales for the second quarter of 2006 compared to $766,995, or 42% of net sales for the same period in 2005. Sales to Customer B, the Company’s second largest customer were $236,711 or 9% of net sales for the second quarter of 2006 compared to $226,587 or 12% of sales for the same period in 2005. Sales increased overall during the second quarter of 2006 compared to the same period in 2005 due to a large increase in sales to the Company’s largest customer. Sales to the Company’s largest customer, Customer A, were $2,735,151 or 50% of net sales for the six months ended June 30, 2006 compared to $1,295,567, or 38% of net sales for the same period in 2005. Sales to Customer B, the Company’s second largest customer were $604,244 or 11% of net sales for the six months ended June 30, 2006 compared to $449,191 or 13% of sales for the same period in 2005. Sales increased overall during the six months ended June 30, 2006 compared to the same period in 2005 due to a large increase in sales to the Company’s largest customer.

Gross profit was $529,209 or 20% for the second quarter ended June 30, 2006, compared to $320,151 or 17% for the same period in 2005. Gross profit increased by $209,058 or 65% due to increased sales in the second quarter of 2006. Gross profit was $1,434,825 or 26% for the six months ended June 30, 2006, compared to $568,489 or 17% for the same period in 2005. Gross profit increased by $866,336 or 152% due to increased sales in the six months ended June 30, 2006. The gross profit for future quarters is dependent on the volume of sales and the product mix.

Selling, general and administrative expenses were $399,678 or 15% of net sales for the second quarter of 2006 compared to $231,476 or 13% of net sales for the same period in 2005. The increase for the quarter ended June 30, 2006 of $168,202 or 73% is due to increased selling expenses attributable to advertising and tradeshows. Selling, general and administrative expenses were $935,411 or 17% of net sales for the six months ended June 30, 2006 compared to $431,100 or 13% of net sales for the same period in 2005. The increase for the six months ended June 30, 2006 of $504,311 or 117% is due to increased expenses attributable to advertising, tradeshows, and administrative expenses including expensing of share-based compensation.

In the second quarter of 2006, the Company had operating income of $129,531 or 5% of net sales compared to $88,675 or 5% of net sales for the same period of 2005. The operating income increased for the second quarter by $40,856 or 46% due to the reasons discussed above. For the six months ended June 30, 2006, the Company had operating income of $499,414 or 9% of net sales compared to $137,389 or 4% of net sales for the same period of 2005. The operating income increased for the six months ended June 30, 2006 by $362,025 or 264% due to the reasons discussed above.

Other expenses (net), were $11,411 or 1% of net sales for the second quarter of 2006 compared to $42,061 or 2% for the same period of 2005. The decrease for the quarter ended June 30, 2006 of $30,650 or 73% is due to a decrease in interest expense as a result of reduced senior debt and from the gain on sale of equipment which is included in other income. Other expenses (net), were $43,182 or 1% of net sales for the six months ended June 30, 2006 compared to $76,994 or 2% for the same period of 2005. The decrease for the six months ended June 30, 2006 of $33,812 or 44% is due to a decrease in interest expense as a result of reduced senior debt and from the gain on sale of equipment.

The Company recorded net income for the second quarter ended June 30, 2006 and did not record a provision for income taxes and, generally, does not pay regular income taxes because of the availability of its net operating loss carry forwards.

The effect of inflation on the Company’s results has not been significant.

Net income attributable to common shareholders for the second quarter of 2006 was $100,120 or $0.01 per basic and diluted share, compared to a net income attributable to common shareholders of $28,614 or $0.00 per basic and diluted share for the second quarter of 2005. The change in net income is due to the reasons discussed above. Net income attributable to common shareholders for the six months ended June 30, 2006 was $420,232 or $0.05 per basic and $0.04 per diluted share, compared to a net income attributable to common shareholders of $24,395 or $0.00 per basic and diluted share for the second quarter of 2005. The change in net income is due to the reasons discussed above.

Liquidity and Capital Resources

At June 30, 2006, the Company had a working capital of $655,055, compared to a working capital deficiency of $3,004,467 at December 31, 2005. The current ratio was 1.34 at June 30, 2006 and .44 at December 31, 2005. The increase in working capital is due to debt restructuring, modification of lease agreements and as a result of profits during the quarter and six months ended June 30, 2006.

Net cash from operating activities was $363,443 for the six months ended June 30, 2006, compared to net cash used in operating activities of $248,286 for the comparable period in 2005. The increase in cash flows from operating activities for the six months ended June 30, 2006, from the comparable period in 2005, was due primarily to net income from operations as a result of increased sales and a reduction in accounts receivable.

Net cash used in investing activities for the six month period ended June 30, 2006 was $112,861, compared to $69,823 used in investing activities during the same six month period in 2005. The change was due to increased expenditures in capital equipment. The Company does not anticipate any material commitments for capital expenditures for the next 12 months.

Net cash used in financing activities was $217,945 for the six month period ended June 30, 2006, compared to cash provided by financing activities of $318,109 for the same period in 2005. The change was primarily due to paying down the senior debt in 2006 versus additional borrowings in 2005.

As of April 1, 2006, the Company agreed to modify its building and equipment lease agreements with a related party. The new lease term is month to month, continuing for an undetermined number of months, with monthly payments totaling $16,250.

On June 30, 2005, the Company entered into its second amended and restated senior credit agreement. That credit agreement consisted of an asset-based line of credit with availability of up to $1,200,000, subject to a borrowing base limitation of 80% of the Company’s eligible accounts receivable plus 40% of eligible raw materials and 30% of eligible finished goods. The asset-based line of credit bore interest at the bank’s reference rate plus two percent.

On June 30, 2006, the Company entered into its first amendment to second amended and restated senior credit agreement consisting of an asset-based line of credit with availability of up to $1,200,000, subject to a borrowing base limitation of 85% of the Company’s eligible accounts receivable plus 40% of eligible raw materials and 30% of eligible finished goods. The asset-based line of credit bears interest at the bank’s reference rate plus one-half percent and matures in June 2007. At June 30, 2006, the effective rate was 8.75% on the line of credit.

The credit facility is collateralized by all of the Company’s assets, except for certain equipment obtained with purchase-money financing. The bank may at any time apply the funds available in any Company bank account against the outstanding loan balances. The line of credit is due on demand; accordingly, this amount has been classified as a current liability in the Company’s June 30, 2006 and December 31, 2005 balance sheets.

As of April 1, 2006, the Company agreed to modify its building and equipment lease agreements with a related party. The new lease term is month to month, continuing for an undetermined number of months, with monthly payments totaling $16,250. As part of the new lease agreements, the related party agreed to forgive all deferred rent totaling $942,792 which was recorded to Additional Paid In Capital.

On June 30, 2006, related party creditors agreed to restructure their short term debt to term notes, due and payable on July 1, 2008. The notes total $3,071,154 and the interest rate remains at 3%.

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

Summary

The improved operating performance for the six month period ending June 30, 2006 is the result of operational efficiencies and improvements at a constant and measured pace, debt restructuring, and a balanced approach to the risk management of operations and sales. With the appropriate managerial policy actions, the upside and downside risks to the attainment of both sustainable growth and operational stability should be kept roughly equal. Management is cautiously optimistic and intends to respond to changes in economic prospects as needed to fulfill its obligation to prudent fiscal management and stable and fiscally responsible growth, while focusing on its profitable strengths and advantages.

While the Company’s performance in the second quarter of 2006 has shown improvement, its sustainability is uncertain. It is reasonable to assume that a large portion of second quarter 2006 sales growth is due to unique opportunities with significant customers. Management anticipates that these unique opportunities are exceptions above and beyond the Company’s business plan. Despite this uncertainty, the

Company’s business plan will continue to include the execution of strategic plans designed to increase sales and profitability. The Company has no intention of issuing any specific performance guidance for future periods.

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

The Company’s critical accounting policies are those both having the most impact to the reporting of the Company’s financial condition and results, and requiring significant judgments and estimates. The Company’s critical accounting policies include those related to revenue recognition, share-based compensation and valuation of inventories.

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

PART II – OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held an annual meeting of its Shareholders on Friday, May 19, 2006.

Richard F. McNamara, James L. Reissner, Michael J. Tate, Robert L. Stehlik and James H. Zavoral, M.D. were re-elected as directors of the Company. Each director received the following votes:

	Shares
	In Favor	Withhold Authority
Mr. McNamara	8,509,203	0
Mr. Reissner	8,509,203	0

Michael J. Tate	8,509,203	0
Robert L. Stehlik	8,509,203	0
James H. Zavoral, M.D.	8,509,203	0

Additionally, the Shareholders ratified the appointment of Virchow, Krause & Company, LLP as independent auditors of the Company for the year ending December 31, 2006 with the following vote:  8,518,910 shares in favor, 8,461 shares voting against and 7,808 shares abstaining.

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

MAGSTAR TECHNOLOGIES, INC.
(Registrant)

Date: August 9, 2006	By:	/s/ Jon L. Reissner
Jon L. Reissner
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2006	By:	/s/ Joseph A. Petrich
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