Form 10QSB
period 2006-09-30
MAGSTAR TECHNOLOGIES INC
filed 2006-11-09
CIK 83490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

  Yes ☐  No ☒

As of November 6, 2006, there were 9,137,223 and 1,000,000 shares of the registrant’s Common Stock, $.1875 par value and Preferred Stock, $.1875 par value, respectively, outstanding.

Transitional Small Business Disclosure Format (Check one):  YES  ☐       NO ☒

PART I.  FINANCIAL INFORMATION

MAGSTAR TECHNOLOGIES, INC.

ITEM 1.  FINANCIAL INFORMATION

BALANCE SHEETS

SEPTEMBER 30, 2006 AND DECEMBER 31, 2005

	September 30,	December 31,
	2006	2005
	(Unaudited)	Audited
ASSETS
Current Assets:
Cash	$600	$600
Accounts receivable, net	1,217,937	1,024,035
Inventories	1,542,554	1,296,321
Other current assets	61,460	71,495
Total current assets	2,822,551	2,392,451

Property, plant and equipment, net	203,486	96,511
Patents	25,364	22,301
Total assets	$3,051,401	$2,511,263

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Senior debt	$551,884	$519,649
Capital lease obligations	—	48,137
Checks issued in excess of cash in bank	9,781	21,972
Accounts payable to related parties	9,164	—
Notes payable to related parties	—	3,071,154
Accounts payable	731,498	596,267
Accrued expenses	385,165	408,655
Short term deferred gain on sale – leaseback	331,524	487,554
Deposits	74,275	—
Current portion of deferred rent and equipment leases	—	243,530
Total current liabilities	2,093,291	5,396,918

Notes payable to related parties – long term	3,140,065	—
Deferred gain on sale – leaseback, net of current portion	376,128	1,040,850
Deferred rent and equipment leases	—	581,413
Deposits	—	2,000
Other liabilities	—	240
Total liabilities	5,609,484	7,021,421
Stockholders’ deficiency:
Convertible preferred stock, par value $.1875 per share,
Authorized 2,500,000 shares; 1,000,000 issued and Outstanding	187,500	187,500
Common stock, par value $.1875 per share, authorized 30,000,000 shares; 9,137,223 and 9,130,723 issued and outstanding at September 30, 2006 and December 31, 2005, respectively	1,713,229	1,712,011
Additional paid-in capital	23,559,584	22,557,683
Share-based compensation	—	(27,704)
Accumulated deficit	(28,018,396)	(28,939,648)
Total stockholders’ deficiency	(2,558,083)	(4,510,158)
Total liabilities and stockholders’ deficiency	$3,051,401	$2,511,263

See accompanying notes to financial statements.

MAGSTAR TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS

	(Unaudited)		(Unaudited)
	For the three months ended		For the nine months ended
	September 30,		September 30,
	2006	2005	2006	2005

Net sales	$2,315,781	$2,338,739	$7,836,896	$5,741,443
Cost of sales	1,836,073	1,812,137	5,922,364	4,646,352

Gross profit	479,708	526,602	1,914,532	1,095,091

Selling, general and administrative expenses
Gain on sale – leasebacks (see note 4)	(576,976)	(121,888)	(820,754)	(365,666)
Other selling, general and administrative expenses	559,420	456,583	1,738,611	1,131,461

Total selling, general and administrative expenses, net	(17,556)	334,695	917,857	765,795

Operating income	497,264	191,907	996,675	329,296

Other income (expense):
Interest expense	(32,744)	(49,887)	(91,923)	(126,880)
Other, net	500	7,804	16,500	7,804

Total other income (expense), net	(32,244)	(42,083)	(75,423)	(119,076)

Net income	465,020	149,824	921,252	210,220

Deemed dividend on preferred stock	18,000	18,000	54,000	54,000

Net income attributable to common shareholders	$447,020	$131,824	$867,252	$156,220

Net income per share attributable to common shareholders – basic	$0.05	$0.01	$0.09	$0.02
Net income per share attributable to common shareholders – diluted	$0.04	$0.01	$0.08	$0.02

Weighted average common shares outstanding – basic	9,137,223	9,125,543	9,135,760	9,125,543
Weighted average common shares outstanding - diluted	10,558,550	9,592,917	10,557,086	9,592,917

See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS

	(Unaudited)
	For the nine months ended September 30,
	2006	2005
Cash flows from operating activities:
Net income	$921,252	$210,220
Adjustments to reconcile net income to net cash,
Provided by (used in) operating activities:
Depreciation and amortization	21,469	38,365
Gain on sale-leaseback	(820,752)	(365,666)
Deferred equipment lease	(47,530)	96,003
Share-based compensation to employees and non-employees	85,301	56,300
Deferred rent	(10,231)	257,544
Accrued interest on notes payable to related parties	68,911	66,677

Changes in operating assets and liabilities:
Accounts receivable	(193,902)	(484,937)
Inventories	(246,233)	(147,906)
Prepaid expenses	10,035	14,853

Accounts payable	310,841	140,723
Accrued expenses	(23,490)	(55,619)
Accounts payable to related parties	9,164	(10,445)
Deposits	72,275	12,538
Other liabilities	(240)	(12,107)

Net cash provided by (used in) operating activities	156,870	(183,457)

Cash flows from investing activities:
Purchases of equipment	(127,317)	(70,547)
Payments for patents	(4,190)	(7,606)

Net cash (used in) investing activities	(131,507)	(78,153)

Cash flows from financing activities:
Net borrowings from note payable to related party	—	285,000
Change in senior debt	32,235	128,599
Payments on capital leases	(48,137)	(12,500)
Proceeds from exercise of stock options	2,730	1,500
Net change in checks issued in excess of cash in bank	(12,191)	(77,960)

Net cash provided by (used in) financing activities	(25,363)	324,639
Net increase in cash	—	63,029
Cash, beginning of year	600	500

Cash, end of period	$600	$63,529

Supplemental disclosures of cash flow information:
Cash paid for interest	$34,254	$60,203

Noncash investing and financing activities:
Conversion of liability to common stock	—	$23,845
Forgiveness of related party debt and lease payable	$942,792	$—

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1.             Financial Statements:

The unaudited financial statements of MagStar Technologies, Inc. (the “Company”) for the three and nine month periods ended September 30, 2006 and 2005 reflect, in the opinion of management, all adjustments (which include normal recurring adjustments) necessary to fairly state the financial position, and the results of operations and cash flows for the reported periods.  The results of operations for any interim period are not necessarily indicative of results expected for the full year.  The December 31, 2005, balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  These unaudited interim financial statements should be read in conjunction with the financial statements and related notes for the year ended December 31, 2005, which are included in the Company’s 2005 Annual Report on Form 10-KSB.

Net Income (Loss) Per Common Share:

Basic net income (loss) per common share attributable to common shareholders is computed using the weighted average number of shares outstanding for the period.  Diluted net income (loss) per common share attributable to common shareholders is computed using the weighted average number of shares outstanding per common share adjusted for the incremental dilutive shares attributed to outstanding stock options under the Company’s stock option plans, stock purchase warrants and convertible preferred stock.  At September 30, 2006, the Company had outstanding warrants for the purchase of 250,000 shares of common stock and had outstanding stock options for the purchase of 1,554,133 shares of common stock.

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

As more fully described in our Annual Report on Form 10-K for the year ended December 31, 2005, we have granted stock options over the years to employees, non-employees and directors under various stockholder approved stock option plans. As of September 30, 2006, the company had 1,554,133 stock options outstanding. The fair value of each option grant was determined as of grant date, utilizing the Black-Scholes option pricing model. Based on these valuations, we recognized compensation expense of $17,673 ($0.01 per share) and $85,301 ($0.01 per share) in the quarter and nine months periods ended September 30, 2006.  The amortization of each option grant will continue over the remainder of the vesting period of each option grant. We expect that the impact on earnings for the remainder of 2006 for stock based compensation will be approximately $20,000 and estimate the impact on future earnings to be approximately $80,000.

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

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Net Income
As reported	$149,824	$210,220
Pro forma	149,667	178,360
Basic and diluted net income per common share:

As reported	0.02	0.02
Pro forma	0.02	0.02
Share-Based Compensation:
As reported	17,667	56,300
Pro forma	157	31,860

In determining the compensation cost of options granted during the nine months ended September 30, 2005, as specified by SFAS No. 123, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model and the weighted average assumptions used in these calculations are summarized as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005

Risk-free interest rate	6.75	6.75
Expected life of options granted	6 years	6 years
Expected volatility	53%	34%
Expected dividend yield	0%	0%

Warranty Reserve

The Company warrants its products for one or five years. The reserve for warranty is included in accrued expenses and is computed by averaging the last four years warranty costs incurred.  The following summarizes the warranty transactions for the three-month periods ended:

	September 30,	September 30,
	2006	2005

Balance at Beginning of Period	$20,000	$74,000
Claims paid	248	3,444
Expense Provision	(248)	(3,444)
Adjustments	—	(53,693)
Balance at End of Period	$20,000	$74,000

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

2.             Significant Customers:

The Company had two customers that accounted for a significant percentage of net sales as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005

Customer A	$724,073	$922,396	$3,459,224	$2,217,963
% of Sales	31%	39%	44%	39%
% of Accounts Receivable	12%	39%	12%	39%

Customer B	$234,655	$270,668	$838,899	$719,859
% of Sales	10%	12%	11%	13%
% of Accounts Receivable	13%	19%	13%	19%

3.             Senior Debt:

The credit facility under the Company’s first amendment to second amended and restated senior credit agreement consists of an asset-based line of credit with availability of up to $1,200,000, subject to a borrowing base limitation of 85% of the Company’s eligible accounts receivable plus 40% of eligible raw materials and 30% of eligible finished goods. The asset-based line of credit bears interest at the bank’s reference rate plus one-half percent.  At September 30, 2006, the effective rate was 8.75% on the line of credit.

The credit facility is collateralized by substantially all of the Company’s assets, except for certain equipment purchased with notes payable. The bank may at any time apply the funds available in any Company bank account against the outstanding loan balances.  The line of credit expires June 30, 2007.

4.                                       Related Party Transactions

As of April 1, 2006, the Company agreed to amend its building and equipment lease agreements with the lessor (a related party through common ownership).  The amended lease combined the former building and equipment lease agreements into one lease.  As part of the amended lease, the Company now leases a portion of the building.  The amended lease term is month to month, continuing for an undetermined number of months, with monthly payments totaling $16,250.  As part of the amended lease agreement, the lessor agreed to forgive all deferred rent totaling $942,792 which was recorded to additional paid in capital in the second quarter of 2006.

The Company has determined that the amended lease is in substance a term lease based on the Company’s intent to continue to use the equipment and building under the lease for an extended period of time.  Since the Company now leases only a portion of the building, the Company recognized $494,094 of the deferred gain on sale-leaseback immediately into income.  The remaining gain on sale-leaseback related to the building as of July 1, 2006 totaling $557,169 will be amortized over thirty-eight months. The gain on sale-leaseback of equipment will continue to be amortized over the remaining life of the previous term which had eighteen months remaining as of July 1, 2006.

On June 30, 2006, related party creditors agreed to restructure their short term debt to term notes, due and payable on July 1, 2008.  The notes totaled $3,071,154 and the interest rate remained at 3%.

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

General

MagStar Technologies, Inc. (“MagStar” or the “Company”) is a publicly owned company headquartered in Hopkins, Minnesota.  The Company’s stock is quoted on the Over-The-Counter Bulletin Board under the symbol “MGST”. MagStar is a manufacturer of conveyors, material handling equipment, motion control devices, and contract manufactured medical devices.  MagStar’s primary product is Quickdraw brand conveyor systems, used in factory and laboratory automation.  MagStar also manufactures customized motion control products (custom servo motors, spindles, and linear slides), disposable based medical centrifuges and devices, and its’ other proprietary product, oil centrifuges.  Products manufactured by MagStar are used in high-tech manufacturing, electronics assembly, surgical procedures, and laboratory processes.   Engineering strengths, precision machining abilities, and assembly services enable MagStar to be a prototype developer and production manufacturer of high performance and cost effective products.

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

Results of Operations

The Company’s net sales of $2,315,781 for the third quarter ended September 30, 2006 decreased by 1% or $22,958 from $2,338,739 for the same period in 2005.  The Company’s net sales of $7,836,896 for the nine months ended September 30, 2006 increased by 36% or $2,095,453 from $5,741,443 for the same period in 2005.   Net sales from the Company’s major product lines for the third quarter and nine months ended September 30, 2006 compared to the same periods in 2005 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Quickdraw conveyors	$869,070	$774,596	$2,226,513	$1,444,114
Spindles and motion control	$920,105	$1,038,893	$4,073,648	$2,532,487
Industrial centrifuges	$319,552	$187,155	$863,206	$777,266
Contract Manufacturing	$196,894	$324,546	$725,725	$942,456

Sales to the Company’s largest customer, Customer A, were $724,073 or 31% of net sales for the third quarter of 2006 compared to $922,396, or 39% of net sales for the same period in 2005.  Sales to Customer B, the Company’s second largest customer were $234,655 or 10% of net sales for the third quarter of 2006 compared to $270,668 or 12% of sales for the same period in 2005.  Sales were flat during the third quarter of 2006 compared to the same period in 2005.  Sales to the Company’s largest customer, Customer A, were $3,459,224 or 44% of net sales for the nine months ended September 30, 2006 compared to $2,217,963 or 39% of net sales for the same period in 2005.  Sales to Customer B, the Company’s second largest customer were $838,899 or 11% of net sales for the nine months ended September 30, 2006 compared to $719,859 or 13% of sales for the same period in 2005.  Sales increased overall during the nine months ended September 30, 2006 compared to the same period in 2005 due to a large increase in sales to the Company’s largest customers.

Gross profit was $479,708 or 21% for the third quarter ended September 30, 2006, compared to $526,602 or 23% for the same period in 2005.  Gross profit decreased by $46,894 or 9% because of the less favorable product mix sold in the third quarter of 2006.  Gross profit was $1,914,532 or 24% for the nine months ended September 30, 2006, compared to $1,095,091 or 19% for the same period in 2005.  Gross profit increased by $819,441 or 75% due to increased sales in the nine months ended September 30, 2006.  The gross profit for future quarters is dependent on the volume of sales and the product mix.

Selling, general and administrative expenses were $(17,556) or (1)% of net sales for the third quarter of 2006 compared to $334,695 or 14% of net sales for the same period in 2005.  The decrease for the quarter ended September 30, 2006 of $352,251 or 105% is due to a one-time recognition of a portion of the deferred gain on the sale of building in 2003 as a result of restructuring of the building lease in July 2006.  Selling, general and administrative expenses were $917,857 or 12% of net sales for the nine months ended September 30, 2006 compared to $765,795 or 13% of net sales for the same period in 2005.  The increase for the nine months ended September 30, 2006 of $152,062 or 20% is due to increased expenses attributable to advertising, tradeshows, and administrative expenses including expensing of share-based compensation offset partially by a one-time recognition of a portion of the deferred gain on the sale of building in 2003 as a result of restructuring of the building lease in June 2006.

In the third quarter of 2006, the Company had operating income of $497,264 or 21% of net sales compared to $191,907 or 8% of net sales for the same period of 2005.  The operating income increased for the third quarter by $305,357 or 159% due to the reasons discussed above.  For the nine months ended September 30, 2006, the Company had operating income of $996,675 or 13% of net sales compared to $329,296 or 6% of net sales for the same period of 2005.  The operating income increased for the nine months ended September 30, 2006 by $667,379 or 203% due to the reasons discussed above.

Other expenses (net) were $32,244 or 1% of net sales for the third quarter of 2006 compared to $42,083 or 2% for the same period of 2005.  The decrease for the quarter ended September 30, 2006 of $9,839 or 23% is due to a decrease in interest expense as a result of lower average outstanding balance of our senior debt.  Other expenses (net) were $75,423 or 1% of net sales for the nine months ended September 30, 2006 compared to $119,076 or 2% for the same period of 2005.  The decrease for the nine months ended September 30, 2006 of $43,653 or 37% is due to a decrease in interest expense as a result of lower average outstanding balance of our senior debt and from the gain on sale of equipment.

The Company recorded net income for the third quarter ended September 30, 2006 and did not record a provision for income taxes because of the availability of its net operating loss carry forwards.

The effect of inflation on the Company’s results has not been significant.

Net income attributable to common shareholders for the third quarter of 2006 was $447,020 or $0.05 per basic and $.04 per diluted share, compared to a net income attributable to common shareholders of $131,824 or $0.01 per basic and diluted share for the third quarter of 2005.  The change in net income is due to the reasons discussed above.  Net income attributable to common shareholders for the nine months ended September 30, 2006 was $867,252 or $0.09 per basic and $0.08 per diluted share, compared to a net income attributable to common shareholders of $156,220 or $0.02 per basic and diluted share for the third quarter of 2005.  The change in net income is due to the reasons discussed above.

Liquidity and Capital Resources

At September 30, 2006, the Company had working capital of $729,260, compared to a working capital deficiency of $3,004,467 at December 31, 2005. The current ratio was 1.35 at September 30, 2006 and .44 at December 31, 2005.  The increase in working capital is due to debt restructuring, modification of lease agreements and as a result of profits during the quarter and nine months ended September 30, 2006.

Net cash provided by operating activities was $156,870 for the nine months ended September 30, 2006, compared to net cash used in operating activities of $183,457 for the comparable period in 2005.  The increase in cash flows from operating activities for the nine months ended September 30, 2006, from the comparable period in 2005, was due primarily to net income from operations as a result of increased sales and an increase in accounts payable and customer deposits

Net cash used in investing activities for the nine month period ended September 30, 2006 was $131,507, compared to $78,153 used in investing activities during the same nine month period in 2005.  The change was due to increased expenditures in capital equipment. The Company does not anticipate any material commitments for capital expenditures for the next 12 months.

Net cash used in financing activities was $25,363 for the nine month period ended September 30, 2006, compared to cash provided by financing activities of $324,639 for the same period in 2005.  The change was primarily due to paying down the senior debt in 2006 versus additional borrowings in 2005.

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

On June 30, 2006, the Company entered into its first amendment to second amended and restated senior credit agreement consisting of an asset-based line of credit with availability of up to $1,200,000, subject to a borrowing base limitation of 85% of the Company’s eligible accounts receivable plus 40% of eligible raw materials and 30% of eligible finished goods.  The asset-based line of credit bears interest at the bank’s reference rate plus one-half percent and matures in June 2007.  At September 30, 2006, the effective rate was 8.75% on the line of credit.

The credit facility is collateralized by all of the Company’s assets, except for certain equipment obtained with purchase-money financing. The bank may at any time apply the funds available in any Company bank account against the outstanding loan balances.  As of September 30, 2006, the Company had borrowed $551,884 under the credit facilities.  The line of credit is due on demand; accordingly, this amount has been classified as a current liability in the Company’s September 30, 2006 and December 31, 2005 balance sheets.

As of April 1, 2006, the Company agreed to modify its building and equipment lease agreements with a related party.  The new lease term is month to month, with monthly payments totaling $16,250.  As part of the new lease agreements, the related party agreed to forgive all deferred rent totaling $942,792 which was recorded to additional paid in capital.

The Company has determined that the amended lease is in substance a term lease based on the Company’s intent to continue to use the equipment and building under the lease for an extended period of time.  Since the Company now leases only a portion of the building, the Company recognized $494,094 of the deferred gain on sale-leaseback immediately into income.  The remaining gain on sale-leaseback related to the building as of July 1, 2006 totaling $557,169 will be amortized over thirty-eight months. The gain on sale-leaseback of equipment will continue to be amortized over the remaining life of the previous term which had eighteen months remaining as of July 1, 2006.

On June 30, 2006, related party creditors agreed to restructure their short term debt to term notes, due and payable on July 1, 2008.  The balance of the notes on June 30, 2006 totaled $3,071,154 and the interest rate remains at 3%.

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

Summary

The improved operating performance for the nine month period ending September 30, 2006 compared to the prior year is the result of operational efficiencies and improvements at a constant and measured pace, debt restructuring, and a balanced approach to the risk management of operations and sales.  With the appropriate managerial policy actions, the upside and downside risks to the attainment of both sustainable growth and operational stability should be kept roughly equal.  Management is cautiously optimistic and intends to respond to changes in economic prospects as needed to fulfill its obligation to prudent fiscal management and stable and fiscally responsible growth, while focusing on its profitable strengths and advantages.

While the Company’s performance in the third quarter of 2006 has shown improvement, its sustainability is uncertain.  It is reasonable to assume that a large portion of the sales growth in 2006 is due to unique opportunities with significant customers.  Management anticipates that these unique opportunities are exceptions above and beyond the Company’s business plan.  Despite this uncertainty, the Company’s business plan will continue to include the execution of strategic plans designed to increase sales and profitability.  The Company has no intention of issuing any specific performance guidance for future periods.

This Form 10-QSB contains forward-looking statements that involve risk and uncertainties, including references to sales, business development activities, anticipated financial performance, business prospects, and similar matters.  In addition, the Company has a high concentration of business with major customers and any significant reduction in sales to these customers may have a material effect on net income.  Because of these and other uncertainties, actual results could differ materially from those reflected in any forward-looking statements.

Critical Accounting Policies and Estimates

The Company’s significant accounting policies are described in Note 2 to the Financial Statements included in our annual report on form 10-KSB for the year ended December 31, 2005.  The accounting policies used in preparing the Company’s interim 2006 condensed financial statements are the same as those described in the Company’s annual report.

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

MAGSTAR TECHNOLOGIES, INC.
(Registrant)

Date:	November 9, 2006	By:	/s/ Jon L. Reissner
Jon L. Reissner
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 9, 2006	By:	/s/ Joseph A. Petrich
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