Form 10KSB
period 2006-12-31
MAGSTAR TECHNOLOGIES INC
filed 2007-03-29
CIK 83490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-KSB

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.      ☐

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

YES   ☐         NO   ☒

The Registrant’s revenues for the fiscal year ended December 31, 2006 were $9,983,086.

The aggregate market value of the common stock of the Company held by non-affiliates as of March 19, 2007 was approximately $2,420,229 (based on the last sale price of the common stock on that date).

The total number of shares of the Company’s common stock outstanding on March 19, 2007 was 9,137,223 shares.

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

ITEM 1.  DESCRIPTION OF BUSINESS.

Business Overview

MagStar Technologies, Inc. (“MagStar” or the “Company”) is a leading global provider of products, technologies, solutions, and services to businesses of all sizes.  Our offering includes:

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

Customers

In 2006, the Company had sales to its largest customer of $4,283,009, approximately a 27% increase from sales of $3,373,257 to the same customer in 2005.  This customer accounted for approximately 43% of the Company’s sales in 2006, compared to 42% of the Company’s sales in 2005.  It is reasonable to assume that a large portion of the sales growth from this customer was due to unique opportunities during the first quarter of 2006.  Management anticipates that these unique opportunities were exceptions above and beyond the Company’s business plan.  Sales with this customer are expected to remain at levels consistent with the third and fourth quarters of 2006 and possibly increase during 2007.  Sales in 2006 to the Company’s second largest customer were $1,222,046, compared to $1,039,926 in 2005.  This accounted for approximately 12% of the Company’s 2006 sales.  The increase of $182,120, or 18%, from 2005 sales to the customer is due to cyclical demand from this customer originating in the semiconductor industry.  The Company anticipates sales to this customer to remain at current levels and possibly increase in 2007.  The Company has no intention of issuing any specific performance guidance for future periods.  The Company’s backlog of orders and releases on December 31, 2006 was approximately $3.3 million, compared to approximately $4.2 million on December 31, 2005.

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

Competition

With regard to the Quickdraw Conveyor product group, there are many manufacturers of parts and components used in these systems.  However, the Company is not aware of any other manufacturers that also have the ability to engineer and manufacture high performance, precision, custom designed and highly cosmetic conveyors for these markets to the satisfaction of its customers.  The Company believes that its high speed, high precision and high performance products give it the ability to compete effectively in the conveyor market.

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

Research and Development

There were no significant research and development expenses that were not customer funded in 2006 or 2005, nor does the Company anticipate significant expenses of this nature in 2007.

Intellectual Property

The Company has four patents on its Quickdraw Conveyor products.  The Company has trademarks on its oil centrifuge product and conveyor products.

The Company has its employees sign confidentiality and nondisclosure agreements at the time of hiring.  The Company also requires certain vendors to sign such agreements.

Backlog

The Company makes product forecasts for future delivery based upon frequently updated information from customers; such forecasts are then adjusted or replaced by actual purchase orders or production releases.  The Company’s backlog of orders and releases on December 31, 2006 was approximately $3.3 million, compared to approximately $4.2 million on December 31, 2005. The Company’s backlog often fluctuates because of blanket orders placed by customers who schedule delivery of the product over future months.  The usual period between receipt of an order for a new assembly and the first delivery of the product by the Company is 2 to 6 months.  The delivery period for subsequent orders generally is shorter.  The Company believes its backlog is firm.

Employees

As of December 31, 2006, the Company had 59 employees, which includes 58 full time employees and 1 part time employee.  As of December 31, 2005, the Company had 57 employees, which included 56 full time employees and 1 part time employee.

ITEM 2. DESCRIPTION OF PROPERTY.

The Company’s executive offices and manufacturing facilities are located at 410 Eleventh Avenue South, Hopkins, Minnesota.  The Company currently leases 57,545 square feet of the building from Hopkins Eleventh Avenue LLC (a related party through common ownership).  The new lease term is month to month, with monthly payments totaling $16,250.

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

		High	Low
2006:	First Quarter	$1.00	$0.60
	Second Quarter	$0.89	$0.52
	Third Quarter	$0.80	$0.55
	Fourth Quarter	$0.58	$0.33

		High	Low
2005:	First Quarter	$0.65	$0.45
	Second Quarter	$0.45	$0.40
	Third Quarter	$0.75	$0.40
	Fourth Quarter	$0.65	$0.45

Holders

As of March 19, 2007 there were approximately 1,250 registered record holders of the Company’s common stock and 3 record holders of the Company’s Series A preferred stock.

Dividends

No cash dividends were declared or paid by the Company during 2006 or 2005, and the Company does not intend to pay dividends on its common stock or Series A preferred stock in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans.

See “Item 11. Security Ownership of Certain Beneficial Owners and Management” below for Equity Compensation Plan Information.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

General

During 2006 compared to 2005, the Company experienced increased sales for its blood centrifuge spindles and conveyors to the Company’s largest customers.  Quickdraw Conveyor and spindle orders account for the majority of the December 31, 2006 backlog.  The Company sees continued conveyor and spindle sales growth as the key areas to the Company’s strategic growth.  There can be no assurance that sales to the Company’s largest customers or sales of other products will be sufficient to allow the Company to maintain positive cash flow or profitability.

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

Inventory Valuation

The Company considers recent historic usage and future demand in estimating its net realizable value of its inventory.  Inventory at December 31, 2006 reflects write-downs of $51,116.  Should it be determined that write downs are insufficient, then the Company would be required to record additional inventory write-downs, which would have a negative impact on gross profit.

Revenue Recognition

The Company recognizes sales when products are shipped, collectability is probable and the sales price is fixed or determinable.

Results of Operations

Total revenues for 2006 were $9,983,086, compared to $8,104,646 for 2005.  Net sales by classifications were as follows:

	2006	2005
Quickdraw Conveyors	$2,826,729	$1,937,525
Spindles and Motion Control	5,159,455	3,780,717
Industrial Centrifuges	1,097,321	918,952
Contract manufacturing	885,263	1,410,467
Other revenue	14,318	56,985
Total	$9,983,086	$8,104,646

The Company’s net sales increased by approximately 23% in 2006 from 2005, compared to an increase in net sales of 10% in 2005 from 2004. Sales are not subject to seasonal volatility.  The increase in sales from 2006 over 2005 was due to a unique opportunity with a significant spindle customer during the first two quarters of 2006.  The increase in Quickdraw conveyor sales was attributable to changing the Company’s strategic focus from contract manufacturing to conveyor sales.

Cost of sales was $7,710,100 for 2006, compared to $6,552,155 in 2005, an increase in the cost of sales of approximately 18%.  While the cost of sales increased in 2006 over 2005, gross profit dollars and percentages also increased.  The increase in the cost of sales reflects increased sales and proportional improvements in cost control and management of variable expenses including material, labor, benefits, and process and productivity improvement.

Gross profit was $2,272,986, or 23% for 2006, compared to $1,552,491 or 19% in 2005.  This increase in gross profit was due to the factors discussed above.

Selling, general and administrative expenses were $1,352,274 or 14% of net sales in 2006, compared to $1,217,782 or 15% of net sales in 2005.  The increase in selling, general and administrative expenses of $134,492 or 11% is due primarily to an increase in personnel, trade shows, advertising and sales commissions.  These increased expenses were offset by deferred gain recognition due to restructuring the building and equipment leases in July 2006.

As a consequence of the foregoing factors, the Company had operating income in 2006 of $920,712 or 9% of net sales, compared to operating income of $334,709 or 4% in 2005, an increase of $586,003 or 175% of net sales.

Interest expense in 2006 was $122,616, compared to $149,669 in 2005.  The decrease in interest expense of $27,053 is a result of a lower average outstanding balance of our senior debt during 2006 compared to 2005.  Total other income, net of interest expenses in 2006 was $15,606, compared to $7,804 in 2005, an increase of $7,802 or 100%.

Total other expense, net in 2006 was $107,010, compared to total other expense, net in 2005 of $141,865, a decrease of $34,855 or 25% which was primarily due to a lower average outstanding balance of our senior debt during 2006 compared to 2005.

The effect of inflation on the Company’s results has not been significant.

Net income attributable to common shareholders during 2006, was $741,702, or $.08 per basic and $.07 per diluted share, compared to a net income attributable to common shareholders of $120,844, or $.01 per basic and diluted share for 2005.  Net income or loss is due to the reasons discussed above.

The Company recorded net income for 2006.  Generally, the Company does not pay regular income taxes because of the availability of its net operating loss carry forwards.

Liquidity and Capital Resources

At December 31, 2006, the Company had working capital of $586,603, compared to a working capital deficit of $3,004,467 at December 31, 2005.  The current ratio was 1.42 at December 31, 2006, compared to .44 at December 31, 2005.  The increase in the working capital is due to debt restructuring, modification of lease agreements and as a result of profits during 2006.

The Company had positive cash flows from operations of $805,481 for the year ended December 31, 2006, compared to cash flows from operations of $34,972 for the year ended December 31, 2005. The Company’s ability to meet its continuing cash requirements in the future is dependent on sustaining adequate sales and margins from its manufacturing operations.

Net cash used in investing activities was $127,372 for the year ended December 31, 2006, compared to net cash used in of $85,328 for the year ended December 31, 2005.

Net cash (used in) financing activities was $587,028 for the year ended December 31, 2006, compared to cash provided by financing activities of $50,456 for the year ended December 31, 2005.

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

Notes Payable to Related Parties

The Company has notes payable to different entities, all related through common ownership.  The balance outstanding on the related party notes was $3,071,154 at December 31, 2006 and 2005.  All the related party notes accrue interest at 3%.  For the years ended 2006 and 2005, all accrued interest was forgiven which was $92,135 and $89,597, respectively.  The forgiveness of accrued interest was recorded to additional paid-in capital.  On June 30, 2006 the related parties agreed to extend the due dates of the notes to July 1, 2008.

Credit Agreement

On June 30, 2006, the Company entered into its first amendment to the second amended and restated senior credit agreement consisting of an asset-based line of credit with availability of up to $1,200,000, subject to a borrowing base limitation of 85% of the Company’s eligible accounts receivable.  In addition the Company can borrow up to 40% of eligible raw materials and 30% of eligible finished goods for a one time 120-day period.  The asset-based line of credit bears interest at the bank’s reference rate plus one-half percent and matures in June 2007.  At December 31, 2006, the effective rate was 8.75% on the line of credit.

The credit facility is collateralized by all of the Company’s assets, except for certain equipment obtained with purchase-money financing. The bank may at any time apply the funds available in any Company bank account against the outstanding loan balances.  As of December 31, 2006, $0 was outstanding under the credit facilities.  The line of credit is due on demand; accordingly, is classified as a current liability as of December 31, 2006 and 2005.

Building and Equipment Lease Financing

On March 21, 2001, the Company entered into two sale-leaseback agreements with Activar Properties (a related party through common ownership).  On February 25, 2003, the Company sold the building to Hopkins Eleventh Avenue LLC (a related party through common ownership) and entered into a sale-leaseback arrangement.  Since 2001, the leases have been modified with the most recent on July 1, 2006.  The amended lease combined the former building and equipment lease agreements into one lease.  The new lease term is month to month, with monthly payments totaling $16,250.  As part of the new lease agreements, the related party agreed to forgive all deferred rent totaling $942,792 which was recorded to additional paid-in capital.

The Company has determined that the amended lease is in substance a term lease based on the Company’s intent to continue to use the equipment and building under the lease for an extended period of time.  Since the Company now leases only a portion of the building, the Company recognized $494,094 of the deferred gain on sale-leaseback immediately into income related to the portion of the building no longer leased.  The remaining gain on sale-leaseback related to the building as of July 1, 2006 totaling $557,169 will be amortized over the previous remaining term of thirty-eight months. The gain on sale-leaseback of equipment will continue to be amortized over the remaining life of the previous term which was eighteen months as of July 1, 2006.

Expected Capital Needs for 2007

The Company does not expect capital needs in 2007 to exceed the capacity of its asset based line of credit as allowable receivables and inventory borrowings are expected to cover operating requirements.  While the asset based line of credit expires in June 2007, the Company believes it will be able to replace this facility.  The Company believes that cash from operations, and renewal of and advances from its credit facility will provide enough liquidity for the next 12 months of operations.

Business Conditions

The Company recognized net income of $813,702 for the year ended December 31, 2006, and has working capital of $586,603 and stockholders’ deficiency of $2,559,341 at December 31, 2006.

Management’s plans and objectives to improve the financial condition of the Company are based on a strategy to become a technology leader in conveyor, spindle, and motion control design and production by being a product focused company, growing sales, reducing debt, and accumulating cash.

Continued growth may be achieved by identifying the Company’s core business (conveyors, motion control and spindles), seeking relationships that move beyond the manufacturing of specific parts and into the preparation of sub-assemblies and completed assemblies for its customers, developing a focus towards proprietary products and away from contract manufacturing and building long-term, sustainable comparative advantages over competitors.  The Company seeks to become involved with its customers early in their development and design process allowing the Company to participate in the earlier, higher value added stage of product development and to establish a closer working relationship with its customers.

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

Summary

Sales increased overall during 2006 compared to the same period in 2005 due to a dramatic increase in sales to the Company’s largest customer.  The improved operating performance for 2006 is the result of operational efficiencies and improvements at a constant and measured pace, debt restructuring, and a balanced approach to the risk management of operations and sales.  With the appropriate managerial policy actions, the upside and downside risks to the attainment of both sustainable growth and operational stability should be kept roughly equal.  Management is cautiously optimistic and intends to respond to changes in economic prospects as needed to fulfill its obligation to prudent fiscal management and stable and fiscally responsible growth, while focusing on its profitable strengths and advantages.

During 2006, the Company had unique sales opportunities with multiple customers.  Management anticipates that these unique opportunities are exceptions above and beyond the Company’s business plan.  Despite this uncertainty, the Company’s business plan will continue to include the execution of strategic plans designed to increase sales and profitability.  The Company has no intention of issuing any specific performance guidance for future periods.  Except for the historical financial information reported above, this report contains forward-looking statements that involve risk and uncertainties, including references to anticipated and projected sales volume, the risk associated with establishing new or improving existing relationships with customers of the Company, other business development activities, anticipated financial performance, business prospects, and similar matters.  In addition, the Company has a high concentration of business with one major customer and any reduction in sales to this customer may affect net income.  Because of these and other uncertainties, actual results could differ materially from those reflected in the forward-looking statements.

Factors That May Affect Future Results

Dependence on Major Customers.  Sales were affected by increases in sales to major medical and conveyor customers in 2006.  These increases were driven by higher demand and reduced customer inventories.  The Company continues to take orders from these major customers and although the Company enjoyed unique sales growth in the first quarter of 2006, the Company expects overall business with such customers to remain steady or increase for 2007 compared to the last six months of 2006.  However, no assurance can be given that sales to these customers will reach or exceed previous levels.  The Company has no production contracts with its major customers and believes that reductions in orders from these customers would have material adverse effects on future operating results.  The Company continues to pursue customer diversification to reduce dependence on sales to its significant customer.

Dependence on New Products and Continued Growth in Sales Volume.  The Company’s future success will depend on its ability to retain current customers and add new customers.  The Company also looks to develop new customers for products manufactured under its own trade names, Quickdraw conveyors and oil centrifuges. The Company looks to obtain production orders for existing conveyor and prototype products including motion control, magnetic, spindle, and centrifuge assemblies, and maintain a satisfactory volume of orders for current customers.

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

Impact of Recent Accounting Pronouncements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. Under SAB 108, registrants should quantify errors using both a balance sheet and income statement approach (“dual approach”) and evaluate whether either approach results in a misstatement that is material when all relevant quantitative and qualitative factors are considered. The Company adopted SAB 108 on December 31, 2006.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109.  FIN 48 stipulates a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, and interest and penalties. The provisions of FIN 48 are to be effective for fiscal years beginning after December 15, 2006 and management is currently evaluating the impact, if any, that FIN 48 will have on the results of operations or financial position.

The remainder of this page is intentional left blank

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

ITEM 8B.                                            OTHER INFORMATION.

Not applicable.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors and Executive Officers of the Registrant

Name	Age	Position

Richard F. McNamara	74	Chairman of the Board and Director

James L. Reissner	67	Director, Former Chief Executive Officer, President, and Secretary

Michael J. Tate	67	Director and Former President, Chief Executive Officer and Chief Financial Officer

Robert L. Stehlik	68	Director

Dr. James H. Zavoral	68	Director

Jon L. Reissner	37	Director, Chief Executive Officer, President, and Secretary

Joseph A. Petrich	46	Treasurer and Chief Financial Officer

Duane R. Bryngelson	45	Chief Operating Officer

David E. Helgerson	44	Chief Technology Officer

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

Mr. Jon L. Reissner has served as President, Chief Executive Officer and Secretary since August, 2004 and was nominated to the Company’s Board of Directors in 2006.  Formerly and since May 2002, he was the Company’s Director of Finance.  Since May 2002, Mr. Reissner has served on a part-time consulting basis for Activar, Inc., performing corporate and real estate financing services.  Mr. Reissner is also a member of Activar’s Board of Directors.  From November 2001 to May 2002, he was employed by Vermillion State Bank in Hastings, Minnesota, performing commercial lending and general banking functions.  From 1992 to 2000, Mr. Reissner served as a Director of Capital Markets and traded Fixed Income Securities and derivatives and also structured Asset Backed Securities for GMAC-RFC, a division of General Motors.  Mr. Reissner is the Past Chairman of the St. Johns University Private Investment Fund Advisory Board, a member of the Finance Committee for The Association for Laboratory Automation, and a member of the Federal Reserve Bank of Minneapolis’ Advisory Council on Small Business and Labor.  Mr. Reissner received his Bachelor of Science degree in Economics from St. Johns University in Collegeville, Minnesota and his Masters of Business Administration from the University of St. Thomas.

Mr. Petrich has served as Treasurer and Chief Financial Officer since March 2002.  As of November 1, 2005 Mr. Petrich also serves as Chief Financial Officer of Activar, Inc.  He joined Activar in 1997 as the Operations Manager for its Plastics Products Group and became General Manager of that group in 1998. The Activar Plastics Products Group includes Seelye Plastics, Eiler Plastics, Circuit Chemistry, and Afton Plastics.   Prior to joining Seelye, Mr. Petrich was a controller for Frank W. Griswold and Companies from 1980 through 1994.  He has served as General Manger/Vice President of Sentry Technologies and Sentry Metal Forming from 1994 through 1995, and served as Chief Financial Officer for Famous Dave’s of America from 1995 through 1996.  Mr. Petrich is a graduate from Bethel College with a business management degree.

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

Mr. Helgerson has served as Chief Technology Officer since 2004.  Prior to that, Mr. Helgerson had served as the Vice President of Product Development since March, 2001.  Prior to joining MagStar, Mr. Helgerson was the President and CEO of Quickdraw Conveyor Systems, Inc., a Burnsville, Minnesota based manufacturer of proprietary conveyor systems and other factory automation devices. Mr. Helgerson has been awarded two patents in conveyor technology.  He worked as a Test Engineer at Honeywell’s Defense Division (now Alliant Techsystems, Inc.) before joining Quickdraw.  Mr. Helgerson is a graduate of the University of Minnesota with a Bacherlor’s Degree in Mechanical Engineering

Family Relationships

Jon L. Reissner, the current President and Chief Executive Officer of the Company, is the son of James L. Reissner, a director and former President and Chief Executive Officer of the Company.

The remainder of this page is intentional left blank

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the directors and executive officers of the Company and all persons who beneficially own more than 10% of the outstanding shares of common stock of the Company to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of the common stock.  Executive officers, directors and greater than 10% beneficial owners are also required to furnish the Company with copies of all Section 16(a) forms they file.  Based upon a review of the copies of such reports furnished to the Company and upon other information known to the Company, the Company believes that all filing requirements applicable to its directors, executive officers and beneficial owners of more than 10% of the Company’s outstanding shares of common stock were complied with during the fiscal year ended December 31, 2006, except for the transaction in the following table:

Name of Filer	Description of Transaction	Transaction Date	Filing Date

Duane Bryngelson	Option Grant	5/12/05	1/11/06

David Helgerson	Option Grant	2/14/06	3/9/06

Richard F. McNamara	Option Grant Option Grant	6/10/05 5/19/06	3/28/06 5/30/06

Joseph A. Petrich	Option Grant	2/14/06	3/9/06

Jon L. Reissner	Option Grant Option Grant	5/12/05 2/14/06	3/9/06 3/9/06

Robert L. Stehlik	Option Grant	5/19/06	5/30/06

Michael Tate	Option Grant Option Grant	5/19/06 10/5/06	5/30/06 2/14/07	(1)

James Zavoral	Option Grant	5/19/06	5/30/06

(1) Reported on a Form 5.

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

Corporate Governance

See Item 12, “Certain Relationships and Related Transactions” for a discussion of corporate governance.

ITEM 10.  EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table provides summary information concerning cash and non-cash compensation paid to or earned by (i) each individual serving as our principal executive officer during the fiscal year ended December 31, 2006 and (ii) the Company’s two most highly compensated executive officers, other than the principal executive officer, at the conclusion of the fiscal year ended December 31, 2006 and who received or earned total compensation of more than $100,000 for the fiscal year ended December 31, 2006 (the “named executive officers”).

Name and principal Position	Year	Salary		Bonus (5)	Option Awards (1)		All Other Compensation		Total
Jon L. Reissner	2006	$158,176		$30,000	$22,500	(6)	$18,972	(10)	$229,648
Joseph A. Petrich	2006	$0	(4)	$10,000	$4,500	(7)	$0		$14,500
Theodore A. Colvin(2)	2006	$127,990		$0	$6,750	(8)	$9,377	(11)	$144,117
Duane Bryngelson(3)	2006	$104,315		$10,000	$6,750	(9)	$21,343	(12)	$142,408

(1)                                 Amount reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006 in accordance with SFAS 123R of stock option awards, and include amounts from awards granted in 2006.  Assumptions used in the calculation of this amount for employees are identified in Note 2 to our financial statements for the fiscal year ended December 31, 2006 of this Annual Report.

(2)                                 Theodore Colvin became the Vice President of Sales in January 2006 and resigned in January 2007.

(3)                                 Duane Bryngelson became Chief Operating Officer in January 2006.

(4)                                 Mr. Petrich is employed (and paid) by Activar, Inc., an affiliated company.  Other than the compensation referenced in the summary compensation table, he does not receive any compensation from the Company for his services as Chief Financial Officer.

(5)                                 Bonuses are determined annually by the Board and are discretionary calculated.  Such bonuses were accrued on the balance sheet at December 31, 2006 and subsequently paid in March 2007.

(6)                                 Mr. Reissner was issued 50,000 options in February 2006, with 16,667 shares vesting immediately, 16,667 shares will vest in February 2007 and 16,667 shares will vest in February 2008.

(7)                                 Mr. Petrich was issued 10,000 options in February 2006, with 3,333 shares vesting immediately, 3,333 shares will vest in February 2007 and 3,334 shares will vest in February 2008.

(8)                                 Mr. Colvin was issued 15,000 options in February 2006, with 5,000 shares vesting immediately, 5,000 shares will vest in February 2007 and 5,000 shares will vest in February 2008.

(9)                                 Mr. Bryngelson was issued 15,000 options in February 2006, with 5,000 shares vesting immediately, 5,000 shares will vest in February 2007 and 5,000 shares will vest in February 2008.

(10)                           Mr. Reissner’s other compensation included a company automobile, auto insurance, gasoline, 401k match and health insurance for $9,788, $1,402, $2,400, $1,882 and $3,500 respectively.

(11)                           Mr. Colvin’s other compensation included 401k match, and health insurance for $1,225 and $8,152 respectively.

(12)                           Mr. Bryngelson’s other compensation included a company automobile, auto insurance, gasoline, 401k match, and health insurance for $7,423, $1,125, $3,600, $1,043 and $8,152 respectively.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding each unexercised option held by each of our named executive officers as of December 31, 2006.  None of our named executive officers received any stock awards during the fiscal year ended December 31, 2006.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Duane Bryngelson	25,000			$0.05	11/06/12
	25,000			$0.05	07/01/13
	100,000			$1.03	04/08/14
	13,333	6,667	(1)	$0.36	05/13/15
	5,000	10,000	(2)	$0.61	02/15/16
Joseph Petrich	25,000			$0.50	01/27/11
	5,000			$0.25	01/05/12
	25,000			$0.05	11/06/12
	25,000			$0.05	07/01/13
	100,000			$1.03	04/08/14
	13,333	6,667	(1)	$0.36	05/13/15
	3,333	6,667	(2)	$0.61	05/15/16
Jon Reissner	25,000			$0.05	11/06/12
	25,000			$0.05	07/01/13
	100,000			$1.03	04/08/14
	33,333	16,667	(1)	$0.36	05/13/15
	16,667	33,333	(2)	$0.61	02/15/16
Theodore Colvin	3,333	1,667	(3)	$0.45	05/21/15
	5,000	10,000	(2)	$0.61	02/15/16

(1)                                 These options were issued on 05/12/05 with one-third vesting immediately, one-third on its first anniversary, and one-third on its second anniversary.

(2)                                 These options were issued on 02/14/06 with one-third vesting immediately, one-third on its first anniversary, and one-third on its second anniversary.

(3)                                 These options were issued on 05/20/05 with one-third vesting immediately, one-third on its first anniversary, and one-third on its second anniversary.

Pursuant to the Company’s 2001 Stock Option Plan (the “Plan”), in the event an optionee’s employment or other service with the Company and all Subsidiaries is terminated by reason of the optionee’s death, Disability or Retirement (as defined in the Plan), the option will remain exercisable, to the extent exercisable as of the date of such termination, for three months in the case of Retirement and one year in the case of death or Disability (but in no event after the Time of Termination).  In the event that the optionee’s employment or other service with the Company and all Subsidiaries is terminated for any reason other than death, Disability or Retirement, or the optionee is in the employ or service of a Subsidiary and the Subsidiary ceases to be a Subsidiary of the Company (unless the optionee continues in the employ or service of the Company or another Subsidiary), all rights of the optionee under the Plan will immediately terminate without notice of any kind, and the option will no longer be exercisable; provided, however, that if such termination is due to any reason other than termination by the Company or any Subsidiary for “cause” (as defined in the Plan), the option, to the extent that it is currently exercisable by the optionee as of the time of such termination, will remain exercisable for a period of three months after such termination (but in no event after the Time of Termination).

If a Change in Control (as defined in the Plan) occurs, then, subject to the discretion of the option committee in its sole discretion,, the option will become immediately exercisable in full and will remain exercisable for the remainder of their terms, regardless of whether the optionee remains in the employ or service of the Company or any Subsidiary.  In addition, if a Change in Control of the Company occurs, the option committee, in its sole discretion and without the consent of the Optionee, may determine that the optionee will receive, with respect to some or all of the option shares cash in an amount equal to the excess of the Fair Market Value (as defined in the Plan) of such option shares immediately prior to the effective date of such Change in Control of the Company over the option exercise price per share of the option.

Director Compensation

The following table provides summary information concerning director compensation for fiscal year ending December 31, 2006.

Name	Fees Earned or Paid In Cash	Stock Option Awards (1)	Total
Richard McNamara(2)	$0	$4,074	$4,074
James Reissner(3)	$5,500	$4,074	$9,574
Michael Tate(4)	$5,500	$8,714	$14,214
Robert Stehlik(5)	$5,500	$4,074	$9,574
James Zavoral(6)	$5,000	$4,074	$9,074

(1)                                 Amount reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006 in accordance with SFAS 123R of stock option awards, and include amounts from awards granted in 2006.  Assumptions used in the calculation of this amount for employees are identified in Note 2 to our financial statements for the fiscal year ended December 31, 2006 of this Annual Report.

(2)                                 Mr. McNamara has 90,000 outstanding options, with 70,000 vested and 20,000 unvested.

(3)                                 Mr. Reissner has 90,000 outstanding options, with 70,000 vested and 20,000 unvested.

(4)                                 Mr. Tate has 90,000 outstanding options, with 70,000 vested and 20,000 unvested.

(5)                                 Mr. Stehlik has 30,000 outstanding options, with 10,000 vested and 20,000 unvested.

(6)                                 Mr. Zavoral has 30,000 outstanding options, with 10,000 vested and 20,000 unvested.

Non-employee directors of the Company receive 15,000 options of common stock annually and a $600 fee for each board meeting attended.  The options vest one-third on its first anniversary, one-third on its second anniversary, and one-third on its third anniversary of grant date.  Committee members receive an additional $250 for each meeting attended.  Employee directors do not receive compensation for their services as directors in addition to their compensation received for services as employees.

Employment Contracts/Termination of Employment/Change in Control

The Company does not have any employment contracts in place with any of its employees, nor has it entered into any change in control or severance arrangements with its current employees.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Principal Shareholders and Beneficial Ownership of Management

The following table sets forth information known to the Company with respect to the beneficial ownership of each class of the Company’s capital stock as of March 19, 2007 for (1) each person known by the Company to beneficially own more than 5% of any class of the Company’s voting securities, (2) each of the executive officers named in the Summary Compensation Table under the heading “Executive Compensation,” (3) each of the Company’s directors and (4) all of the Company’s executive officers and directors as a group.  Except as otherwise indicated, the Company believes that each of the beneficial owners of the Company’s capital stock listed below, based on information provided by these owners, has sole investment and voting power with respect to its shares, subject to community property laws where applicable.

	Common Stock			Series A Preferred Stock			Total Voting Stock Beneficially Owned (2)	Percent of Total Voting
Name	Number		Percent	Number		Percent	Number	Power
Jon L. Reissner 410 11th Avenue South Hopkins, MN 55343	250,000	(3)	2.3%	—		0.0%	250,000	2.1%

Joseph A. Petrich 410 11th Avenue South Hopkins, MN 55343	210,000	(4)	2.0%	—		0.0%	210,000	1.8%

Duane R. Bryngelson 410 11th Avenue South Hopkins, MN 55343	185,000	(5)	1.7%	—		0.0%	185,000	1.6%

Theodore A. Colvin 410 11th Avenue South Hopkins, MN 55343	20,000	(6)	0.2%	—		0.0%	20,000	0.2%

Richard F. McNamara 7808 Creekridge Circle Suite 200 Minneapolis, MN 55439	2,535,000	(7)	23.6%	625,000	(7)	62.5%	3,160,000	26.9%

	Common Stock			Series A Preferred Stock			Total Voting Stock Beneficially Owned (2)	Percent of Total Voting
Name	Number		Percent	Number		Percent	Number	Power
James L. Reissner 7808 Creekridge Circle Suite 200 Minneapolis, MN 55439	967,327	(8)	9.0%	250,000	(8)	25.0%	1,217,327	10.4%

Michael J. Tate 410 11th Avenue South Hopkins, MN 55343	769,372	(9)	7.2%	125,000	(9)	12.5%	894,372	7.6%

Robert Stehlik 410 Eleventh Avenue S Hopkins, MN 55343	32,027	(10)	0.3%	—		0.0%	32,027	0.3%

Dr. James R. Zavoral 410 Eleventh Avenue S Hopkins, MN 55343	31,277	(11)	0.3%	—		0.0%	31,277	0.3%

All executive officers and Directors as a group (9 persons)	5,055,003	(12)	47.1%	1,000,000		100.0%	6,055,003	51.6%

Perkins Capital Management, Inc. 730 East Lake Street Wayzata, MN 55391-1769	684,900	(13)	6.4%	—		0.0%	684,900	5.8%

(1)                                 Unless otherwise stated, the principal business address is 410-11th Avenue South, Hopkins, MN 55343.

(2)                                 Represents number of shares of voting capital stock of the Company held by the shareholder, including shares of common stock and shares of Series A Preferred Stock (on an as-converted basis).

(3)                                 Includes 250,000 shares of common stock that Mr. Jon Reissner has the right to acquire within 60 days upon the exercise of options.

(4)                                 Includes 210,000 shares of common stock that Mr. Joe Petrich has the right to acquire within 60 days upon the exercise of options.

(5)                                 Includes 185,000 shares of common stock that Mr. Duane Bryngelson has the right to acquire within 60 days upon the exercise of options.

(6)                                 Includes 20,000 shares of common stock that Mr. Ted Colvin has the right to acquire within 60 days upon the exercise of options.

(7)                                 Does not include 625,000 shares of Series A Preferred Stock held by Mr. McNamara, which are convertible into 625,000 shares of common stock, but does include (i) 115,000 shares of common stock that Mr. McNamara has the right to acquire within 60 days and (ii) 250,000 shares of common stock that Mr. McNamara has the right to acquire within 60 days upon the exercise of warrants, (iii) 2,187,500 shares of common stock and (iv) 7,500 shares held by Activar Properties, Inc.  Mr. McNamara is a principal and Chief Executive Officer of and Activar Properties, Inc.

(8)                                 Does not include 250,000 shares of Series A Preferred Stock which is convertible into 250,000 shares of Common Stock, but includes (i) options to purchase 90,000 shares of common stock that Mr. Reissner has the right to acquire within 60 days.

(9)                                 Does not include 125,000 shares of Series A Preferred Stock, which is convertible into an aggregate of 125,000 shares of common stock, but includes options to purchase 196,058 shares of common stock that Mr. Tate has the right to acquire within 60 days.

(10)                           Includes 30,000 shares of common stock that Mr. Stehlik has the right to acquire within 60 days upon the exercise of options.

(11)                           Includes 30,000 shares of common stock that Dr. Zavoral has the right to acquire within 60 days upon the exercise of options.

(12)                           Includes an aggregate of 281,061 shares of common stock and 250,000 shares of common stock that executive officers and directors have the right to acquire within 60 days upon the exercise of options and warrants, respectively.

(13)                           According to a Schedule 13G/A, dated January 12, 2007, as filed with the Securities and Exchange Commission, Perkins Capital Management, Inc. has sole voting power with respect to 155,000 of such shares, and sole dispositive power over all such shares.

Equity Compensation Plan Information

The following table below presents the Company’s Equity Compensation Plan information as of December 31, 2006.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,602,673	(1)(2)	$0.65	693,327	(3)

Equity compensation plans not approved by security holders	—		—	—
Total	1,602,673		$0.65	693,327

(1)           Includes 2,000,000 shares authorized for issuance pursuant to the 2001 Stock Option Plan and 20,000 shares authorized for issuance pursuant to the 2001 Employee Stock Purchase Plan, both Plans are registered by the Company on Form S-8 dated September 24, 2004.  Under the 2001 Stock Option Plan, eligible recipients include all employees of the Company or any Subsidiary and any non-employee directors, consultants and independent contractors of the Company or any Subsidiary.  Under the 2001 Employee Stock Purchase Plan only employees of the Company are eligible to participate.

(2)           Includes 125,000 shares authorized for issuance pursuant to the 1997 Non-Employee Director Stock Option Plan, registered on Form S-8 dated August 10, 1998.  These shares may only be issued to directors that are not employees of the Company.

(3)           Represents 318,327 shares remaining under the 2001 Stock Option Plan; 250,000 shares remaining under the 2001 Employee Stock Purchase Plan; and 125,000 shares remaining under the 1997 Non-Employee Director Stock Option Plan.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Company has notes payable to different entities, all related through common ownership.  The balance outstanding on the related party notes was $3,071,154 at December 31, 2006 and 2005.  All the related party notes accrue interest at 3%.  For the years ended 2006 and 2005, all accrued interest was forgiven which was $92,135 and $89,597 respectively.  The forgiveness of accrued interest was recorded to additional paid in capital.  On June 30, 2006 the related parties agreed to extend the due dates of the notes to July 1, 2008.

On March 21, 2001, the Company entered into two sale-leaseback agreements with Activar Properties (a related party through common ownership).  On February 25, 2003, the Company sold the building to Hopkins Eleventh Avenue LLC (a related party through common ownership) and entered into a sale-leaseback arrangement.  Since 2001, the leases have been modified with the most recent on July 1, 2006.  The amended lease combined the former building and equipment lease agreements into one lease.  The new lease term is month to month, with monthly payments totaling $16,250.  As part of the new lease agreements, the related party agreed to forgive all deferred rent totaling $942,792 which was recorded to additional paid in capital.

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

Rent expense on the lease was $213,319 and $343,392 for the years ended December 31, 2006 and 2005, respectively.  Included in rent expense is deferred rent of ($29,792) and $343,392 for the years ended December 31, 2006 and December 31, 2005 respectively.

Joseph Petrich, the Company’s Chief Financial Officer, is the Chief Financial Officer for Activar, Inc., an affiliated entity.  Mr. Petrich does not receive a salary from the Company for his services, but is eligible for bonuses and option awards in line with the Company’s other employees and executives.  In 2006, Mr. Petrich received from the Company a bonus of $10,000 and an option to purchase 10,000 shares of the Company’s common stock at an exercise price of $0.61 per share.  Mr. Petrich is not compensated by Activar, Inc. for services he provides to us, nor is his compensation from Activar, Inc. in any way based upon our performance.

Independence Of The Board Of Directors

In determining whether the members of our Board and its committees are independent, we have elected to use the definition of “independence” set forth by the The Nasdaq Stock Market, whereby a majority of the members of a listed company’s board of directors must qualify as “independent.” as determined by the board.  Our Board of Directors consults with our legal counsel to ensure that the Board’s determinations are consistent with all relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in the applicable listing standards of The Nasdaq Stock Market. Consistent with these considerations, and after review of all relevant transactions or relationships between each director, or any of his family members, and the Company, its senior management and its independent registered public accounting firm, the Board has determined that Mr. Tate, Mr. Stehlik, and Mr. Zavoral are independent directors within the meaning of the applicable listing standard of The Nasdaq Stock Market.

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

The Board of Directors of the Company has a Compensation Committee composed of James L. Reissner, Richard F. McNamara, Robert L. Stehlik, James H. Zavoral, and Michael J. Tate.  The Compensation Committee does not have a written charter.  Because Mr. McNamara is a principal shareholder of the Company and Mr. Reissner is a former executive officer and is a principal shareholder of the Company, Mr. McNamara and Mr. Reissner would not be considered “independent” under the Securities and Exchange Commission definition of that term.  The Compensation Committee approves the performance goals and objectives of the corporation, approves all salary, bonus, and long-term incentive awards for the Chief Executive Office, and other Officers and Directors of the Company, approve the overall bonus pool for the Corporate Bonus Plan, review and approve changes in the corporation’s qualified benefit plans.

The Board of Directors of the Company has a Governance Committee composed of James L. Reissner, Robert L. Stehlik, James H. Zavoral, and Michael J. Tate.  The Governance Committee exercises general oversight with respect to the governance of the Board of Directors.  The Committee reviews the qualifications of and recommends to the Board of Directors proposed nominees for election to the Board.  The Committee reviews annually the size and composition of the Board as a whole and recommends, if necessary, measures to be taken so that the Board reflects the appropriate balance of knowledge, experience, skills, expertise, diversity and independence required for the Board as a whole.  The Committee is also responsible for evaluating and recommending to the Board corporate governance practices applicable to the corporation and for leading the Board in its annual review of the Board’s performance.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)           Exhibits

The exhibits to this Report are listed in the Exhibit Index on pages 51 to 54 of this Report.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit-Related Fees

Audit fees billed to the Company by Virchow Krause & Company, LLP during the fiscal year ended December 31, 2006 and for review of our quarterly report on Form 10-QSB and annual report on Form 10-KSB for the same fiscal year totaled $68,000.  Such fees during the fiscal year ended December 31, 2005 totaled $55,475.

Tax Fees

Tax fees billed to the Company by Virchow Krause & Company, LLP for tax-related services, provided during the fiscal year ended December 31, 2006 totaled $4,300.  Such fees during the fiscal year ended December 31, 2005 totaled $13,050.

Financial Information Systems Design and Implementation Fees

The Company did not engage Virchow Krause & Company, LLP to provide advice regarding financial information systems design and implementation during fiscal year 2006 or 2005.

All Other Fees

Fees billed to the Company by Virchow Krause & Company, LLP for all other non-audit or tax-related services, provided during the fiscal year ended December 31, 2006 totaled $1,740.  Such fees during the fiscal year ended December 31, 2005 totaled $0.

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

Dated: March 27, 2007	MAGSTAR TECHNOLOGIES, INC.

/s/ Jon L. Reissner
Jon L. Reissner
President and Chief Executive Officer.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard F. McNamara	Chairman of the Board and	March 27, 2007
Richard F. McNamara	Director

/s/ James L. Reissner	Director	March 27, 2007

/s/ Michael J. Tate	Director	March 27, 2007
Michael J. Tate

/s/ Robert L. Stehlik	Director	March 27, 2007
Robert L. Stehlik

/s/ James H. Zavoral	Director	March 27, 2007
James H. Zavoral

/s/ Jon L. Reissner	Director, President and Chief	March 27, 2007
Executive officer

/s/ Joseph A. Petrich	Treasurer and Chief Financial	March 27, 2007
Joseph A. Petrich	Officer (Principal Financial Officer)

/s/ Jacqueline R. Mitchell	Controller	March 27, 2007
Jacqueline R. Mitchell

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Stockholders and Board of Directors

MagStar Technologies, Inc.

Hopkins, Minnesota

We have audited the accompanying balance sheets of MagStar Technologies, Inc., as of December 31, 2006 and 2005 and the related statements of operations, stockholders’ deficiency and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.   The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MagStar Technologies, Inc. as of December 31, 2006 and 2005 and the results of its operations and cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

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

As discussed in note 2, on January 1, 2006, the Company adopted the provisions of statement of Financial Accounting Standards No. 123R, Share Based Payment.

/s/ Virchow, Krause & Company, LLP

Minneapolis, Minnesota

March 7, 2007

MagStar Technologies, Inc.

Balance Sheets

At December 31, 2006 and 2005

	2006	2005
ASSETS
Current Assets:
Cash	$91,681	$600
Accounts receivable, net	558,551	1,024,035
Inventories	1,267,477	1,296,321
Other current assets	51,264	71,495
Total current assets	1,968,973	2,392,451

Property, plant and equipment, net	184,315	96,511
Patents	34,142	22,301
Total assets	$2,187,430	$2,511,263

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Senior debt	$—	$519,649
Capital lease obligations	—	48,137
Checks issued in excess of cash in bank	—	21,972
Notes payable to related parties	—	3,071,154
Accounts payable	491,302	596,267
Accrued expenses	393,211	408,655
Deposits	166,332	—
Short term deferred gain on sale – leaseback equipment	155,576	155,576
Short term deferred gain on sale – leaseback building	175,949	331,978
Current portion of deferred rent	—	243,530
Total current liabilities	1,382,370	5,396,918

Long-Term Liabilities:
Notes payable to related parties	3,071,154	—
Deferred gain on sale – leaseback equipment, net of current portion	—	155,576
Deferred gain on sale – leaseback building, net of current portion	293,247	885,274
Deferred rent, net of current portion	—	581,413
Deposits	—	2,000
Other liabilities	—	240

Total liabilities	4,746,771	7,021,421

Stockholders’ Deficiency:
Preferred stock, par value $.1875 per share, authorized 2,500,000 shares; 1,000,000 issued and outstanding	187,500	187,500
Common stock, par value $.1875 per share, authorized 30,000,000 shares; issued and outstanding 9,137,223 and 9,130,723 shares at December 31, 2006 and December 31, 2005	1,713,229	1,712,011
Additional paid-in capital	23,665,876	22,557,683
Deferred compensation	—	(27,704)
Accumulated deficit	(28,125,946)	(28,939,648)

Total stockholders’ deficiency	(2,559,341)	(4,510,158)
Total liabilities and stockholders’ deficiency	$2,187,430	$2,511,263

The accompanying notes are an integral part of the financial statements.

MagStar Technologies, Inc.

Statements of Operations

For the years ended December 31, 2006 and 2005

	2006	2005

Net sales	$9,983,086	$8,104,646
Cost of sales	7,710,100	6,552,155

Gross profit	2,272,986	1,552,491

Selling, general and administrative expenses
Gains on sale – leasebacks	(903,632)	(487,554)
Other selling, general and administrative expenses	2,255,906	1,705,336

Total selling, general and administrative expenses, net	1,352,274	1,217,782

Operating income	920,712	334,709

Other income (expense):
Interest expense	(122,616)	(149,669)
Other, net	15,606	7,804

Total other income (expense), net	(107,010)	(141,865)

Net income	813,702	192,844

Deemed dividend on preferred stock	72,000	72,000

Net income attributable to common shareholders	$741,702	$120,844

Net income per share attributable to common shareholders– basic	$0.08	$0.01
Net income per share attributable to common shareholders– diluted	$0.07	$0.01

Weighted average common shares outstanding – basic	9,137,223	9,127,723
Weighted average common shares outstanding – diluted	10,504,893	9,888,323

The accompanying notes are an integral part of the financial statements.

MagStar Technologies, Inc.

Statements of Stockholders’ Deficiency

For the years ended December 31, 2006 and 2005

	Series A Preferred Stock		Common Stock
		Par		Par	Paid-in	Deferred	Accumulated
	Shares	Value	Shares	Value	Capital	Compensation	Deficit	Total

Balances, December 31, 2004	1,000,000	$187,500	9,040,173	$1,695,032	$22,420,483	$(78,000)	$(29,132,492)	$(4,907,477)
Deferred compensation related to options issued to non-employees					35,187	(35,187)		—

Compensation expense on options related to non-employees			7,358	1,380	1,920	85,483		88,783

Forgiveness of related party debt and accrued interest					89,597			89,597

Conversion of long-term debt			54,192	10,161	13,684			23,845

Exercise of options			29,000	5,438	(3,188)			2,250

Net income							192,844	192,844
Balances, December 31, 2005	1,000,000	187,500	9,130,725	1,712,011	22,557,683	(27,704)	$(28,939,648)	$(4,510,158)

Adoption of SFAS 123R					(27,704)	27,704		—

Share based compensation					99,459			99,459

Forgiveness of related party debt and accrued interest					1,034,926			1,034,926

Exercise of stock options			6,500	1,218	1,512			2,730

Net income							813,702	813,702
Balances, December 31, 2006	1,000,000	$187,500	9,137,223	$1,713,229	$23,665,876	$—	$(28,125,946)	$(2,559,341)

The accompanying notes are an integral part of the financial statements.

MagStar Technologies, Inc.

Statements of Cash Flows

For the years ended December 31, 2006 and 2005

	2006	2005
Cash flows from operating activities:
Net income	$813,702	$192,844
Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Depreciation and amortization	42,833	18,037
Forgiveness of accrued interest – related party	92,134	89,597
Gain on disposition of equipment	(15,106)	—
Gain on sale-leaseback equipment	(155,576)	(155,576)
Gain on sale-leaseback building	(748,056)	(331,978)

Share based compensation	99,459	88,783
Deferred equipment leases	—	128,004
Deferred rent	(57,761)	343,392
Changes in operating assets and liabilities:
Receivables	465,484	(440,634)
Inventories	28,844	(121,450)
Other current assets, prepaid expenses	20,231	(6,858)
Accounts payable	70,645	230,845
Accrued expenses	(15,444)	72,038
Accounts payable, related parties	—	(60,205)
Other liabilities and deposits	164,092	(11,867)

Net cash provided by operating activities	805,481	34,972

Cash flows from investing activities:
Purchase of equipment	(129,711)	(76,306)
Proceeds from sales of equipment	16,000	—
Payments for patents	(13,661)	(9,022)

Net cash (used in) investing activities	(127,372)	(85,328)

Cash flows from financing activities:
Net (payments on) line of credit	(519,649)	(188,814)
Net borrowings note-payable – related party	—	325,000
Checks in excess	(21,972)	(55,988)
Proceeds from stock option exercises	2,730	2,250
Payments of capital lease obligations	(48,137)	(31,992)

Net cash provided by (used in) financing activities	(587,028)	50,456
Net increase in cash	91,081	100
Cash, beginning of year	600	500

Cash, end of period	$91,681	$600

Supplemental disclosures of cash flow information:
Cash paid for interest	$44,449	$67,154

Noncash investing and financing activities:
Forgiveness of related party debt and accrued interest recorded to paid-in-capital	$1,034,926	$89,597
Conversion of long-term debt	$—	$23,845

The accompanying notes are an integral part of the financial statements.

1.                                                              Business Description and Conditions

Business Description

MagStar Technologies, Inc. (“MagStar” or the “Company”) is a leading global provider of products, technologies, solutions, and services to businesses of all sizes.  Our offering includes:

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

Financial Condition and Management’s Plans

The Company has net income of $813,702 for the year ended December 31, 2006 and has a working capital of $586,603 and stockholders’ deficiency of $2,559,341 at December 31, 2006.

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

 The Company does not expect capital needs in 2007 to exceed the capacity of its asset based line of credit as allowable receivables and inventory borrowings are expected to cover operating requirements.  While the asset based line of credit expires in June 2007, the Company believes it will be able to replace this facility.  The Company believes that cash from operations and renewal of and advances from its credit facility will provide enough liquidity for the next 12 months of operations.

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

2.                                                              Significant Accounting Policies

Accounts Receivable

The Company extends unsecured credit to customers in the normal course of business and believes all accounts receivable in excess of the allowance for doubtful accounts to be fully collectible.  If accounts receivable in excess of the provided allowance is determined uncollectible, they are charged to expense in the year that determination is made.   The Company does not accrue interest on trade accounts receivable.  Accounts receivable are due 30 days after the invoice date.  Accounts receivable are written off only after all collection attempts have failed.

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

Advertising

Advertising costs are charged to operations when incurred.  Advertising expense was $131,305 and $91,526 for the years ended December 31, 2006 and 2005, respectively.

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

Financial Instruments

The carrying amount for all financial instruments approximates fair value. The carrying amounts for cash, accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments. The fair value of lines of credit and related party debt approximates the carrying amounts based upon the Company’s expected borrowing rate for debt with similar remaining maturities and comparable risk.

Net Income (Loss) per Common Share

Basic net income (loss) per common share attributable to common shareholders is computed by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted net income (loss) per common share attributable to common shareholders is computed by dividing net income (loss) attributable to common shareholders by the sum of the weighted average number of common shares outstanding plus all additional common stock that would have been outstanding if potentially dilutive common shares related to common share equivalents (stock options, stock warrants, and convertible preferred shares) had been issued.

Cash

The Company deposits its cash in high credit quality financial institutions. The balances, at times, may exceed federally insured limits.

Stock-Based Compensation

The Company has various types of stock-based compensation plans. These plans are administered by the compensation committee of the Board of Directors, which selects persons to receive awards and determines the number of shares subject to each award and the terms, conditions, performance measures and other provisions of the award. Refer to Notes 8, 9 and 10 for additional information related to these stock-based compensation plans.

Effective January 1, 2006, the Company adopted Statement No. 123R, Share-Based Payment (SFAS 123R), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS 123R is being applied on the modified prospective basis. Prior to the adoption of SFAS 123R, the Company accounted for its stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and accordingly, recognized no compensation expense related to the stock-based plans.

Under the modified prospective approach, SFAS 123R applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased, cancelled or vest. Under the modified prospective approach, compensation cost recognized in 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested on, January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R, and compensation cost for all shared-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Prior periods were not restated to reflect the impact of adopting the new standard.

As a result of adopting SFAS 123R on January 1, 2006, the net income and net income per share for the year ended December 31, 2006, were $76,588 and $0.01 lower, respectively, than if the Company had continued to account for stock-based compensation under APB Opinion No. 25.

Prior to the adoption of SFAS 123R, we followed the intrinsic value method in accordance with APB 25 to account for our equity grants.  Accordingly, no compensation expense was recognized for stock purchase rights granted in connection with the issuance of stock options under our employee stock option plans.  The following table illustrates the effect on net loss and net loss per share had the Company accounted for stock-based compensation in accordance with SFAS 123R for the years ended December 31, 2005:

2005
Net income attributable to common stockholders, as reported	$120,844

Employee compensation expense included in net income, net of forfeitures and related tax effects	—

Stock-based employee compensation expense determined under the fair value based method for awards, net of related tax effects	(67,474)

Pro forma net income	$53,370

Earnings per share attributable to common shareholders:
Basic—as reported	$0.01
Basic—pro forma	$0.01

Diluted—as reported	$0.01
Diluted—pro forma	$0.01

Options and warrants issued to non-employees are recorded at fair value, as required by SFAS No. 123, using the Black Scholes pricing model and accounts for options issued to non-employees in accordance with EITF 96-18 “Accounting For Equity Instruments That Are Issued To Other Than Employees For Acquiring, Or In Conjunction With Selling Goods Or Services.”  As such, the Company expensed $88,783 during the year ended December 31, 2005.

The weighted average grant-date fair value of options granted during 2006 and 2005 was $0.40 and $0.28, respectively, which was determined using the Black-Scholes option pricing model with the following key assumptions:

Assumptions	2006	2005

Risk free interest rate range	4.61 – 4.93%	4.05 – 4.36%
Volatility range	41 – 49%	53 – 54%
Expected lives (months)	12 – 120	96 – 120
Expected dividend yield	0%	0%

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

Impact of Recent Accounting Pronouncements

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. Under SAB 108, registrants should quantify errors using both a balance sheet and income statement approach (“dual approach”) and evaluate whether either approach results in a misstatement that is material when all relevant quantitative and qualitative factors are considered. The Company adopted SAB 108 on December 31, 2006.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109.  FIN 48 stipulates a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, and interest and penalties. The provisions of FIN 48 are to be effective for fiscal years beginning after December 15, 2006 and management is currently evaluating the impact, if any, that FIN 48 will have on the results of operations or financial position.

3.              Selected Balance Sheet Information

	December 31,	December 31,
	2006	2005
Accounts Receivable, net

Accounts receivable	$565,754	$1,034,333
Less allowances for doubtful accounts and sales returns	(7,203)	(10,298)
	$558,551	$1,024,035
Inventories

Raw materials, finished goods and supplies	$1,095,372	$794,890
Work-in-process	172,105	501,431
	$1,267,477	$1,296,321

Property, Plant, and Equipment, Net

Office equipment	$93,586	$82,537
Machinery and equipment	633,424	528,005
Equipment under capital lease obligations	298,599	298,599
Capital tooling	48,785	38,015
	1,074,394	947,156
Less accumulated depreciation	(890,079)	(850,645)
	$184,315	$96,511

Accrued Expenses

Accrued vacation	$115,721	$118,957
Accrued warranty reserve	20,000	20,000
Accrued wages and related payroll taxes	122,419	126,981
Accrued medical claims	40,000	40,000
Accrued interest	1,113	15,081
Accrued profit sharing contribution	21,915	16,603
Other accrued expenses	72,043	71,033

	$393,211	$408,655

Warranty Reserve

The Company warrants its products for one, or five years.  The reserve for warranty is included in accrued expenses and is computed by averaging the last four years warranty costs incurred.  The following summarizes the warranty transactions for the years ended December 31:

	2006	2005

Balance at Beginning of Year	$20,000	$73,693
Claims Paid	(6,048)	(3,693)
Expense Provision	6,048	—
Reserve reduction	—	(50,000	)(1)

Balance at End of Year	$20,000	$20,000

(1)  The reduction relates to improvements in actual warranty expense tracking.

3.                                                              Senior Debt

Senior debt at December 31, 2006 and 2005 was $0 and $519,649, respectively.  The effective interest rate on the asset-based line of credit borrowings was 8.75% and 7.25% for the years ended December 31, 2006 and 2005, respectively. The line of credit is due on demand, and is payable in full on June 30, 2007.

On June 30, 2006, the Company entered into its first amendment to the second amended and restated senior credit agreement consisting of an asset-based line of credit with availability of up to $1,200,000, subject to a borrowing base limitation of 85% of the Company’s eligible accounts receivable.  In addition the Company can borrow up to 40% of eligible raw materials and 30% of eligible finished goods for a one time 120-day period.  The asset-based line of credit bears interest at the bank’s reference rate plus one-half percent and matures in June 2007.  At December 31, 2006, the effective rate was 8.75% on the line of credit.

The credit facility is collateralized by all of the Company’s assets, except for certain equipment obtained with purchase-money financing. The bank may at any time apply the funds available in any Company bank account against the outstanding loan balances.  As of December 31, 2006, $0 was outstanding under the credit facilities.  The line of credit is due on demand; accordingly, this amount has been classified as a current liability as of December 31, 2006 and 2005

5.                                      Notes Payable, Related Parties

Notes payable, related parties at December 31, 2006 and 2005, consisted of the following:

	2006	2005
Notes payable; related entity, due upon demand with interest at 3% subordinated to senior debt, unsecured	$500,000	$500,000
Note payable; related entity, due upon demand with interest at 3% subordinated to senior debt, unsecured	625,000	625,000
Note payable; related entity, due upon demand with interest at 3% subordinated to senior debt, unsecured	1,946,154	1,946,154
	$3,071,154	$3,071,154

Accrued interest on these notes at December 31, 2006 and 2005 was $0 and $0, respectively, and interest expense for the years ended December 31, 2006 and 2005 was $92,134 and $89,597, respectively.  During the years ended December 31, 2006 and 2005 interest expense totaling $92,134 and $89,597, respectively, was forgiven.  The accrued interest forgiven was recorded as additional paid-in capital.  On June 30, 2006 the related parties agreed to extend the due dates of the notes to July 1, 2008.

6.                                      Capital Lease Obligations

The Company leased equipment under noncancelable leases classified as capital leases.  The balance, including accrued interest, was paid in full in January 2006.

7.                                      Sale/Leaseback and Related Party Lease Obligations

On March 21, 2001, the Company entered into two sale-leaseback agreements with Activar Properties (a related party through common ownership) for equipment.  On February 25, 2003, the Company sold the building to Hopkins Eleventh Avenue LLC (a related party through common ownership) and entered into a sale-leaseback arrangement.  Since 2001, the leases have been modified with the most recent on July 1, 2006.  The amended lease combined the former building and equipment lease agreements into one lease.  The new lease term is month to month, with monthly payments totaling $16,250.  As part of the new lease agreements, the related party agreed to forgive deferred rent totaling $942,792, which was recorded to additional paid in capital.

The Company has determined that the amended lease is in substance a term lease based on the Company’s intent to continue to use the equipment and building under the lease for an extended period of time.  Since the Company now leases only a portion of the building, the Company recognized $494,094 of the deferred gain on sale-leaseback immediately into income for the portion of the building no longer leased.  The remaining gain on sale-leaseback related to the building as of July 1, 2006 totaling $557,169 will be amortized over thirty-eight months which is equal to the remaining life of the lease at the time of the amendment. The gain on sale-leaseback of equipment will continue to be amortized over the remaining life of the previous term which had eighteen months remaining as of July 1, 2006.  Rent expense on the leases was $213,319 and $343,392 for the years ended December 31, 2006 and 2005, respectively.

Future deferred gains resulting from this lease are as follows:

	Equipment	Building
2007	$155,576	$175,949
2008	—	175,949
2009	—	117,298
Total deferred gains	$155,576	$469,196

8.                                      Stockholders’ Deficiency

Series A Preferred Stock

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

Holders of the Series A preferred stock are entitled to receive cumulative cash dividends, in preference to dividends payable on common stock, at the annual rate of 9% and share equally with the common stock, on an as-converted basis, in any dividends declared on the common stock.  Dividends in arrears totaled $504,000 and $432,000 at December 31, 2006 and 2005, respectively.  In the event of any liquidation, whether voluntary or involuntary, the assets of the Company available for distribution to its shareholders shall be distributed equally among the holders of the common stock and the Series A preferred stock.

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

Stock Option Plans

The Company’s Stock Option Plans (the Plans) provide for grants of stock options to employees and directors.  The number of common shares available for grant pursuant to the Plans was 693,327 and 862,309 at December 31, 2006 and 2005, respectively.  Options become exercisable over periods of up to four years from the date of grant and expire 10 years from the date of grant.

The following summarizes all option activity under the Plans:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in months)	Aggregate Intrinsic Value
Options outstanding at December 31, 2004	1,219,973	$0.68
Cancelled	(10,282)	$0.45
Granted	253,000	$0.40
Exercised	(29,000)	$0.08
Options outstanding at December 31, 2005	1,433,691	$0.64
Cancelled	(40,058)	$0.79
Granted	242,000	$0.65
Exercised	(6,500)	$0.42
Options outstanding at December 31, 2006	1,629,133	$0.72	78	$153,204
Options exercisable at December 31, 2006	1,418,461	$0.73	74	$149,270

The total intrinsic value of stock options exercised in 2006 and 2005 was $2,470 and $11,250 respectively.  No tax benefit related to the exercise of stock options was recorded due to the Company’s 100% valuation allowance on net deferred tax assets.

At December 31, 2006, there was $21,475 of total stock option compensation expense related to nonvested awards not yet recognized, which is expected to be recognized over the weighted average period of two years.

Warrants

At December 31, 2006, warrants to purchase 250,000 shares of the Company’s common stock at an exercise price of $0.25 per share.  The warrants expire in January 2012.

9.                                      Income Taxes

The following table sets forth the components of the tax-affected deferred tax assets at December 31, 2006 and 2005:

	2006	2005
Net operating losses available for carry forward (expire 2009 to 2023)	$11,132,000	$10,856,000

Other future deductible temporary differences, net	400,000	1,049,000

Net deferred tax asset before valuation allowance	11,532,000	11,905,000

Valuation allowance	(11,532,000)	(11,905,000)

	$—	$—

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

Reconciliation of the income tax computed at the federal statutory rate to the actual income tax provision is as follows:

	2006	2005

Income tax (benefit)	$325,000	$77,000
Deferred tax assets	(373,000)	(84,000)
Increase (decrease) in valuation allowance	48,000	7,000

Income tax provision	$—	$—

The Company used the effective tax rates of 34% federal and 6% state in computing income tax expense (benefit).

10.                               Employee Benefit Plans

All employees who are at least 21 years of age and have completed six months of service and have worked at least 1,000 hours are eligible to participate in the Company’s 401(k) Retirement Savings Plan and Profit Sharing Plan.  The Company may make 401(k) matching contributions and profit sharing contributions at the discretion of the Board of Directors.  The Company’s 401(k) matching contributions and profit sharing contributions for the years ended December 31, 2006 and 2005 were $21,293 and $17,000, respectively.

11.                               Significant Customer Information

The Company’s major customers accounted for the following percentages of net sales:

		2006		2005
		Amount	%	Amount	%

Customer A	Net Sales	$4,283,009	43%	$3,373,257	42%
	Accounts Receivable	$106,072	19	$376,806	37

Customer B	Net Sales	$1,222,046	12%	$1,039,926	13
	Accounts Receivable	$93,911	17%	$182,196	18%

12.                                 Sublease on Building

The Company subleased a portion of the building during 2006 and 2005.  The Company has netted sublease income as part of cost of goods sold and general and administrative expenses on the statement of operations.  Total sublease income was approximately $23,000 and $204,000 for the years ended December 31, 2006 and 2005, respectively.  The sublease expired during 2006.

MAGSTAR TECHNOLOGIES, INC.

EXHIBIT INDEX TO ANNUAL REPORT

ON FORM 10-KSB

For the Fiscal Year Ended December 31, 2006

Item No.	Item	Method of Filing

3.1	Restated Articles of Incorporation, As amended	Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001 (File No. 0-1561)

3.2	Amended Bylaws	Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1990 (File No. 0-1561)

4.1	Form of the Company’s Common Stock Certificate	Incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1990 (File No. 0-1561)

4.2	Voting Agreement, dated September 12, 2000, by and among the Company, certain shareholders and investors	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated October 24, 2000 (File No. 0-1561)

10.1	1997 Non-Employee Director Stock Option Plan	Incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1997 (File No. 0-1561)

10.2	2001 Stock Option Plan	Incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001 (File No. 0-1561)

10.3	2001 Stock Purchase Plan	Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001 (File No. 0-1561)

10.4	Environmental and ADA Indemnification Agreement, dated December 3, 1997, between the Company and US Bancorp National Association	Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, dated December 18, 1997 (File No. 0-1561)

10.5	Environmental Letter of Undertaking, dated December 3, 1997, between the Company and US Bancorp National Association	Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, dated December 18, 1997 (File No. 0-1561)

Item No.	Item	Method of Filing

10.6	Securities Purchase Agreement, dated October 10, 2000, by and among the Company and certain Investors	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated October 24, 2000 (File No. 0-1561)

10.7	Amended and Restated Credit Agreement dated October 10, 2000, by and between the Company and US Bancorp National Association	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, dated October 24, 2000 (File No. 0-1561)

10.8

Amended, Restated and Consolidated Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Financing Statement, dated October 10, 2000 by and between the Company and US Bancorp National Association

Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, dated October 24, 2000 (File No. 0-1561)

10.9	Security Agreement, dated October 10, 2000, by and between the Company and US Bancorp National Association	Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, dated October 24, 2000 (File No. 0-1561)

10.10	$6,800,000 Amended and Restated Note, dated October 10, 2000, given by the Company to US Bancorp National Association	Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, dated October 24, 2000 (File No. 0-1561)

10.11	First Amendment to Amended and Restated Credit Agreement, dated November 30, 2001, by and between the Company and US Bancorp National Association	Incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001 (File No. 0-1561)

10.12	Asset Purchase Agreement, Promissory Note and Equipment Lease by and between Reuter Manufacturing, Inc. and MagStar Technologies, Inc. for the acquisition of certain assets at December 1, 2000	Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-KSB, for the year ended December 31, 2000 (File No. 0-1561)

10.13	Bill of Sale and two Master Equipment Leases, with attached exhibits and assignments, dated March 21, 2001 related to the sale-leaseback of equipment between the Company and Activar Properties, Inc.	Incorporated by reference to Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2001 (File No. 0-1561)

10.14	Promissory Note between the Company and Activar Properties, Inc. related to the purchase of Quickdraw Conveyor Systems, Inc. dated February 23, 2001	Incorporated by reference to Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2001 (File No. 0-1561)

Item No.	Item	Method of Filing

10.15	Option Amendment Agreement, dated October 1, 2001 by and between Michael J. Tate and the Company	Incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001 (File No. 0-1561)

10.16	12% Promissory Note dated January 21, 2002 issued to Richard F. McNamara	Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001 (File No. 0-1561)

10.17	Warrant for Purchase of Shares of Common Stock of the Company dated January 21, 2002 issued to Richard F. McNamara	Incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001 (File No. 0-1561)

10.18	Lease from Hopkins Eleventh Avenue, LLC to the Company dated February 21, 2003	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated March 11, 2003 (File No. 0-1561)

10.19	Promissory Note from Hopkins Eleventh Ave LLC dated February 21, 2003	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated March 11, 2003 (File No. 0-1561)

10.20	Third Amendment to Amended and Restated Credit Agreement dated as of September 30, 2003	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated October 31, 2003 (File No. 0-1561)

10.21	Fourth Amendment to Amended and Restated Credit Agreement dated as of January 6, 2004	Incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-KSB, dated December 31, 2003 (File No. 0-1561)

10.22	Amended Equipment Lease Agreement between Activar Properties, Inc. and the Company dated as of December 30, 2002	Incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-KSB, dated December 31, 2003 (File No. 0-1561)

10.23	Fifth Amendment to Amended and Restated Credit Agreement dated as of August 13, 2004	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB, dated June 30, 2004 (File No. 0-1561)

10.24	Second Amended and Restated Credit Agreement dated as of June 30, 2005	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB, dated June 30, 2005 (File No. 0-1561)

10.25	First amendment to second amended and restated senior credit agreement dated as of June 30, 2006	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on June 30, 2006 (File No. 0-1561)

Item No.	Item	Method of Filing

14.1	Code of Ethics and Business Conduct	Incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-KSB, dated December 31, 2003 (File No. 0-1561)

14.2	Code of Ethics for Senior [Financial] Executives	Incorporated by reference to Exhibit 14.2 to the Company’s Annual Report on Form 10-KSB, dated December 31, 2003 (File No. 0-1561)

23.1	Consent of Independent Registered Accounting Firm	Filed herewith electronically

31.1	Certification of President and Chief Executive Officer	Filed herewith electronically

31.2	Certification of Treasurer and Chief Financial Officer	Filed herewith electronically

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith electronically

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith electronically