Form 10QSB
period 2007-03-31
MAGSTAR TECHNOLOGIES INC
filed 2007-05-14
CIK 83490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-QSB

(Mark One)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐    No ☒

As of May 7, 2007, there were 9,137,223 and 1,000,000 shares of the registrant’s Common Stock, $.1875 par value and Preferred Stock, $.1875 par value, respectively, outstanding.

Transitional Small Business Disclosure Format (Check one):  YES ☐    NO ☒

PART I.  FINANCIAL INFORMATION

MAGSTAR TECHNOLOGIES, INC.

ITEM 1.  FINANCIAL INFORMATION

BALANCE SHEETS

MARCH 31, 2007 AND DECEMBER 31, 2006

	March 31,	December 31,
	2007	2006
	(Unaudited)	Audited
ASSETS
Current Assets:
Cash	$600	$91,681
Accounts receivable, net	925,739	558,551
Inventories	1,387,657	1,267,477
Other current assets	62,319	51,264
Total current assets	2,376,315	1,968,973

Property, plant and equipment, net	173,240	184,315
Patents	35,248	34,142
Total assets	$2,584,803	$2,187,430

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Senior debt	$505,000	$—
Checks issued in excess of cash in bank	11,987	—
Accounts payable to related parties	1,790	—
Notes payable to related parties	22,718	—
Accounts payable	732,960	491,302
Accrued expenses	332,332	393,211
Deposits	80,536	166,332
Short term deferred gain on sale — leaseback equipment	116,682	155,576
Short term deferred gain on sale — leaseback building	175,949	175,949
Total current liabilities	1,979,954	1,382,370

Long-Term Liabilities:
Notes payable to related parties — long-term	3,071,154	3,071,154
Deferred gain on sale — leaseback building, net of current portion	249,261	293,247
Total liabilities	5,300,369	4,746,771

Stockholders’ deficiency:
Convertible preferred stock, par value $.1875 per share, Authorized 2,500,000 shares; 1,000,000 issued and outstanding	187,500	187,500
Common stock, par value $.1875 per share, authorized 30,000,000 shares; 9,137,223 issued and outstanding at March 31, 2007 and December 31, 2006	1,713,229	1,713,229
Additional paid-in capital	23,695,306	23,665,876
Accumulated deficit	(28,311,601)	(28,125,946)
Total stockholders’ deficiency	(2,715,566)	(2,559,341)
Total liabilities and stockholders’ deficiency	$2,584,803	$2,187,430

See accompanying notes to financial statements.

MAGSTAR TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS

	(Unaudited)
	For the three months ended
	March 31,
	2007	2006

Net sales	$2,163,349	$2,896,763
Cost of sales	1,774,786	1,991,146

Gross profit	388,563	905,617

Selling, general and administrative expenses
Gain on sale — leasebacks (see note 4)	(82,880)	(121,889)
Other selling, general and administrative expenses	628,607	657,622

Total selling, general and administrative expenses, net	545,727	535,732

Operating income (loss)	(157,164)	369,885

Other income (expense):
Interest expense	(29,058)	(31,773)
Other, net	567	—

Total other income (expense), net	(28,491)	(31,773)

Net income (loss)	(185,655)	338,112

Deemed dividend on preferred stock	18,000	18,000

Net income (loss) attributable to common stockholders	$(203,655)	$320,112

Net income (loss) per share attributable to common stockholders — basic	$(0.02)	$0.04
Net income (loss) per share attributable to common stockholders — diluted	$(0.02)	$0.03

Weighted average common shares outstanding — basic	9,137,223	9,132,645
Weighted average common shares outstanding — diluted	9,137,223	10,376,327

See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS

	(Unaudited)
	For the three months ended March 31,
	2007	2006
Cash flows from operating activities:
Net income	$(185,655)	$338,112
Adjustments to reconcile net income to net cash,
Provided by (used in) operating activities:
Depreciation and amortization	11,693	6,547
Gain on sale-leaseback	(82,880)	(121,888)
Deferred equipment lease	—	(27,999)
Share-based compensation to employees and non-employees	29,430	51,374
Deferred rent	—	(29,762)
Accrued interest on notes payable to related parties	22,718	22,718

Changes in operating assets and liabilities:
Accounts receivable	(367,188)	52,599
Inventories	(120,180)	(197,008)
Other current assets, prepaid expenses	(11,055)	(29,324)

Accounts payable	241,658	230,715
Accrued expenses	(60,879)	(3,022)
Accounts payable to related parties	1,790	175,610
Deposits	(85,796)	53,543
Other liabilities	—	(240)

Net cash provided by (used in) operating activities	(606,344)	521,975

Cash flows from investing activities:
Purchases of equipment	—	(95,341)
Payments for patents	(1,724)	(350)

Net cash (used in) investing activities	(1,724)	(95,691)

Cash flows from financing activities:

Change in senior debt	505,000	(345,482)
Payments on capital leases	—	(48,137)
Proceeds from exercise of stock options	—	2,730
Net change in checks issued in excess of cash in bank	11,987	(21,972)

Net cash provided by (used in) financing activities	516,987	(412,861)
Net increase (decrease) in cash	(91,081)	13,423
Cash, beginning of year	91,681	600

Cash, end of period	$600	$14,023

Supplemental disclosures of cash flow information:
Cash paid for interest	$4,236	$21,641

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1.           Financial Statements:

The unaudited financial statements of MagStar Technologies, Inc. (the “Company”) for the three month period ended March 31, 2007 and 2006 reflect, in the opinion of management, all adjustments (which include normal recurring adjustments) necessary to fairly state the financial position, and the results of operations and cash flows for the reported periods.  The results of operations for any interim period are not necessarily indicative of results expected for the full year.  The December 31, 2006, balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  These unaudited interim financial statements should be read in conjunction with the financial statements and related notes for the year ended December 31, 2006, which are included in the Company’s 2006 Annual Report on Form 10-KSB.

Net Income (Loss) Per Common Share:

Basic net income (loss) per common share attributable to common shareholders is computed using the weighted average number of shares outstanding for the period.  Diluted net income (loss) per common share attributable to common shareholders is computed using the weighted average number of shares outstanding per common share adjusted for the incremental dilutive shares attributed to outstanding stock options under the Company’s stock option plans, stock purchase warrants and convertible preferred stock.  At March 31, 2007, the Company had outstanding warrants for the purchase of 250,000 shares of common stock and had outstanding stock options for the purchase of 1,602,673 shares of common stock.

Stock-Based Compensation

As more fully described in our Annual Report on Form 10-K for the year ended December 31, 2006, the Company has granted stock options over the years to employees, non-employees and directors under various stockholder approved stock option plans. As of March 31, 2007, the Company had 1,602,673 stock options outstanding.  All share-based payments to employees, including grants of employee stock options, are valued at fair value on the date of grant and are expensed over the applicable vesting period.  The fair value of each option grant was determined as of grant date, utilizing the Black-Scholes option pricing model. Based on these valuations, we recognized compensation expense of $29,430 ($0.01 per share) in the quarter ended March 31, 2007.  The amortization of each option grant will continue over the remainder of the vesting period of each option grant. We expect that the impact on earnings for the remainder of 2007 for stock based compensation will be approximately $37,000 and estimate the impact on future earnings to be approximately $82,000.

Warranty Reserve

The Company warrants its products for one or five years. The reserve for warranty is included in accrued expenses and is computed by averaging the last four years warranty costs incurred.  The following summarizes the warranty transactions for the three-month periods ended:

	March 31,	March 31,
	2007	2006

Balance at Beginning of Period	$20,000	$20,000
Claims paid	8,224	690
Expense Provision	(8,224)	(690)
Balance at End of Period	$20,000	$20,000

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

2.             Significant Customers:

The Company had two customers that accounted for a significant percentage of net sales as follows:

	For the three months ended March 31,
	2007	2006

Customer A	$444,236	$1,630,991
% of Sales	19%	56%
% of Accounts Receivable	13%	48%

Customer B	$303,119	$367,533
% of Sales	13%	13%
% of Accounts Receivable	14%	5%

3.           Senior Debt:

On June 30, 2006, the Company entered into its first amendment to the second amended and restated senior credit agreement consisting of an asset-based line of credit with availability of up to $1,200,000, subject to a borrowing base limitation of 85% of the Company’s eligible accounts receivable.  In addition the Company can borrow up to 40% of eligible raw materials and 30% of eligible finished goods for a one time 120-day period.  The asset-based line of credit bears interest at the bank’s reference rate plus one-half percent and matures in June 2007.  At March 31, 2007, the effective rate was 8.75% on the line of credit.

The credit facility is collateralized by all of the Company’s assets, except for certain equipment. The bank may at any time apply the funds available in any Company bank account against the outstanding loan balance.  As of March 31, 2007, $505,000 was outstanding under the credit facility.  The line of credit is due on demand and accordingly, is classified as a current liability in the Company’s March 31, 2007 balance sheet.

4.                                       Related Party Transactions

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

The Company has determined that the amended lease is in substance a term lease based on the Company’s intent to continue to use the equipment and building under the lease for an extended period of time.  As of March 31, 2007 the remaining gain on sale-leaseback related to the building and equipment will be amortized over twenty-nine months and nine months respectively.

On June 30, 2006, related party creditors agreed to restructure their short-term debt to term notes, due and payable on July 1, 2008 at an interest rate of 3%.  The notes totaled $3,093,872 including accrued interest at March 31, 2007.

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

The Company’s ability to continue operations is dependent on its ability to sustain sales and maintain adequate margins on sales, as well as its ability to maintain its credit facilities.  In addition, if the Company is unable to sustain sales at higher levels and sustain positive cash flows from operations and maintain its credit facilities, it would be unable to meet its debt service requirements and may be forced to cease operations and / or liquidate assets.

Accordingly, there can be no assurance that the Company will continue as a going concern in its current form.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

The Company’s net sales of $2,163,349 for the first quarter ended March 31, 2007 decreased by 25% or $733,414 from $2,896,763 for the same period in 2006.  Net sales from the Company’s major product lines for the first quarter ended March 31, 2007 compared to the same periods in 2006 are as follows:

	Three Months Ended March 31,
	2007	2006
Quickdraw conveyors	$1,010,896	$585,132
Spindles and motion control	758,806	1,789,868
Industrial centrifuges	186,611	237,898
Contract Manufacturing	341,078	266,307
Other revenue	—	17,558
Total net sales	$2,297,391	$2,896,763

Sales to the Company’s largest customer were $444,236 or 19% of net sales for the first quarter of 2007 compared to $1,630,991, or 56% of net sales for the same period in 2006.  Sales to the Company’s second largest customer were $303,119 or 13% of net sales for the first quarter of 2007 compared to $367,533 or 13% of sales for the same period in 2006.  Sales decreased overall during the first quarter 2007 compared to the same period in 2006 due to a dramatic decrease in sales to the Company’s largest customer.  The decrease was offset by a continual increase in Quickdraw conveyor sales.

Gross profit was $388,563 or 18% of net sales for the first quarter ended March 31, 2007, compared to $905,617 or 31% of net sales for the same period in 2006.  Gross profit decreased by $517,054 or 57% due to decreased sales and lower margins on specific products sold in the first quarter of 2007.  The gross profit for future quarters is dependent on the volume of sales and the product mix.

Selling, general and administrative expenses were $545,727 or 25% of net sales for the first quarter of 2007 compared to $535,732 or 18% of net sales for the same period in 2006.  The increase for the quarter ended March 31, 2007 was $9,995 or 2%.  Selling, general and administrative expenses remained constant quarter over quarter.

In the first quarter of 2007 the Company had operating loss of $157,164 or 7% compared to operating profit of $369,885 or 13% for the same period of 2006.  The operating income decreased for the first quarter by $527,049 or 142% due to lower sales and gross profits as discussed above.

Interest expense was $29,058 or 1% of net sales for the first quarter of 2007, compared to $31,773 or 1% of net sales for the same period in 2006.  The decrease in interest expense of $2,715 is a result of a lower average outstanding balance of our senior debt during the first quarter of 2007 compared to the same period in 2006.  Total other income, net of interest expenses during the first quarter of 2007 was $567, compared to $0 during the same period in 2006, an increase of $567.

Total other expenses (net), were $28,491 or 1% of net sales for the first quarter of 2007 compared to $31,773 or 1% for the same period of 2006.  The decrease for the quarter ended March 31, 2007 of $3,282 or 1% was primarily due to a lower average outstanding balance of our senior debt during 2007 compared to 2006.

The effect of inflation on the Company’s results has not been significant.

Net loss attributable to common shareholders for the first quarter of 2007 was $203,655 or $0.02 per basic and diluted share, compared to net income attributable to common shareholders of $320,112 or $0.04 per basic and $.03 per diluted share for the first quarter of 2006.  The change in net income is due to the reasons discussed above.

The Company recorded net loss for the first quarter ended March 31, 2007 and did not record a provision for income taxes and, generally, does not pay regular income taxes because of the availability of its net operating loss carry forwards.

Liquidity and Capital Resources

At March 31, 2007, the Company had working capital of $396,361, compared to $586,603 at December 31, 2006. The current ratio was 1.20 at March 31, 2007 and 1.42 at December 31, 2006.  The decrease in working capital is primarily a result of operating losses during the quarter, thereby using cash for operating activities and requiring advances on the Company’s senior debt.

Net cash used in operating activities was $606,344 for the three months ended March 31, 2007, compared to net cash provided by operating activities of $521,975 for the comparable period in 2006.  The decrease in cash flows from operating activities for the three months ended March 31, 2007, from the comparable period in 2006, was due primarily to net losses from operations as a result of decreased sales, an increase in accounts receivables offset by an increase in accounts payable and a decrease in customer deposits.

Net cash used in investing activities for the three month period ended March 31, 2007 was $1,724, compared to $95,691 used in investing activities during the same three month period in 2006.  The change was due to decreased expenditures in capital equipment. The Company does not anticipate any material commitments for capital expenditures for the next 12 months.

Net cash provided by financing activities was $516,987 for the three month period ended March 31, 2007, compared to cash used in financing activities of $412,861 for the same period in 2006.  The change was primarily due to borrowing against senior debt during the first quarter of 2007 versus paying down the senior debt during the same period in 2006.

On June 30, 2006, the Company entered into its first amendment to the second amended and restated senior credit agreement consisting of an asset-based line of credit with availability of up to $1,200,000, subject to a borrowing base limitation of 85% of the Company’s eligible accounts receivable.  In addition the Company can borrow up to 40% of eligible raw materials and 30% of eligible finished goods for a one time 120-day period.  The asset-based line of credit bears interest at the bank’s reference rate plus one-half percent and matures in June 2007.  At March 31, 2007, the effective rate was 8.75% on the line of credit.

The credit facility is collateralized by all of the Company’s assets, except for certain equipment. The bank may at any time apply the funds available in any Company bank account against the outstanding loan balances.  As of March 31, 2007, $505,000 was outstanding under the credit facilities.  The line of credit is due on demand; accordingly, is classified as a current liability in the Company’s March 31, 2007 balance sheet.

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

The Company has determined that the amended lease is in substance a term lease based on the Company’s intent to continue to use the equipment and building under the lease for an extended period of time.  As of March 31, 2007 the remaining gain on sale-leaseback related to the building and equipment will be amortized over twenty-nine months and nine months respectively.

On June 30, 2006, related party creditors agreed to restructure their short-term debt to term notes, due and payable on July 1, 2008 at an interest rate of 3%.  The notes totaled $3,093,872 including accrued interest at March 31, 2007.

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

Summary

The decreased operating performance for the three month period ending March 31, 2007 compared to the same period in 2006 is the result of decreased sales and lower margins on specific products sold.  With the appropriate managerial policy actions, the upside and downside risks to the attainment of both sustainable growth and operational stability should be kept roughly equal.  Management is cautiously optimistic and intends to respond to changes in economic prospects as needed to fulfill its obligation to prudent fiscal management and stable and fiscally responsible growth, while focusing on its profitable strengths and advantages.

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

Critical Accounting Policies and Estimates

                 The Company’s significant accounting policies are described in Note 2 to the Financial Statements included in our annual report on form 10-KSB for the year ended December 31, 2006.  The accounting policies used in preparing the Company’s interim 2007 condensed financial statements are the same as those described in the Company’s annual report.

                The Company’s critical accounting policies are those both having the most impact to the reporting of the Company’s financial condition and results, and requiring significant judgments and estimates.  The Company’s critical accounting policies include those related to revenue recognition, share-based compensation and valuation of inventories.

Impact of Recent Accounting Pronouncements

                 FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” requires that a company evaluate all tax positions recognized in that company’s financial statements for any uncertainty that the tax positions will not be sustained under examination.  The company must determine whether it is more likely than not that a tax position will be sustained upon examination.  The company must also measure the amount of benefit to recognize in its financial statements for tax positions which meet the more likely than not threshold.  FASB Interpretation No. 48 became effective for fiscal years beginning after December 15, 2006.  For the quarter ending March 31, 2007, the Company does not believe there is any uncertainty with respect to the tax positions reflected in its financial statements which would result in a material change in the amount of benefit recognized in the financial statements; therefore, no provision has been made for the adoption of FASB Interpretation No. 48.

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

There were no changes in the Company’s internal control over financial reporting identified in that evaluation that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-QSB that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

MAGSTAR TECHNOLOGIES, INC.
(Registrant)
Date: May 10, 2007	By:	/s/ Jon L. Reissner
Jon L. Reissner
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2007	By:	/s/ Joseph A. Petrich
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