Form 10QSB
period 2007-06-30
MAGSTAR TECHNOLOGIES INC
filed 2007-08-10
CIK 83490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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
                                                                                Yes ☐    No  ☒

As of August 7, 2007, there were 9,137,223 and 1,000,000 shares of the registrant’s Common Stock, $.1875 par value and Preferred Stock, $.1875 par value, respectively, outstanding.

Transitional Small Business Disclosure Format (Check one):  YES    ☐            NO  ☒

PART I.  FINANCIAL INFORMATION

MAGSTAR TECHNOLOGIES, INC.

ITEM 1.  FINANCIAL INFORMATION

BALANCE SHEETS

JUNE 30, 2007 AND DECEMBER 31, 2006

	June 30,	December 31,
	2007	2006
	(Unaudited)	Audited
ASSETS
Current Assets:
Cash	$600	$91,681
Accounts receivable, net	957,172	558,551
Inventories	1,430,574	1,267,477
Other current assets	59,8108	51,264
Total current assets	2,448,154	1,968,973

Property, plant and equipment, net	162,164	184,315
Patents	35,486	34,142
Total assets	$2,645,804	$2,187,430

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Senior debt	$345,000	$—
Checks issued in excess of cash in bank	48,087	—
Accounts payable to related parties	616	—
Notes payable to related parties	45,688	—
Accounts payable	903,189	491,302
Accrued expenses	383,169	393,211
Deposits	36,193	166,332
Short term deferred gain on sale – leaseback equipment	77,788	155,576
Short term deferred gain on sale – leaseback building	175,949	175,949
Total current liabilities	2,015,679	1,382,370

Long-Term Liabilities:
Notes payable to related parties – long-term	3,071,154	3,071,154
Deferred gain on sale – leaseback building, net of current portion	205,275	293,247
Total liabilities	5,292,108	4,746,771

Stockholders’ deficiency:
Convertible preferred stock, par value $.1875 per share, Authorized 2,500,000 shares; 1,000,000 issued and outstanding	187,500	187,500
Common stock, par value $.1875 per share, authorized 30,000,000 shares; 9,137,223 issued and outstanding at June 30, 2007 and December 31, 2006	1,713,229	1,713,229
Additional paid-in capital	23,706,349	23,665,876
Accumulated deficit	(28,253,382)	(28,125,946)
Total stockholders’ deficiency	(2,646,304)	(2,559,341)
Total liabilities and stockholders’ deficiency	$2,645,804	$2,187,430

See accompanying notes to financial statements.

MAGSTAR TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS

	(Unaudited)		(Unaudited)
	For the three months ended		For the six months ended
	June 30,		June 30,
	2007	2006	2007	2006

Net sales	$2,707,294	$2,624,353	$4,870,643	$5,521,116
Cost of sales	2,081,813	2,095,144	3,856,599	4,086,291

Gross profit	625,481	529,209	1,014,044	1,434,825

Selling, general and administrative expenses
Gain on sale – leasebacks	(82,880)	(121,890)	(165,760)	(243,777)
Other selling, general and administrative expenses	618,789	521,568	1,247,396	1,179,188

Total selling, general and administrative expenses, net	535,909	399,678	1,081,636	935,411

Operating income (loss)	89,572	129,531	(67,592)	499,414

Other income (expense):
Interest expense	(32,192)	(27,411)	(61,250)	(59,182)
Other, net	839	16,000	1,406	16,000

Total other income (expense), net	(31,353)	(11,411)	(59,844)	(43,182)

Net income (loss)	58,219	118,120	(127,436)	456,232

Deemed dividend on preferred stock	18,000	18,000	36,000	36,000

Net income (loss) attributable to common shareholders	$40,219	$100,120	$(163,436)	$420,232

Net income (loss) per share attributable to common shareholders – basic	$0.00	$0.01	$(0.02)	$0.05
Net income (los) per share attributable to common shareholders – diluted	$0.00	$0.01	$(0.02)	$0.04

Weighted average common shares outstanding – basic	9,137,223	9,137,223	9,137,223	9,135,016
Weighted average common shares outstanding - diluted	9,521,864	10,563,040	9,137,223	10,566,609

See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS

	(Unaudited)
	For the six months ended June 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$(127,436)	$456,232
Adjustments to reconcile net income (loss) to net cash,
Provided by (used in) operating activities:

Depreciation and amortization	23,386	13,589
Gain on sale-leaseback	(165,760)	(243,777)
Deferred equipment lease	—	(47,530)
Share-based compensation to employees and non-employees	40,473	67,628
Deferred rent	—	(10,231)
Accrued interest on notes payable to related parties	45,688	45,688

Changes in operating assets and liabilities:
Accounts receivable	(398,621)	59,517
Inventories	(163,097)	(204,319)
Prepaid expenses	(8,544)	7,388

Accounts payable	411,887	216,759
Accrued expenses	(10,042)	(19,134)
Accounts payable to related parties	616	10,513
Deposits	(130,139)	11,360
Other liabilities	—	(240)

Net cash provided by (used in) operating activities	(481,589)	363,443

Cash flows from investing activities:
Purchases of equipment	—	(109,301)
Payments for patents	(2,579)	(3,560)

Net cash (used in) investing activities	(2,579)	(112,861)

Cash flows from financing activities:
Change in senior debt	345,000	(150,566)
Payments on capital leases	—	(48,137)
Proceeds from exercise of stock options	—	2,730
Net change in checks issued in excess of cash in bank	48,087	(21,972)

Net cash provided by (used in) financing activities	393,087	(217,945)
Net increase in cash	(91,081)	32,637
Cash, beginning of year	91,681	600

Cash, end of period	$600	$33,237

Supplemental disclosures of cash flow information:
Cash paid for interest	$14,153	$25,773

Noncash investing and financing activities:
Forgiveness of related party debt	$0	$942,792

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1.                                       Financial Statements:

The unaudited financial statements of MagStar Technologies, Inc. (the “Company”) for the three and six month periods ended June 30, 2007 and 2006 reflect, in the opinion of management, all adjustments (which include normal recurring adjustments) necessary to fairly state the financial position, and the results of operations and cash flows for the reported periods.  The results of operations for any interim period are not necessarily indicative of results expected for the full year.  The December 31, 2006, balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  These unaudited interim financial statements should be read in conjunction with the financial statements and related notes for the year ended December 31, 2006, which are included in the Company’s 2006 Annual Report on Form 10-KSB.

Net Income (Loss) Per Common Share:

Basic net income (loss) per common share attributable to common shareholders is computed using the weighted average number of shares outstanding for the period.  Diluted net income (loss) per common share attributable to common shareholders is computed using the weighted average number of shares outstanding per common share adjusted for the incremental dilutive shares attributed to outstanding stock options under the Company’s stock option plans, stock purchase warrants and convertible preferred stock.  At June 30, 2007, the Company had outstanding warrants for the purchase of 250,000 shares of common stock and stock options for the purchase of 1,748,433 shares of common stock.

Stock-Based Compensation

As more fully described in our Annual Report on Form 10-KSB for the year ended December 31, 2006, the Company has granted stock options over the years to employees, non-employees and directors under various stockholder approved stock option plans. As of June 30, 2007, the Company had 1,748,433 stock options outstanding.  All share-based payments to employees, including grants of employee stock options, are valued at fair value on the date of grant and are expensed over the applicable vesting period.  The fair value of each option grant was determined as of grant date, utilizing the Black-Scholes option pricing model. Based on these valuations, we recognized compensation expense of $11,043 ($0.01 per share) and $40,473 ($0.01 per share) in the three months and six months periods ended June 30, 2007.  The amortization of each option grant will continue over the remainder of the vesting period of each option grant. We expect that the impact on earnings for the remainder of 2007 for stock based compensation will be approximately $33,000 and estimate the impact on future earnings to be approximately $70,000.

Warranty Reserve

The Company warrants its products for one or five years. The reserve for warranty is included in accrued expenses and is computed by averaging the last four years warranty costs incurred.  The following summarizes the warranty transactions for the three-month periods ended:

	June 30,	June 30,
	2007	2006

Balance at Beginning of Period	$20,000	$20,000
Claims paid	—	—
Expense Provision	—	—
Balance at End of Period	$20,000	$20,000

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

2.                                       Significant Customers:

The Company had two customers that accounted for a significant percentage of net sales as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006

Customer A	1,153,249	1,104,160	1,597,485	2,735,151
% of Sales	43%	42%	33%	50%
% of Accounts Receivable	34%	22%	34%	22%

Customer B	325,819	236,711	628,938	604,244
% of Sales	12%	9%	13%	11%
% of Accounts Receivable	10%	1%	10%	1%

3.                                       Senior Debt:

On July 2, 2007, the Company entered into its second amendment to the second amended and restated senior credit agreement consisting of an asset-based line of credit with availability of up to $1,200,000, subject to a borrowing base limitation of 85% of the Company’s eligible accounts receivable.  In addition the Company can borrow up to 40% of eligible raw materials and 30% of eligible finished goods for a one time 120-day period.  The asset-based line of credit bears interest at the bank’s reference rate plus one-half percent and matures on July 31, 2007.

On August 7, 2007, the Company entered into its third amendment to the second amended and restated senior credit agreement consisting of the same terms as its second amendment to the second amended and restated senior credit agreement with a maturity date of June 30, 2008.

The credit facility is collateralized by all of the Company’s assets, except for certain equipment. The bank may at any time apply the funds available in any Company bank account against the outstanding loan balance.  As of June 30, 2007, $345,000 was outstanding under the credit facility.  The line of credit is due on demand and accordingly, is classified as a current liability in the Company’s June 30, 2007 balance sheet.  At June 30, 2007, the effective rate was 8.75% on the line of credit.

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

The Company has determined that the amended lease is in substance a term lease based on the Company’s intent to continue to use the equipment and building under the lease for an extended period of time.  As of June 30, 2007 the remaining gain on sale-leaseback related to the building and equipment will be amortized over twenty-six months and six months respectively.

On June 30, 2006, related party creditors agreed to restructure their short-term debt to term notes, due and payable on July 1, 2008 at an interest rate of 3%.  The notes totaled $3,116,842 including accrued interest at June 30, 2007.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

The information in this discussion may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements involve risks and uncertainties, including statements regarding the Company’s capital needs, business strategy and expectations.  Any statements that are not of historical fact may be deemed to be forward-looking statements.  These forward-looking statements involve substantial risks and uncertainties.  In some cases you can identify forward-looking statements by terminology such as “may,”  “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,”

“predict,” “potential,” or “continue”, the negative of the terms or other comparable terminology.  Forward-looking statements in this Report may also include references to anticipated sales volume and product margins, efforts aimed at establishing new or improving existing relationships with customers, other business development activities, anticipated financial performance, business prospects and similar matters.  Actual events or results may differ materially from the anticipated results or other expectations expressed in the forward-looking statements.  In evaluating these statements, you should consider various factors, including the risks included from time to time in other reports or registration statements filed with the United States Securities and Exchange Commission.  These factors may cause the Company’s actual results to differ materially from any forward-looking statements.  The Company disclaims any obligation to publicly update these statements, or disclose any difference between actual results and those reflected in these statements.

General

MagStar Technologies, Inc. (“MagStar” or the “Company”) is a publicly owned company headquartered in Hopkins, Minnesota.  The Company’s stock is quoted on the Over-The-Counter Bulletin Board under the symbol “MGST”. MagStar is a manufacturer of conveyors, material handling equipment, motion control devices, and contract manufactured medical devices.  MagStar’s primary product is Quickdraw brand conveyor systems, used in factory and laboratory automation.  MagStar also manufactures customized motion control products (custom servo motors, spindles, and linear slides), disposable based medical centrifuges and devices, and its other proprietary product, oil centrifuges.  Products manufactured by MagStar are used in high-tech manufacturing, electronics assembly, surgical procedures, and laboratory processes.   Engineering strengths, precision machining abilities, and assembly services enable MagStar to be a prototype developer and production manufacturer of high performance and cost effective products.

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

Results of Operations

The Company’s net sales of $2,707,294 for the second quarter ended June 30, 2007 increased by 3% or $82,941 from $2,624,353 for the same period in 2006.  The Company’s net sales of $4,870,643 for the six months ended June 30, 2007 decreased by 12% or $650,473 from $5,521,116 for the same period in 2006.   Net sales from the Company’s major product lines for the second quarter and six months ended June 30, 2007 compared to the same periods in 2006 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Quickdraw conveyors	$1,029,219	$772,311	$1,906,073	$1,357,443
Spindles and motion control	1,284,480	1,363,675	2,043,286	3,153,543
Industrial centrifuges	139,318	305,757	325,929	543,654
Contract Manufacturing	259,887	262,524	601,119	528,831
Other revenue	(5,610)	(79,914)	(5,764)	(62,355)
Total net sales	$2,707,294	$2,624,353	$4,870,643	$5,521,116

Sales to the Company’s largest customer, Customer A, were $1,153,249 or 43% of net sales for the second quarter of 2007 compared to $1,104,160, or 42% of net sales for the same period in 2006.  Sales to Customer B, the Company’s second largest customer were $325,819 or 12% of net sales for the second quarter of 2007 compared to $236,711 or 9% of sales for the same period in 2006.  Sales increased overall during the second quarter of 2007 compared to the same period in 2006 due to an increase in Quickdraw conveyor sales.  Sales to the Company’s largest customer, Customer A, were $1,597,485 or 33% of net sales for the six months ended June 30, 2007 compared to $2,735,151 or 50% of net sales for the same period in 2006.  Sales to Customer B, the Company’s second largest customer were $628,938 or 13% of net sales for the six months ended June 30, 2007 compared to $604,244 or 11% of sales for the same period in 2006.  Sales decreased overall during the six months ended June 30, 2007 compared to the same period in 2006 due to a large decrease in demand by the Company’s largest customer.  The decrease was offset by a continual increase in Quickdraw conveyor sales.

Gross profit was $625,481 or 23% for the second quarter ended June 30, 2007, compared to $529,209 or 20% for the same period in 2006.  Gross profit increased by $96,272 or 18% due to increased sales in the second quarter of 2007.  Gross profit was $1,014,044 or 21% for the six months ended June 30, 2007, compared to $1,434,825 or 26% for the same period in 2006.  Gross profit decreased by $420,781 or 29% due to decreased sales in the six months ended June 30, 2007.  The gross profit for future quarters is dependent on the volume of sales and the product mix.

Selling, general and administrative expenses were $535,909 or 20% of net sales for the second quarter of 2007 compared to $399,678 or 15% of net sales for the same period in 2006.  The increase for the quarter ended June 30, 2007 of $136,231 or 34% is primarily due to increased selling expenses attributable to commissions, travel and a decrease in the recognized gain from the sale of building.  Selling, general and administrative expenses were $1,081,636 or 22% of net sales for the six months ended June 30, 2007 compared to $935,411 or 17% of net sales for the same period in 2006.  The increase for the six months ended June 30, 2007 of $146,225 or 16% is primarily due to increased selling expenses attributable to commissions, travel and a decrease in the recognized gain from the sale of building.

In the second quarter of 2007, the Company had operating income of $89,572 or 3% of net sales compared to $129,531 or 5% of net sales for the same period of 2006.  The operating income decreased for the second quarter by $39,959 or 31% due to the reasons discussed above.  For the six months ended June 30, 2007, the Company had operating loss of $67,592 or 1% of net sales compared to $499,414 or 9% of net sales for the same period of 2006.  The operating income decreased for the six months ended June 30, 2007 by $567,006 or 114% due to the reasons discussed above.

Other expenses (net) were $31,353 or 1% of net sales for the second quarter of 2007 compared to $11,411 or 1% for the same period of 2006.  The increase for the quarter ended June 30, 2007 of $19,942 or 175% was primarily due to a higher average outstanding balance on our senior debt during 2007 compared to 2006 and a recognized gain on equipment sales in 2006.  Other expenses (net) were $59,844 or 1% of net sales for the six months ended June 30, 2007 compared to $43,182 or 1% for the same period of 2006.  The increase for the six months ended June 30, 2007 of $16,662 or 39% is primarily due to a recognized gain on equipment sales during 2006.

The Company recorded net income for the second quarter ended June 30, 2007 and did not  record a provision for income taxes and, generally, does not pay regular income taxes because of the availability of its net operating loss carry forwards.

The effect of inflation on the Company’s results has not been significant.

Net income attributable to common shareholders for the second quarter of 2007 was $40,219 or $0.00 per basic and diluted share, compared to a net income attributable to common shareholders of $100,120 or $0.01 per basic and diluted share for the second quarter of 2006.  Net loss attributable to common shareholders for the six months ended June 30, 2007 was $163,436 or ($0.02) per basic and diluted share, compared to a net income attributable to common shareholders of $420,232 or $0.05 per basic and $0.04 per diluted share for the second quarter of 2006.  The change in net income is due to the reasons discussed above.

Liquidity and Capital Resources

At June 30, 2007, the Company had working capital of $432,475, compared to $586,603 at December 31, 2006. The current ratio was 1.21 at June 30, 2007 and 1.42 at December 31, 2006.  The decrease in working capital is primarily due to an increase in senior debt and accounts payable as a result of operating losses during the six month period ended June 30, 2007.

Net cash used in operating activities was $481,589 for the six months ended June 30, 2007, compared to net cash from operating activities of $363,443 for the comparable period in 2006.  The decrease in cash flows from operating activities for the six months ended June 30, 2007, from the comparable period in 2006, was due primarily to net operating losses from operations as a result of decreased sales.

Net cash used in investing activities for the six month period ended June 30, 2007 was $2,579, compared to $112,861 used in investing activities during the same six month period in 2006.  The change was due to decreased expenditures in capital equipment. The Company anticipates minimal commitments for capital expenditures during the next 12 months.

Net cash provided by financing activities was $393,087 for the six month period ended June 30, 2007, compared to cash used in financing activities of $217,945 for the same period in 2006.  The change was primarily due to additional borrowings in senior debt during 2007 versus paying down the senior debt in 2006.

On July 2, 2007, the Company entered into its second amendment to the second amended and restated senior credit agreement consisting of an asset-based line of credit with availability of up to $1,200,000, subject to a borrowing base limitation of 85% of the Company’s eligible accounts receivable.  In addition the Company can borrow up to 40% of eligible raw materials and 30% of eligible finished goods for a one time 120-day period.  The asset-based line of credit bears interest at the bank’s reference rate plus one-half percent and matures on July 31, 2007.

On August 7, 2007, the Company entered into its third amendment to the second amended and restated senior credit agreement consisting of the same terms as its second amendment to the second amended and restated senior credit agreement with a maturity date of June 30, 2008.

The credit facility is collateralized by all of the Company’s assets, except for certain equipment. The bank may at any time apply the funds available in any Company bank account against the outstanding loan balance.  As of June 30, 2007, $345,000 was outstanding under the credit facility.  The line of credit is due on demand and accordingly, is classified as a current liability in the Company’s June 30, 2007 balance sheet.  At June 30, 2007, the effective rate was 8.75% on the line of credit.

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

The Company has determined that the amended lease is in substance a term lease based on the Company’s intent to continue to use the equipment and building under the lease for an extended period of time.  As of June 30, 2007 the remaining gain on sale-leaseback related to the building and equipment will be amortized over twenty-six months and six months respectively.

On June 30, 2006, related party creditors agreed to restructure their short-term debt to term notes, due and payable on July 1, 2008 at an interest rate of 3%.  The notes totaled $3,116,842 including accrued interest at June 30, 2007.

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

Summary

The decreased operating performance for the six month period ending June 30, 2007 compared to the same period in 2006 is the result of decreased sales and lower margins on certain products sold.  With the appropriate managerial policy actions, the upside and downside risks to the attainment of both sustainable growth and operational stability should be kept roughly equal.  Management is cautiously optimistic and intends to respond to changes in economic prospects as needed to fulfill its obligation to prudent fiscal management and stable and fiscally responsible growth, while focusing on its profitable strengths and advantages.

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

Impact of Recent Accounting Pronouncements

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” requires that a company evaluate all tax positions recognized in that company’s financial statements for any uncertainty that the tax positions will not be sustained under examination.  The company must determine whether it is more likely than not that a tax position will be sustained upon examination.  The company must also measure the amount of benefit to recognize in its financial statements for tax positions which meet the more likely than not threshold.  The adoption of FASB Interpretation No. 48 during 2007 did not impact the Company.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held an annual meeting of its Shareholders on Thursday, May 17, 2007.

James L. Reissner, Michael J. Tate, Robert L. Stehlik, James H. Zavoral, M.D., and Jon L. Reissner were re-elected as directors of the Company.  Each director received the following votes:

	Shares
	In Favor	Withhold Authority

James L. Reissner	8,619,173	50,531
Michael J. Tate	8,619,173	50,531
Robert L. Stehlik	8,619,173	50,531
James H. Zavoral, M.D.	8,619,173	50,531
Jon L. Reissner	8,619,173	50,531

Additionally, the Shareholders ratified the appointment of Virchow, Krause & Company, LLP as independent auditors of the Company for the year ending December 31, 2007 with the following vote:  8,651,589 shares in favor, 9,645 shares voting against and 8,470 shares abstaining.

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

MAGSTAR TECHNOLOGIES, INC.
(Registrant)

Date: August 7, 2007	By:	/s/ Jon L. Reissner
Jon L. Reissner
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2007	By:	/s/ Joseph A. Petrich
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