Form 10QSB
period 2007-09-30
MAGSTAR TECHNOLOGIES INC
filed 2007-11-08
CIK 83490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of November 7, 2007, there were 9,137,223 and 1,000,000 shares of the registrant’s Common Stock, $.1875 par value and Preferred Stock, $.1875 par value, respectively, outstanding.

Transitional Small Business Disclosure Format (Check one):  YES  ☐  NO  ☒

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MAGSTAR TECHNOLOGIES, INC.

BALANCE SHEETS

SEPTEMBER 30, 2007 AND DECEMBER 31, 2006

	September 30,	December 31,
	2007	2006
	(Unaudited)	Audited
ASSETS
Current Assets:
Cash	$600	$91,681
Accounts receivable, net	1,250,682	558,551
Inventories	2,047,124	1,267,477
Other current assets	85,113	51,264
Total current assets	3,383,519	1,968,973

Property, plant and equipment, net	151,088	184,315
Patents	35,913	34,142
Total assets	$3,570,520	$2,187,430

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Senior debt	$140,000	$—
Checks issued in excess of cash in bank	89,725	—
Accounts payable to related parties	10,635	—
Notes payable to related parties	3,140,066	—
Accounts payable	1,523,653	491,302
Accrued expenses	462,841	393,211
Deposits	373,183	166,332
Short term deferred gain on sale – leaseback equipment	38,894	155,576
Short term deferred gain on sale – leaseback building	175,949	175,949
Total current liabilities	5,954,946	1,382,370

Long-Term Liabilities:
Notes payable to related parties – long-term	—	3,071,154
Deferred gain on sale – leaseback building, net of current portion	161,289	293,247
Total liabilities	6,116,235	4,746,771

Stockholders’ deficiency:
Convertible preferred stock, par value $.1875 per share, Authorized 2,500,000 shares; 1,000,000 issued and outstanding	187,500	187,500
Common stock, par value $.1875 per share, authorized 30,000,000 shares; 9,137,223 issued and outstanding at September 30, 2007 and December 31, 2006	1,713,229	1,713,229
Additional paid-in capital	23,719,969	23,665,876
Accumulated deficit	(28,166,413)	(28,125,946)
Total stockholders’ deficiency	(2,545,715)	(2,559,341)
Total liabilities and stockholders’ deficiency	$3,570,520	$2,187,430

See accompanying notes to financial statements.

MAGSTAR TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS

	(Unaudited)		(Unaudited)
	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
Net sales	$3,069,762	$2,315,781	$7,940,405	$7,836,896
Cost of sales	2,310,553	1,836,073	6,167,155	5,922,364

Gross profit	759,209	479,708	1,773,250	1,914,532

Selling, general and administrative expenses
Gain on sale – leasebacks	(82,876)	(576,976)	(248,640)	(820,754)
Other selling, general and administrative expenses	723,758	559,420	1,971,157	1,738,611

Total selling, general and administrative expenses, net	640,882	(17,556)	1,722,517	917,857

Operating income	118,327	497,264	50,733	996,675

Other income (expense):
Interest expense	(31,358)	(32,744)	(92,606)	(91,923)
Other, net	—	500	1,406	16,500

Total other income (expense, net)	(31,358)	(32,244)	(91,200)	(75,423)

Net income (loss)	86,969	465,020	(40,467)	921,252

Deemed dividend on preferred stock	18,000	18,000	54,000	54,000

Net income (loss attributable to common shareholders)	$68,969	$447,020	$(94,467)	$867,252

Net income (loss) per share attributable to common shareholders – basic	$0.01	$0.05	$(0.01)	$0.09
Net income (loss) per share attributable to common shareholders – diluted	$0.01	$0.04	$(0.01)	$0.08

Weighted average common shares outstanding – basic	9,137,223	9,137,223	9,137,223	9,135,760
Weighted average common shares outstanding - diluted	9,331,473	10,558,550	9,137,223	10,557,086

See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS

	(Unaudited)
	For the nine months ended September 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$(40,467)	$921,252
Adjustments to reconcile net income (loss) to net cash,
Provided by (used in) operating activities:

Depreciation and amortization	35,078	21,469
Gain on sale-leaseback	(248,640)	(820,752)
Deferred equipment lease	—	(47,530)
Share-based compensation to employees and non-employees	54,093	85,301
Deferred rent	—	(10,231)
Accrued interest on notes payable to related parties	68,912	68,911

Changes in operating assets and liabilities:
Accounts receivable	(692,131)	(193,902)
Inventories	(779,647)	(246,233)
Prepaid expenses	(33,849)	10,035
Accounts payable	1,032,351	310,841
Accrued expenses	69,630	(23,490)
Accounts payable to related parties	10,635	9,164
Deposits	206,851	72,275
Other liabilities	—	(240)

Net cash provided by (used in) operating activities	(317,184)	156,870

Cash flows from investing activities:
Purchases of equipment	—	(127,317)
Payments for patents	(3,622)	(4,190)

Net cash (used in) investing activities	(3,622)	(131,507)

Cash flows from financing activities:
Change in senior debt	140,000	32,235
Payments on capital leases	—	(48,137)
Proceeds from exercise of stock options	—	2,730
Net change in checks issued in excess of cash in bank	89,725	(12,191)

Net cash provided by (used in) financing activities	229,725	(25,363)
Net decrease in cash	(91,081)	—
Cash, beginning of year	91,681	600

Cash, end of period	$600	$600

Supplemental disclosures of cash flow information:
Cash paid for interest	$23,334	$34,254

Noncash investing and financing activities:
Forgiveness of related party debt	$0	$942,792

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1.             Financial Statements:

The unaudited financial statements of MagStar Technologies, Inc. (the “Company”) for the three and nine month periods ended September 30, 2007 and 2006 reflect, in the opinion of management, all adjustments (which include normal recurring adjustments) necessary to fairly state the financial position, and the results of operations and cash flows for the reported periods. The results of operations for any interim period are not necessarily indicative of results expected for the full year. The December 31, 2006, balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These unaudited interim financial statements should be read in conjunction with the financial statements and related notes for the year ended December 31, 2006, which are included in the Company’s 2006 Annual Report on Form 10-KSB.

Net Income (Loss) Per Common Share:

Basic net income (loss) per common share attributable to common shareholders is computed using the weighted average number of shares outstanding for the period. Diluted net income (loss) per common share attributable to common shareholders is computed using the weighted average number of shares outstanding per common share adjusted for the incremental dilutive shares attributed to outstanding stock options under the Company’s stock option plans, stock purchase warrants and convertible preferred stock. At September 30, 2007, the Company had outstanding warrants for the purchase of 250,000 shares of common stock and stock options for the purchase of 1,739,933 shares of common stock.

Stock-Based Compensation

As more fully described in our Annual Report on Form 10-KSB for the year ended December 31, 2006, the Company has granted stock options over the years to employees, non-employees and directors under various stockholder approved stock option plans. As of September 30, 2007, the Company had 1,739,933 stock options outstanding. All share-based payments to employees, including grants of employee stock options, are valued at fair value on the date of grant and are expensed over the applicable vesting period. The fair value of each option grant was determined as of grant date, utilizing the Black-Scholes option pricing model. Based on these valuations, we recognized compensation expense of $13,620 ($0.01 per share) for the third quarter ended September 30, 2007, compared to $17,673 ($0.01 per share) for the same period in 2006. Compensation expense was $54,093 ($0.01 per share) for the nine months ended September 30, 2007, compared to $85,301 ($0.01 per share) for the same period in 2006. The amortization of each option grant will continue over the remainder of the vesting period of each option grant. We expect that the impact on earnings for the remainder of 2007 for stock based compensation will be approximately $15,000 and estimate the impact on future earnings to be approximately $55,000.

Warranty Reserve

The Company warrants its products for one or five years. The reserve for warranty is included in accrued expenses and is computed by averaging the last four years warranty costs incurred. The following summarizes the warranty transactions for the three-month periods ended:

	September 30,	September 30,
	2007	2006
Balance at Beginning of Period	$20,000	$20,000
Claims Paid	143	248
Expense Provision	(143)	(248)
Balance at End of Period	$20,000	$20,000

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

2.             Significant Customers:

The Company had two customers that accounted for a significant percentage of net sales as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006

Customer A	$1,370,149	$724,073	$2,967,634	$3,459,224
% of Sales	45%	31%	37%	44%
% of Accounts Receivable	32%	12%	32%	12%

Customer B	590,768	234,655	1,219,706	838,899
% of Sales	19%	10%	15%	11%
% of Accounts Receivable	9%	13%	9%	13%

3.             Senior Debt:

On July 2, 2007, the Company entered into its second amendment to the second amended and restated senior credit agreement consisting of an asset-based line of credit with availability of up to $1,200,000, subject to a borrowing base limitation of 85% of the Company’s eligible accounts receivable. In addition the Company can borrow up to 40% of eligible raw materials and 30% of eligible finished goods for a one time 120-day period. The asset-based line of credit bears interest at the bank’s reference rate plus one-half percent and matured on July 31, 2007.

On August 7, 2007, the Company entered into its third amendment to the second amended and restated senior credit agreement consisting of the same terms as its second amendment to the second amended and restated senior credit agreement with a maturity date of June 30, 2008.

The credit facility is collateralized by all of the Company’s assets, except for certain equipment. The bank may at any time apply the funds available in any Company bank account against the outstanding loan balance. As of September 30, 2007, $140,000 was outstanding under the credit facility. The line of credit is due on demand and accordingly, is classified as a current liability in the Company’s September 30, 2007 balance sheet. At September 30, 2007, the effective rate was 8.25% on the line of credit.

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

The Company has determined that the amended lease is in substance a term lease based on the Company’s intent to continue to use the equipment and building under the lease for an extended period of time. As of September 30, 2007 the remaining gain on sale-leaseback related to the building and equipment will be amortized over twenty-three months and three months respectively.

On June 30, 2006, related party creditors agreed to restructure their short-term debt to term notes, due and payable on July 1, 2008 at an interest rate of 3%. The notes totaled $3,140,066 including accrued interest at September 30, 2007.

5.             Subsequent Events

On October 4, 2007, the Company filed Schedule 13E-3 with the Securities and Exchange Commission in connection with a “going private” transaction. A special committee of the board of directors has approved a 1-for-2,000 share combination, or reverse split, such that shareholders owning less than one whole share of the Company’s common stock following the reverse split will have their fractional shares cancelled and converted into the right to receive the cash consideration described herein. Each share of common stock held of record or beneficially by a shareholder owning fewer than 2,000 shares of common stock on a yet to be determined record date, will be converted into the right to receive $0.425 per pre-split share, without interest. Shareholders who own

2,000 or more shares of the Company’s common stock on the record date will not be entitled to receive any cash for any whole or fractional shares that may result from the reverse split.

The purpose of the going private transaction is to reduce the number of record holders of the Company’s common stock to fewer than 300 so that the Company will be eligible to terminate the public registration of the Company’s common stock under the Securities Exchange Act of 1934, as amended. In such case, the Company would no longer be required to file periodic reports with the Securities and Exchange Commission. The deregistration of the Company’s common stock will also have the effect of terminating the eligibility of its common stock for quotation on the Over-The-Counter Bulletin Board (“OTCBB”).

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

Results of Operations

The Company’s net sales of $3,069,762 for the third quarter ended September 30, 2007 increased by 33% or $753,981 from $2,315,781 for the same period in 2006. The Company’s net sales of $7,940,405 for the nine months ended September 30, 2007 increased by 1% or $103,509 from $7,836,896 for the same period in 2006. Net sales from the Company’s major product lines for the third quarter and nine months ended September 30, 2007 compared to the same periods in 2006 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Quickdraw conveyors	$1,156,495	$869,070	$3,062,568	$2,226,513
Spindles and motion control	1,511,871	920,105	3,555,157	4,073,648
Industrial centrifuges	183,816	319,552	509,745	863,206
Contract manufacturing	228,163	196,894	829,282	725,725
Other revenue	(10,583)	10,160	(16,347)	(52,196)
Total net sales	$3,069,762	$2,315,781	$7,940,405	$7,836,896

Sales to the Company’s largest customer, Customer A, were $1,370,149 or 45% of net sales for the third quarter of 2007 compared to $724,073, or 31% of net sales for the same period in 2006. Sales to Customer B, the Company’s second largest customer were $590,768 or 19% of net sales for the third quarter of 2007 compared to $234,655 or 10% of sales for the same period in 2006. Sales increased overall during the third quarter of 2007 compared to the same period in 2006 due to an increase in Quickdraw conveyor sales and sales to the company’s two largest customers. Sales to the Company’s largest customer, Customer A, were $2,967,634 or 37% of net sales for the nine months ended September 30, 2007 compared to $3,459,224 or 44% of net sales for the same period in 2006. Sales to Customer B, the Company’s second largest customer were $1,219,706 or 15% of net sales for the nine months ended September 30, 2007 compared to $838,899 or 11% of sales for the same period in 2006. Sales increased overall during the nine months ended September 30, 2007 compared to the same period in 2006 due to an increase in Quickdraw conveyor sales offset by lower sales of spindles and motion control products. Such increase in Quickdraw conveyor sales is consistent with management’s plans to promote Quickdraw sales.

Gross profit was $759,209 or 25% for the third quarter ended September 30, 2007, compared to $479,708 or 21% for the same period in 2006. Gross profit increased by $279,501 or 58% due to increased sales in the third quarter of 2007. Gross profit was $1,773,250 or 22% for the nine months ended September 30, 2007, compared to $1,914,532 or 24% for the same period in 2006. Gross profit decreased by $141,282 or 7% due to additional $83,000 of inventory obsolescence in 2007 over 2006. The gross profit for future quarters is dependent on the volume of sales and the product mix.

Selling, general and administrative expenses were $640,882 or 21% of net sales for the third quarter of 2007 compared to $(17,556) or (1)% of net sales for the same period in 2006. The increase for the quarter ended September 30, 2007 of $658,438 or 3,751% is due to a decrease in the recognized gain from the sale of building of $494,100, with the remaining increase of $164,338 primarily due to increased selling expenses attributable to commissions and travel, and increased administrative expenses due to legal and professional fees attributable to the filing of Schedule 13E-3 with the Securities and Exchange Commission in connection with a “going private” transaction. Selling, general and administrative expenses were $1,722,517 or 22% of net sales for the nine months ended September 30, 2007 compared to $917,857 or 12% of net sales for the same period in 2006. The increase for the nine months ended September 30, 2007 of $804,660 or 88% is primarily due to a decrease in the recognized gain from the sale of building of $572,122, with the remaining increase of $232,538 primarily due to increased selling expenses attributable to commissions and travel, and increased administrative expenses due to legal and professional fees attributable to the filing of Schedule 13E-3 with the Securities and Exchange Commission in connection with a “going private” transaction.

In the third quarter of 2007, the Company had operating income of $118,327 or 4% of net sales compared to $497,264 or 21% of net sales for the same period of 2006. The operating income decreased for the third quarter by $378,937 or 76% due to the reasons discussed above. For the nine months ended September 30, 2007, the Company had operating profit of $50,733 or 1% of net sales compared to $996,675 or 13% of net sales for the same period of 2006. The operating income decreased for the nine months ended September 30, 2007 by $945,942 or 95% due to the reasons discussed above.

Other expenses (net) were $31,358 or 1% of net sales for the third quarter of 2007 compared to $32,244 or 1% for the same period of 2006. The decrease for the quarter ended September 30, 2007 of $886 or 3% was primarily due to a lower average outstanding balance on our senior debt during 2007 compared to 2006. Other expenses (net) were $91,200 or 1% of net sales for the nine months ended September 30, 2007 compared to $75,423 or 1% for the same period of 2006. The increase for the nine months ended September 30, 2007 of $15,777 or 21% is primarily due to a recognized gain on equipment sales during 2006.

The Company recorded net income for the third quarter ended September 30, 2007 and did not  record a provision for income taxes and, generally, does not pay regular income taxes because of the availability of its net operating loss carry forwards.

The effect of inflation on the Company’s results has not been significant.

Net income attributable to common shareholders for the third quarter of 2007 was $68,969 or $0.01 per basic and diluted share, compared to a net income attributable to common shareholders of $447,020 or $0.05 per basic and $0.04 per diluted share for the third quarter of 2006. Net loss attributable to common shareholders for the nine months ended September 30, 2007 was $(94,467) or $(0.01) per basic and diluted share, compared to a net income attributable to common shareholders of $867,252 or $0.09 per basic and $0.08 per diluted share for the third quarter of 2006. The change in net income is due to the reasons discussed above.

Liquidity and Capital Resources

At September 30, 2007, the Company had a working capital deficiency of $2,571,427, compared to working capital of $586,603 at December 31, 2006. The current ratio was .57 at September 30, 2007 and 1.42 at December 31, 2006. The decrease in working capital is primarily due to the reclassification of related party debt from long term debt to short term debt due to its maturity in July 2008.

Net cash used in operating activities was $317,184 for the nine months ended September 30, 2007, compared to net cash provided by operating activities of $156,870 for the comparable period in 2006. The decrease in cash flows from operating activities for the nine months ended September 30, 2007, from the comparable period in 2006, was due primarily to increased receivables and inventories offset by increased payables as a result of increased sales and backlog during the third quarter.

Net cash used in investing activities for the nine month period ended September 30, 2007 was $3,622, compared to $131,507 used in investing activities during the same nine month period in 2006. The decrease in investing activities for the nine months ended September 30, 2007, from the comparable period in 2006, was due primarily to decreased expenditures in capital equipment. The Company anticipates minimal commitments for capital expenditures during the next 12 months.

Net cash provided by financing activities was $229,725 for the nine month period ended September 30, 2007, compared to cash used in financing activities of $25,363 for the same period in 2006. The change was primarily due to additional borrowings in senior debt during 2007 versus paying down the senior debt in 2006.

On July 2, 2007, the Company entered into its second amendment to the second amended and restated senior credit agreement consisting of an asset-based line of credit with availability of up to $1,200,000, subject to a borrowing base limitation of 85% of the Company’s eligible accounts receivable. In addition the Company can borrow up to 40% of eligible raw materials and 30% of eligible finished goods for a one time 120-day period. The asset-based line of credit bears interest at the bank’s reference rate plus one-half percent and matured on July 31, 2007.

On August 7, 2007, the Company entered into its third amendment to the second amended and restated senior credit agreement consisting of the same terms as its second amendment to the second amended and restated senior credit agreement with a maturity date of June 30, 2008.

The credit facility is collateralized by all of the Company’s assets, except for certain equipment. The bank may at any time apply the funds available in any Company bank account against the outstanding loan balance. As of September 30, 2007, $140,000 was outstanding under the credit facility. The line of credit is due on demand and accordingly, is classified as a current liability in the Company’s September 30, 2007 balance sheet. At September 30, 2007, the effective rate was 8.25% on the line of credit.

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

The Company has determined that the amended lease is in substance a term lease based on the Company’s intent to continue to use the equipment and building under the lease for an extended period of time. As of September 30, 2007 the remaining gain on sale-leaseback related to the building and equipment will be amortized over twenty-three months and three months, respectively.

On June 30, 2006, related party creditors agreed to restructure their short-term debt to term notes, due and payable on July 1, 2008 at an interest rate of 3%. The notes totaled $3,140,066 including accrued interest at September 30, 2007.

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

Summary

The decreased operating performance for the nine month period ending September 30, 2007 compared to the same period in 2006 is the result of lower average margins on products sold and increased selling expenses. With the appropriate managerial policy actions, the upside and downside risks to the attainment of both sustainable growth and operational stability should be kept roughly equal. Management is cautiously optimistic and intends to respond to changes in economic prospects as needed to fulfill its obligation to prudent fiscal management and stable and fiscally responsible growth, while focusing on its profitable strengths and advantages.

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

ITEM 3. CONTROLS AND PROCEDURES

Management of the Company has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the quarter covered by this Quarterly Report on Form 10-QSB. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of the Company have concluded that the Company’s disclosure controls and procedures as of the end of the quarter covered by this Quarterly Report on Form 10-QSB are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. However, due to the limited number of Company employees engaged in the authorization, recording, processing and reporting of transactions, there is inherently a lack of segregation of duties. The Company periodically assesses the cost versus benefit of adding the resources that would remedy or mitigate this situation and currently, does not consider the benefits to outweigh the costs of adding additional staff in light of the oversight of the financial statements by senior management.

There were no changes in the Company’s internal control over financial reporting identified in that evaluation that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-QSB that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATON

ITEM 6. EXHIBITS

10.1                 Second Amendment to Second Amended and Restated Credit Agreement dated July 6, 2007 by and among the Company and U.S. Bank National Association.

10.2                 Third Amendment to Second Amended and Restated Credit Agreement dated August 7, 2007 by and among the Company and U.S. Bank National Association.

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

MAGSTAR TECHNOLOGIES, INC.
(Registrant)

Date:	November 8, 2007	By:	/s/ Jon L. Reissner
Jon L. Reissner
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 8, 2007	By:	/s/ Joseph A. Petrich
Joseph A. Petrich
Treasurer and Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit	Item

10.1	Second Amendment to Second Amended and Restated Credit Agreement dated July 6, 2007 by and among the Company and U.S. Bank National Association

10.2	Third Amendment to Second Amended and Restated Credit Agreement dated August 7, 2007 by and among the Company and U.S. Bank National Association

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of Chief Executive and Financial Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002